Form 10-Q
period 1998-04-30
CARREKER ANTINORI INC
filed 1998-07-02
CIK 1057709

                                United States
                      Securities and Exchange Commission
                           Washington, D.C.  20549


                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

Commission file number   0-24201
                      ---------------

                            Carreker-Antinori, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    75-1622836
     -------------------------------                    -------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)

     14001 N. Dallas Parkway, #1100
     Dallas, Texas                                          75240-7304
     ---------------------------------------            -------------------
     (Address of principal executive office)                (Zip Code)

                                 (972) 458-1981
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value -- 16,427,433 shares as of May 31, 1998.

                             CARREKER-ANTINORI, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION                                           PAGE
                                                                          ----
     Item 1  Financial Statements

             Condensed Consolidated Balance Sheets
             at January 31, 1998 and April 30, 1998                         3

             Condensed Consolidated Statements of Operations
             For the three months ended April 30, 1997
             and April 30, 1998                                             4

             Condensed Consolidated Statements of Cash Flows
             For the three months ended April 30, 1997
             and April 30, 1998                                             5

             Notes to Condensed Consolidated Financial Statements           6

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

     Item 3  Quantitative and Qualitative Disclosures about Market Risk    12

PART II  OTHER INFORMATION

     Item 1. Legal Proceedings                                             12

     Item 2. Changes in Securities and Use of Proceeds                     12

     Item 3. Defaults Upon Senior Securities                               12

     Item 4. Submission of Matters to a Vote of Security Holders           12

     Item 5. Other Information                                             12

     Item 6  Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                 13

PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                               CARREKER-ANTINORI, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                           April 30,
                          ASSETS                           January 31,       1998
                                                              1998        (Unaudited)
                                                           -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 1,975        $ 1,019
  Accounts receivable, net                                    12,755         14,092
  Inventory                                                       26             26
  Income tax receivable                                          199              0
  Prepaid expenses                                               646            615
  Other assets                                                    --            660
  Deferred income taxes                                          546            477
                                                             -------        -------
      Total current assets                                    16,147         16,889
Furniture, equipment, and leasehold improvements, net          1,580          1,926
Software costs capitalized, net                                2,263          2,547
Other assets                                                     329            132
                                                             -------        -------
      Total assets                                           $20,319        $21,494
                                                             -------        -------
                                                             -------        -------
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $ 2,036        $ 2,556
  Accrued compensation and benefits                            1,652            471
  Other accrued expenses                                         849            998
  Notes payable                                                   --          1,769
  Deferred revenue                                             4,176          3,810
                                                             -------        -------
      Total current liabilities                                8,713          9,604
Deferred income taxes                                            982            847
Common Stock subject to put                                    2,000          2,000
                                                             -------        -------
    Total liabilities                                         11,695         12,451
                                                             -------        -------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 2,000 shares
   authorized, none issued                                        --             --
  Common Stock, $.01 par value, 100,000 shares
   authorized, 12,007 and 11,922 shares issued,
   respectively                                                  120            120
  Additional paid-in capital                                   2,078          2,078
  Less treasury stock, at cost:
    367 and 368 shares, respectively                            (510)          (514)
  Deferred compensation                                         (754)          (691)
  Retained earnings                                            7,690          8,050
                                                             -------        -------
      Total stockholders' equity                               8,624          9,043
                                                             -------        -------
      Total liabilities and stockholders' equity             $20,319        $21,494
                                                             -------        -------
                                                             -------        -------

                        See accompanying notes.

                         CARREKER-ANTINORI, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended
                                                                    April 30,
                                                               -------------------
                                                                 1997       1998
                                                               -------     -------
REVENUES:
  Consulting and management service fees                       $ 4,139     $ 5,014
  Software license fees                                          1,261       3,146
  Software maintenance and implementation fees                   1,793       1,859
  Hardware sales                                                   321         238
                                                               -------     -------
    Total revenues                                               7,514      10,257

COSTS OF REVENUES:
  Consulting and management service fees                         2,777       3,644
  Software license fees                                            227         256
  Software maintenance and implementation fees                   1,051         949
  Hardware sales                                                   249         165
                                                               -------     -------
    Total cost of revenues                                       4,304       5,014
                                                               -------     -------
Gross profit                                                     3,210       5,243
                                                               -------     -------
OPERATING COSTS AND EXPENSES:
  Selling, general and administrative                            2,442       3,500
  Research and development                                         573       1,153
                                                               -------     -------
    Total operating costs and expenses                           3,015       4,653
Income from operations                                             195         590
Other income (expense)                                              49          10
                                                               -------     -------
Income before provisions for income taxes                          244         600
Provision for income taxes                                          98         240
                                                               -------     -------
Net income                                                     $   146     $   360
                                                               -------     -------
                                                               -------     -------
Basic earnings per share                                       $  0.01     $  0.03
                                                               -------     -------
                                                               -------     -------
Diluted earnings per share                                     $  0.01     $  0.03
                                                               -------     -------
                                                               -------     -------
Shares used in computing basic earnings per share               11,242      11,495
Shares used in computing diluted earnings per share             12,725      13,502

                          See accompanying notes.

                          CARREKER-ANTINORI, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (IN THOUSANDS)

                                                              Three Months Ended
                                                                  April 30,
                                                             --------------------
                                                               1997         1998
                                                             -------      -------
OPERATING ACTIVITIES:
  Net Income                                                 $   146      $   360
  Adjustments to reconcile net income to net
   cash (used in) operating activities:
    Amortization of capitalized software                         154          134
    Depreciation                                                 100          282
    Amortization of deferred compensation                         --           63
    Deferred income taxes                                        167          (66)
    Changes in assets and liabilities:
      Accounts receivable                                     (2,573)      (1,337)
      Inventory                                                 (114)          --
      Prepaid expenses and other                                 159         (233)
      Accounts payable and accrued expenses                   (1,010)        (512)
      Deferred revenue                                           567         (366)
                                                             -------      -------
        Net cash (used in) operating activities               (2,404)      (1,675)

INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold
   improvements                                                 (178)        (628)
  Capitalized software costs                                    (463)        (418)
                                                             -------      -------
        Net cash used in investing activities                   (641)      (1,046)

FINANCING ACTIVITIES:
  Purchase of treasury stock                                      --           (4)
  Proceeds from stock options exercised                          159           --
  Proceeds from borrowing                                         --        1,769
                                                             -------      -------
      Net cash provided by financing activities                  159        1,765
                                                             -------      -------
Net (decrease) in cash and cash equivalents                   (2,886)        (956)
Cash and cash equivalents at beginning of period               3,443        1,975
                                                             -------      -------
Cash and cash equivalents at end of period                   $   557      $ 1,019
                                                             -------      -------
                                                             -------      -------
Supplemental cash flow information:
  Cash paid for interest                                     $     4      $    16
                                                             -------      -------
                                                             -------      -------
  Cash paid for income taxes                                 $   164      $    20
                                                             -------      -------
                                                             -------      -------

                          See accompanying notes.

                          CARREKER-ANTINORI, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

PART I

   1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 1996, 1997, and 1998 included in the Company's Prospectus, dated May 20, 1998 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

          The Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) for all software license transactions entered into by the Company subsequent to January 31, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's revenues and earnings for the three month period ended April 30, 1998.

   2.  EARNINGS PER SHARE

          Basic earnings per share is computed by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period, and common equivalent shares consisting of stock options (using the treasury stock method).

          The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 30, 1997 and 1998 (in thousands, except per share amounts):

                                                      Three Months Ended
                                                           April 30,
                                                      --------------------
                                                        1997        1998
                                                      -------      -------
     Basic earnings per share:
       Net income                                     $   146      $   360
       Weighted average shares outstanding             11,242       11,495
                                                      -------      -------
         Basic earnings per share                     $   .01      $   .03
                                                      -------      -------
                                                      -------      -------
     Diluted earnings per share:
       Net income                                     $   146      $   360
       Weighted average shares outstanding             11,242       11,495
       Assumed conversion of employee stock options     1,483        2,007
                                                      -------      -------
       Shares used in diluted earnings per share
        calculation                                    12,725       13,502
                                                      -------      -------
         Diluted earnings per share                   $   .01      $   .03
                                                      -------      -------
                                                      -------      -------

   3.  CREDIT ARRANGEMENTS

          The Company has a revolving credit agreement ("the Revolving Credit Agreement") with a bank which extends through July 1, 1998. The maximum amount of borrowings allowed under the Revolving Credit Agreement at April 30, 1998 is $3.0 million against which $1,750,000 of borrowings were outstanding as of April 30, 1998. Borrowings under the Revolving Credit Agreement bear interest at the prime lending rate (8.5% at April 30, 1998).

   4.  MANAGEMENT SERVICES

          During April 1998 the Company recognized as revenue from INFITEQ, $368,000 for management services performed in prior periods.

   5.  SUBSEQUENT EVENTS

          On May 19, 1998, the Commission declared effective the Company's Registration Statement on Form S-1 to sell 5,100,000 defined in MD&A as "IPO" shares of the Company's Common Stock through an initial public offering (the Offering). Of the shares offered, 3,650,000 shares were sold by the Company and 1,450,000 shares were sold by certain selling stockholders. The shares were offered by an underwriting group managed by BancAmerica Robertson Stephens, Hambrecht & Quist LLC, and Lehman Brothers Inc. after giving affect to the deduction of underwriting discounts but without giving effect to other anticipated offering expenses, the Company generated net proceeds of approximately
     $37,339,500 from the IPO, which it intends to use for working capital and other general corporate purposes, as well as possible strategic alliances and acquisitions.

          Subsequent to January 31, 1998, the Company's Board of Directors and Shareholders authorized the merger of Carreker-Antinori, a Texas corporation ("Carreker-Antinori, Texas") into the Company. The merger was effected through the conversion of each outstanding share of Class A voting Common Stock of Carreker-Antinori, Texas into 7.7 shares of Common Stock of the Company. Additionally, all options and rights to acquire shares of Class A and Class B Common Stock of Carreker-Antinori, Texas were converted into rights to acquire shares of Common Stock of the Company on a basis consistent with the Common Stock conversion ratio.
     The accompanying financial statements reflect the merger and resulting change in capitalization as all share and per share amounts have been retroactively restated to reflect the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW

          The Company, founded in 1978, is a leading provider of integrated consulting and software solutions that enable banks to increase their revenues, reduce their costs and enhance their delivery of customer services. In February 1997, the Company acquired Antinori Software, Inc., and through that acquisition, the Company was able to significantly enhance its portfolio of software products.

          MARKETS: A substantial majority of the Company's revenues are generated from contracts with Tier I Banks (bank holding companies with assets over $50 billion) and Tier II Banks (bank holding companies and independent banks with assets of between $5 billion and $50 billion). The Company also targets smaller bank holding companies and independent banks with assets of between $550 million and $5 billion.

          SOURCE OF REVENUES: The Company derives its revenues from consulting and management service fees, software license fees, software maintenance and implementation fees and hardware sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services, or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). The Company enters into these contracts with its customers on a project-by-project basis. The Company also derives management service fees from the performance of comprehensive management services for the Electronic Check Clearing House Organization ("ECCHO"), Payment Solutions Network, Inc. ("PSN"), and INFITEQ, LLC. ("INFITEQ").

          PRODUCTS AND SERVICES: The Company's services and technology applications fall into five categories: 1) Yield Management Solutions - designed to quickly increase a bank's revenues through improved operational work-flows, pricing structures and liquidity and cash management, 2) Payment Systems, and 3) Payment Electronification Solutions - are both designed to reduce check-processing costs through procedural and technological improvements and reduced check fraud and other risks of loss, 4) Enabling Technologies Solutions - converting leading-edge technologies and ideas into practical banking solutions, and
     5) Management Services - providing management services for three banking organizations - ECCHO, PSN, and INFITEQ. The Company's solutions are sold individually, or complementary solutions may be sold together (similarly, software products may be sold individually or as part of a product suite).

          PRICING METHODS AND REVENUE RECOGNITION: The Company employs varying pricing methods for each of its four sources of revenue, resulting in a number of different revenue recognition practices. Consulting and management services are priced on (i) a time and materials basis (revenue is recognized as the services are performed), (ii) a fixed-price basis (revenue is recognized on a percentage-of-completion basis) and (iii) on a value-priced basis. In the case of value-priced contracts, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of the projected increased revenues or decreased costs that are expected to be derived by the customer over a period of up to twelve months following implementation of the Company's solution, or the actual increased revenues and/or decreased costs experienced by the customer over a period of up to twelve months following implementation of the Company's solution, subject in either case to a ceiling, if any is agreed to, on the total amount of payments to be made to the Company. Revenues generated in connection with value-priced contracts based upon projected results are recognized only upon completion of all services and agreement upon the actual fee to be paid (even though billings for such services may be delayed by mutual agreement for periods generally not to exceed six months), and revenues generated based upon actual revenues or savings to the customer are recognized only upon the completion of all services and as the amounts of actual revenues or savings are confirmed by the customer. Software license fees are priced on a fixed-price basis (with revenue recognized upon delivery, subject to certain conditions), on a value-priced basis (with revenue recognized in a fashion similar to that for consulting and management service fees) and in some cases on a per-transaction basis (with the related revenue being recognized and due on a monthly basis). Software maintenance and implementation fees are priced on a time and materials basis or on a fixed-price basis, and the related revenues are recognized on the basis consistent with that applied to consulting and management service fees. Finally, hardware sales are priced on the basis of the Company's cost plus a specified percentage, and related revenues are recognized upon shipment of the hardware.

          All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Risk Factors" in the Company's Prospectus dated May 20, 1998 on file with the Commission. Such risks include, without limitation, the risks associated with the Company's dependence on the banking industry, fluctuations in quarterly operating results, the Company's limited operating history as a combined company (with Antinori Software, Inc.), customer concentration, customer project risks, the Company's ability to manage growth, market acceptance of the

     Company's solutions, the absence of long-term agreements with customers, the potential for software and/or solutions defects, competition within the markets in which the Company competes, the Company's use of independent contractors, the Company's dependence on key personnel, the Company's ability to attract and retain qualified personnel, the impact of technological advances on the Company's business, the Company's dependence on proprietary technology and the risks associated with infringement, Year 2000 issues, the potential for liability claims, the risks associated with potential strategic alliances or acquisitions, government regulation and the risks associated with international operations. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" (as set forth in the aforementioned Prospectus) and elsewhere in this report.

    RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated, the percentages that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                            Three Months Ended
                                                                April 30,
                                                            ------------------
                                                              1997     1998
                                                             -----     -----
     Revenues:
       Consulting and management service fees                 55.1%     48.9%
       Software license fees                                  16.8      30.7
       Software maintenance and implementation fees           23.9      18.1
       Hardware sales                                          4.3       2.3
                                                             -----     -----
         Total revenues                                      100.0     100.0

     Costs of revenues:
       Consulting and management service fees                 37.0      35.5
       Software license fees                                   3.0       2.5
       Software maintenance and implementation fees           14.0       9.3
       Hardware sales                                          3.3       1.6
                                                             -----     -----
         Total cost of revenues                               57.3      48.9
                                                             -----     -----
     Gross profit                                             42.7      51.1
                                                             -----     -----
     Operating costs and expenses:
       Selling general and administrative                     32.5      34.1
       Research and development                                7.6      11.2
                                                             -----     -----
         Total operating costs and expenses                   40.1      45.3

     Income from operations                                    2.6       5.8

     Other income (expense)                                     .6        --
                                                             -----     -----
     Income before provisions for income taxes                 3.2       5.8
     Provision from income taxes                               1.3       2.3
                                                             -----     -----
     Net income                                                1.9%      3.5%
                                                             -----     -----
                                                             -----     -----

          REVENUES. The Company's total revenues increased 36.5% to $10.3 million for the three months ended April 30, 1998 from $7.5 million for the three months ended April 30, 1997. The increase in revenue was primarily attributable to growth in software license fees, which increased 149.5% to $3.1 million for the three months ended April 30, 1998, from $1.3 million for the three months ended April 30, 1998. Shipments of risk management software contributed to much of the increase. Consulting and management service fees, which increased by 21.1% to $5.0 million for the three months ended April 30, 1998, from $4.1 million for the three months ended April 30, 1997, primarily reflected continued growth in demand for time and material consulting engagements.

          COST OF REVENUES. The Company's cost of revenues increased 16.5% to $5.0 million for the three months ended April 30, 1998, from $4.3 million for the three months ended April 30, 1997. The increase in cost of revenues was primarily attributable to growth in consulting and management service fees, which increased 31.2% to $3.6 million for the three months ended April 30, 1998, from $2.8 million for the three months ended April 30, 1997. Cost growth in this category was generated by increases in personnel engaged in time and material and value priced engagements. Cost of revenues as a percentage of revenues decreased 8.4% to 48.9% for the three months ended April 30, 1998 from 57.3% for the three months ended April 30, 1997. This decrease is primarily attributable to the growth in software license fee revenue as a percentage of total revenue, which has a relatively low cost compared to other revenue categories. Software license fee revenue as a percentage of total revenue increased to 30.7% for the three months ended April 30, 1998 from 16.8% for the three months ended April 30, 1997.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling, general and administrative expenses increased 43.3% to $3.5 million for the three months ended April 30, 1998, from $2.4 million for the three months ended April 30, 1997. The increase in these expenses reflected growth in additional management and marketing staff over the prior period to support the Company's expanding operations. As a percentage of revenues, selling, general and administrative expenses increased to 34.1% for the three months ended April 30, 1998 from 32.5% for the three months ended April 30, 1997.

          RESEARCH AND DEVELOPMENT. Research and development expenses generally consist of personnel and related costs of developing solutions. Research and development expenses increased 101.2% to $1.2 million for the three months ended April 30, 1998, from $570,000 for the three months ended April 30, 1997. Increases in research and development expense reflect a higher level of software development activity, as well as a greater portion of total software development spending being expensed, rather than capitalized.

          OTHER INCOME (EXPENSE). Other income (expense) generally consists of interest income and expense. Other income (expense) decreased 79.6% to $10,000 for the three months ended April 30, 1998, from $49,000 for the three months ended April 30, 1997. The decrease in other income (expense) resulted from increased interest expense from short term borrowings to fund working capital requirements.

          PROVISION FOR INCOME TAXES. The income tax provision increased 144.9% to $240,000 for the three months ended April 30, 1998, from $98,000 for the three months ended April 30, 1997. The provision for income taxes is based on the estimated effective annual effective tax rate, and includes federal and state income taxes. The Company's effective income tax rate was 40% for the three months ended April 30, 1997 and 1998.

   LIQUIDITY AND CAPITAL RESOURCES

          As of April 30, 1998, the Company had $7.3 million of working capital, including $1.0 million in cash and cash equivalents, as compared to $7.4 million of working capital as of January 31,1998, including $2.0 million of cash and cash equivalents. Operating activities during this period consumed $1.7 million of available cash largely through growth in accounts receivable of $1.3 million, and through reductions of accounts payable and accrued expenses of $500,000.

          Accounts receivable net of allowances for doubtful accounts, increased to $14.1 million at April 30, 1998, from $12.8 million at January 31,1998, primarily due to the timing of closing sales transactions and extended payment programs associated with some value priced engagements.

          Average days' sales outstanding was 119 days for the twelve month period ended April 30, 1998 as compared to 115 days for the twelve month period ended January 31, 1998. Average days' sales outstanding can fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and billings for related revenue which may not yet be recognizable.

          Cash used in investing activities during the period ended April 30, 1998, was $1.0 million and was used to purchase $600,000 of furniture, equipment, and leasehold improvements related to growth in staff, and $400,000 was invested in capitalized software.

          Cash generated through financing activities for the period ended April 30, 1998, was $1.8 and resulted from borrowings under the Company's revolving credit facility.

          The Company has a $3.0 million revolving credit facility (the "Facility"). As of April 30, 1998, the Company had $1,750,000 outstanding under the Facility. Principal amounts outstanding under the Facility bear interest at national prime (8.5% at April 30, 1998). Availability under the Facility is calculated based on 70% of qualified accounts receivable. All indebtedness under the Facility matures July 1, 1998. The Company has pledged its inventory accounts receivable and certain intangible rights to secure indebtedness under the Facility. Under the Facility, the Company is subject to certain covenants regarding its operations and corporate actions. The Company has entered into discussions with the bank to extend the Facility.

          In May 1998 the Company completed the initial public offering of its Common Stock (the "IPO"). After giving effect to the deduction of underwriting discounts but without giving effect to other anticipated offering expenses, the Company generated net proceeds of approximately $37,339,500 from the IPO, which it intends to use for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds for possible strategic alliances and acquisitions of businesses, products and technologies that are complementary to those of the Company. Pending such uses, the Company plans to invest the net proceeds from the IPO in short-term, interest-bearing, investment-grade securities. See also "Part II: Other Information, Item 2. Changes in Securities and Use of Proceeds."

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131"), which supersedes existing accounting standards related to disclosure of operating segment information beginning fiscal 1998. Although the Company currently operates in only one industry segment, the Company is in the process of evaluating the impact this new standard will have on the Company's financial statement disclosures in fiscal 1998. The adoption of FASB 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows and any effect will be limited to the presentation of its Consolidated Financial Statements.

          The Company has taken precautions to address the nature and extent of the work required to make its products and systems Year 2000 compliant. The Company believes that its products are Year 2000 compliant, with the possible exception of certain software developed by a third party and imbedded in one of the Company's products (the Company will continue its efforts with respect to Year 2000 compliance for this embedded software). The Company's Year 2000 compliance activities are being performed as part of the Company's normal development activity.
     The Company is evaluating the software employed in its internal operations and does not believe it will incur any significant Year 2000 costs associated with its internal systems. As a consequence, Year 2000 compliance costs are not expected to result in any material incremental costs to the Company.

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             NONE

PART II   OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

             None

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Commission declared the Registration Statement on Form S-1 (File No. 333-48399) relating to the Company's IPO effective on May 19, 1998. The IPO is now complete. In the IPO, the Company issued and sold 3,650,000 shares of Common Stock for an aggregate price to the public of $40,150,000 and certain Selling Stockholders sold 1,450,000 shares of Common Stock for an aggregate price to the public of $15,950,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were BancAmerica Robertson Stephens, Hambrecht & Quist LLC and Lehman Brothers, Inc. The underwriting discount incurred by the Company relating to the IPO was $2,810,500. The IPO generated net offering proceeds, after giving effect to the payment of the underwriting discount but without giving effect to other expenses associated with the offering, of $37,339,500. Inasmuch as the IPO was completed subsequent to the ending date of this reporting period, none of the offering proceeds had yet been applied.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

  ITEM 5.  OTHER INFORMATION

          The Company notes several minor corrections to figures included in its Prospectus dated May 20, 1998 on file with the Commission. Under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended January 31, 1997 (Fiscal 1996) Compared to Year Ended January 31, 1998 (Fiscal 1997) - Revenues," the increase in software license revenue growth in fiscal 1997 over fiscal 1996 was partially attributable to increased sales of the Company's ReserveLink product of $1.0 million, rather than $1.5 million. Total ReserveLink license fees accounted for 36.5%, rather than 28.1%, of software license revenue in fiscal 1996. Increased ReserveLink products sales contributed to increased software implementation fees in the amount of $463,000, rather than $860,000, and increased software maintenance fees in the amount of $322,000, rather than $340,000, in fiscal 1997. In addition, under "-Year Ended January 31, 1996 (Fiscal 1995) Compared to Year Ended January 31, 1997 (Fiscal 1996) -Revenues," growth in software license revenues attributable to the successful rollout of the ReserveLink product amounted to approximately $2.3 million, rather than $2.2 million. Finally, the increase in software maintenance and implementation revenues in fiscal 1996 over fiscal 1995 was due to $1.0 million, rather than $580,000, of increased ReserveLink sales.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

               The Company entered into various agreements during the three-month period ended April 30, 1998, but before the Company became a reporting Company under the Securities Exchange Act of 1934. All of such agreements were filed with the Company's Registration Statement on Form S-1 (File No. 333-48399) and are hereby incorporated by reference.

          Number      Exhibit Description
          ------      -------------------
          27.1        Financial Data Schedule

       (b)  Reports on Form 8-K

              None

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CARREKER-ANTINORI, INC.


By:    /s/ John D. Carreker, Jr.                  Date:  July 2, 1998
   --------------------------------                    -----------------
   John D. Carreker, Jr.
   Chairman of the Board and
   Chief Executive Officer


By:    /s/ Terry L. Gage                          Date: July 2, 1998
   --------------------------------                    -----------------
   Terry L. Gage
   Executive Vice President and
   Chief Financial Officer