Form 10-Q
period 1998-07-31
CARREKER ANTINORI INC
filed 1998-09-14
CIK 1057709

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 1998.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

Commission file number   0-24201
                       ------------------

                            Carreker-Antinori, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   75-1622836
-------------------------------------------       -----------------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                    Identification No.)


     14001 N. Dallas Parkway, #1100
     Dallas, Texas                                       75240-7304
-------------------------------------------       -----------------------------
     (Address of principal executive office)           (Zip Code)

                                (972) 458-1981
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value --- 16,424,030 shares as of July 31, 1998.

                            CARREKER-ANTINORI, INC.

                                     INDEX

PART I     FINANCIAL INFORMATION                                            PAGE
                                                                            ----
   Item 1  Financial Statements

           Condensed Consolidated Balance Sheets
           at January 31, 1998, and July 31, 1998                             3

           Condensed Consolidated Statements of Operations
           for the three months and six months ended July 31, 1997
           and July 31, 1998                                                  4

           Condensed Consolidated Statements of Cash Flows
           for the six months ended July 31, 1998                             5

           Notes to Condensed Consolidated Financial Statements               6

   Item 2  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              7

   Item 3  Quantitative and Qualitative Disclosures about Market Risk        13

PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                                 13

   Item 2. Changes in Securities and Use of Proceeds                         13

   Item 3. Defaults Upon Senior Securities                                   13

   Item 4. Submission of Matters to a Vote of Security Holders               14

   Item 5. Other Information                                                 14

   Item 6  Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   14

PART I  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                            CARREKER-ANTINORI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

               ASSETS                                 January 31,      July 31,
                                                         1998            1998
                                                                     (Unaudited)
                                                      -----------    -----------
CURRENT ASSETS:
       Cash and cash equivalents                         $  1,975       $ 35,201
       Accounts receivable, net                            12,755         18,392
       Inventory                                               26             10
       Income tax receivable                                  199           ----
       Prepaid expenses                                       646            896
       Other assets                                          ----             95
       Deferred income taxes                                  546            477
                                                      -----------     -----------
           Total current assets                            16,147         55,071

Furniture, equipment, and leasehold improvements, net       1,580          2,151
Software costs capitalized, net                             2,263          2,823
Other assets                                                  329            126
                                                      -----------     -----------
           Total assets                                 $  20,319      $  60,171
                                                      -----------     -----------
                                                      -----------     -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                  $  2,036       $  1,832
       Accrued compensation and benefits                    1,652            403
       Other accrued expenses                                 849            804
       Taxes payable                                         ----            719
       Deferred revenue                                     4,176          3,586
                                                      -----------     -----------
           Total current liabilities                        8,713          7,344
 Deferred income taxes                                        982          1,129
 Common Stock subject to put                                2,000           ----
                                                      -----------     -----------
           Total liabilities                               11,695          8,473
                                                      -----------     -----------
STOCKHOLDERS' EQUITY:
       Preferred Stock, $.01 par value,
         2,000 shares authorized, none issued                ----           ----
       Common Stock, $.01 par value, 100,000 shares
         authorized, 12,007 and 16,801 shares
         issued, respectively                                 120            168
       Additional paid-in capital                           2,078         42,937
       Less treasury stock, at cost:
             367 and 377 shares, respectively               (510)          (518)
       Deferred compensation                                (754)          (628)
       Retained earnings                                    7,690          9,739
                                                      -----------     -----------
           Total stockholders' equity                       8,624         51,698
                                                      -----------     -----------
           Total liabilities and stockholders' equity   $  20,319      $  60,171
                                                      -----------     -----------
                                                      -----------     -----------

                            See accompanying notes.

                            CARREKER-ANTINORI, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended            Six Months Ended
                                                                  July 31,                     July 31,
                                                          ----------------------        ----------------------
                                                            1997           1998           1997           1998
                                                          -------        -------        -------        -------
REVENUES:
        Consulting and management service fees            $ 6,777        $ 6,589        $10,916        $11,603
        Software license fees                               1,163          3,800          2,424          6,946
        Software maintenance fees                             899          1,076          1,732          2,024
        Software implementation fees                        1,135          2,031          2,095          2,942
        Hardware sales                                        906            184          1,227            422
                                                          -------        -------        -------        -------
                      Total revenues                       10,880         13,680         18,394         23,937

COSTS OF REVENUES:
        Consulting and management service fees              3,116          3,905          5,893          7,549
        Software license fees                                 258            247            485            503
        Software maintenance fees                             426            476            752            884
        Software implementation fees                          945          1,104          1,670          1,645
        Hardware sales                                        810            132          1,059            297
                                                          -------        -------        -------        -------
                      Total cost of revenues                5,555          5,864          9,859         10,878
                                                          -------        -------        -------        -------
Gross profit                                                5,325          7,816          8,535         13,059
                                                          -------        -------        -------        -------

OPERATING COSTS AND EXPENSES:
        Selling, general and administrative                 2,809          4,133          5,251          7,633
        Research and development                              497          1,189          1,070          2,342
                                                          -------        -------        -------        -------
                     Total operating costs and expenses     3,306          5,322          6,321          9,975

Income from operations                                      2,019          2,494          2,214          3,084

Other income (expense)                                         13            193             62            203
                                                          -------        -------        -------        -------
Income before provisions for income taxes                   2,032          2,687          2,276          3,287
Provision for income taxes                                    817            998            915          1,238
                                                          -------        -------        -------        -------
Net income                                               $  1,215       $  1,689       $  1,361       $  2,049
                                                          -------        -------        -------        -------

Basic earnings per share                                  $  0.11        $  0.11        $  0.12        $  0.15
                                                          -------        -------        -------        -------
Diluted earnings per share                                $  0.09        $  0.10        $  0.11        $  0.14
                                                          -------        -------        -------        -------

Shares used in computing basic earnings per share          11,546         15,283         11,394         13,389
Shares used in computing diluted earnings per share        12,910         16,496         12,817         14,999


                             See accompanying notes.

                             CARREKER-ANTINORI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Six Months Ended
                                                                                          July 31,
                                                                                   ---------------------
                                                                                       1997         1998
                                                                                   --------     --------
OPERATING ACTIVITIES:
     Net Income                                                                    $  1,361     $  2,049
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Amortization of capitalized software                                           320          221
         Depreciation                                                                   271          601
         Amortization of deferred compensation                                         ----          126
         Deferred income taxes                                                          381          216
         Changes in assets and liabilities:
               Accounts receivable                                                   (5,094)      (5,637)
               Inventory                                                                184           16
               Prepaid expenses and other                                               (54)        (142)
               Accounts payable and accrued expenses                                   (206)      (1,498)
               Taxes payable                                                           ----          918
               Deferred revenue                                                         996         (590)
                                                                                   --------     --------
                  Net cash used in operating activities                              (1,841)      (3,720)

INVESTING ACTIVITIES:
   Purchase of furniture, equipment and
      leasehold improvements                                                           (521)      (1,172)
   Capitalized software costs                                                        (1,056)        (781)
                                                                                   --------     --------
                  Net cash used in investing activities                              (1,577)      (1,953)

FINANCING ACTIVITIES:
        Purchase of treasury stock                                                       (1)          (8)
        Proceeds from sale of stock (net)                                                72       35,838
        Proceeds from stock options exercised                                           159        3,069
        Proceeds from borrowing                                                         307           --
                                                                                   --------     --------
                  Net cash provided by financing activities                             537       38,899
                                                                                   --------     --------

Net increase (decrease) in cash and cash equivalents                                 (2,881)      33,226
Cash and cash equivalents at beginning of period                                      3,443        1,975
                                                                                   --------     --------
Cash and cash equivalents at end of period                                         $    562     $ 35,201
                                                                                   --------     --------
                                                                                   --------     --------
Supplemental cash flow information:
    Cash paid for interest                                                         $     16     $     26
                                                                                   --------     --------
    Cash paid for income taxes                                                     $    768     $    101
                                                                                   --------     --------
                                                                                   --------     --------

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

          The Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) for all software license transactions entered into by the Company subsequent to January 31, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's revenues and earnings for the three month and six month periods ended July 31, 1998.

  2. CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with maturities of three months or less from the original purchase date to be cash equivalents. At July 31, 1998, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities.

  3. EARNINGS PER SHARE

          Basic earnings per share is computed by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period, and common equivalent shares consisting of stock options (using the treasury stock method).

          The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended July 31, 1997 and 1998 (in thousands, except per share amounts):

                                                           Three Months Ended            Six Months Ended
                                                                July 31,                      July 31,
                                                        ---------------------        -----------------------
                                                           1997          1998            1997           1998
                                                        --------      -------        --------       --------
     Basic earnings per share:
             Net income                                 $  1,215       $  1,689       $  1,361       $  2,049
             Weighted average shares outstanding          11,546         15,283         11,394         13,389

                    Basic earnings per share            $   0.11       $   0.11       $   0.12       $   0.15
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
     Diluted earnings per share:
             Net income                                 $  1,215       $  1,689       $  1,361       $  2,049
             Weighted average shares outstanding          11,546         15,283         11,394         13,389
             Assumed conversion of employee
               stock options                               1,364          1,213          1,423          1,610
                                                        --------       --------       --------       --------
             Shares used in diluted earnings per
               share calculation                          12,910         16,496         12,817         14,999
                                                        --------       --------       --------       --------


                    Diluted earnings per share          $  0 .09       $  0.10         $  0.11       $   0.14
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

4.   CREDIT ARRANGEMENTS

          The Company has a revolving credit agreement ("the Revolving Credit Agreement") with a bank which expired on July 1, 1998 but has been extended by the bank for a sixty day period pending renewal of the agreement. The maximum amount of borrowings allowed under the Revolving Credit Agreement is $3.0 million against which no borrowings were outstanding as of July 31, 1998. Borrowings under the Revolving Credit Agreement bear interest at the prime lending rate (8.5% at July 31, 1998).

5.   MANAGEMENT SERVICES

          For the three month and six months ended July 31, 1997 and July 31, 1998, the Company recognized revenue for management services in the following amounts:

                                                          Three Months Ended             Six Months Ended
                                                                July 31                       July 31
                                                         --------------------          --------------------
                                                         1997            1998          1997            1998
                                                         ----            ----          ----            ----
     Infiteq, LLC (1)                                 $  100,000     $  342,500     $  244,178      $  848,600
     Payment Solutions Network, Inc.                     302,835        415,322        624,015         787,673
     Electronic Check Clearing House Org.                255,514        250,448        491,465         528,657

     (1) Includes $112,500 and $480,500 for the three months and six months respectively ended July 31, 1998 for management services performed in prior periods.

          The Company held receivables at July 31 in the following amounts:

                                                        Accounts Receivable
                                                              July 31,
                                                      -------------------------
                                                         1997           1998
                                                      ---------      ----------
     Infiteq, LLC                                     $  78,583      $  156,639
     Payment Solutions Network, Inc.                    618,255         443,109
     Electronic Check Clearing House Org.               289,995         466,424

6.   INITIAL PUBLIC OFFERING AND MERGER

          On May 19, 1998, the Commission declared effective the Company's Registration Statement on Form S-1 to sell 5,100,000 defined in MD&A as "IPO" shares of the Company's Common Stock through an initial public offering (the Offering). Of the shares offered, 3,650,000 shares were sold by the Company and 1,450,000 shares were sold by certain selling stockholders. The shares were offered by an underwriting group managed by BancAmerica Robertson Stephens, Hambrecht & Quist LLC, and Lehman Brothers Inc. after giving affect to the deduction of underwriting discounts and to other offering expenses, the Company generated net proceeds of $35,837,373 from the IPO, which it intends to use for working capital and other general corporate purposes, as well as possible strategic alliances and acquisitions.

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

          PRODUCTS AND SERVICES: The Company's services and technology applications fall into five categories: 1) Revenue Enhancement Solutions
     - designed to quickly increase a bank's revenues through improved operational work-flows, pricing structures and liquidity and cash management, 2) Payment Systems, and 3) Payment Electronification Solutions
     - are both designed to reduce check-processing costs through procedural and technological improvements and reduced check fraud and other risks of loss, 4) Enabling Technologies Solutions - converting leading-edge technologies and ideas into practical banking solutions, and 5) Management Services - providing management services for three banking organizations
     - ECCHO, PSN, and INFITEQ.   The Company's solutions are sold
     individually, or complementary solutions may be sold together (similarly, software products may be sold individually or as part of a product suite).

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

   RESULTS OF OPERATIONS:

          The following table sets forth for the periods indicated, the percentages that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                    Three Months Ended           Six Months Ended
                                                         July 31,                     July 31,
                                                    ------------------           ----------------
                                                      1997       1998              1997     1998
                                                    -------    -------           -------  -------
Revenues:
   Consulting and management service fees              62.3%      48.2%             59.3%    48.5%
   Software license fees                               10.7       27.8              13.2     29.0
   Software maintenance fees                            8.3        7.9               9.4      8.5
   Software implementation fees                        10.4       14.8              11.4     12.3
   Hardware sales                                       8.3        1.3               6.7      1.7
                                                     ------     ------            ------   ------

                 Total revenues                       100.0      100.0             100.0    100.0

  Costs of revenues:
   Consulting and management service fees              28.6       28.5              32.0     31.5
   Software license fees                                2.4        1.8               2.6      2.1
   Software maintenance fees                            3.9        3.5               4.1      3.7
   Software implementation fees                         8.7        8.1               9.1      6.9
   Hardware sales                                       7.5        1.0               5.8      1.2
                                                     ------     ------            ------   ------
 Total cost of revenues                                51.1       42.9              53.6     45.4
                                                     ------     ------            ------   ------
 Gross profit                                          48.9       57.1              46.4     54.6
                                                     ------     ------            ------   ------
                                                     ------     ------            ------   ------

 Operating costs and expenses:
   Selling, general and administrative                 25.7       30.2              28.6     31.9
   Research and development                             4.6        8.7               5.8      9.8
                                                     ------     ------            ------   ------
 Total operating costs and expenses                    30.3       38.9              34.4     41.7

 Income from operations                                18.6       18.2              12.0     12.9

 Other income (expense)                                  .1        1.4                .4       .8
                                                     ------     ------            ------   ------

 Income before provisions for income taxes             18.7       19.6              12.4     13.7
 Provision for income taxes                             7.5        7.3               5.0      5.1
                                                     ------     ------            ------   ------
 Net income                                            11.2%      12.3%              7.4%     8.6%
                                                     ------     ------            ------   ------

     REVENUES

          REVENUES: The Company's total revenues increased 25.7% to $13.7 million for the quarter ended July 31, 1998 from $10.9 million for the quarter ended July 31, 1997. The Company's total revenues increased 30.1% to $23.9 million for the six months ended July 31, 1998 from $18.4 million for the six months ended July 31, 1997.

          CONSULTING AND MANAGEMENT SERVICE FEES: Revenues from consulting and management service fees decreased 2.8% to $6.6 million for the quarter ended July 31, 1998 from $6.8 million for the quarter ended July 31, 1997. Revenues from consulting and management service fees increased 6.3% to $11.6 million for the six months ended July 31, 1998 from $10.9 million for the six months ended July 31, 1997. Consulting and management service fees have grown as a result of continued demand for time and material services as well as value priced revenue enhancement consulting. The Company has expanded the use of value priced engagements due to their improved margins as well as their favorable reception from customers. Revenues related to value priced opportunities tend to fluctuate period-to-period and are likely to fluctuate in future periods

          SOFTWARE LICENSE FEES: Revenues from software license fees increased 226.7% to $3.8 million for the quarter ended July 31, 1998 from $1.2 million for the quarter ended July 31, 1997. Revenues from software license fees increased 186.6% to $6.9 million for the six months ended July 31, 1998 from $2.4 million for the six months ended July 31, 1997. Software license fees continued at improved levels over the prior year periods principally due to the introduction of additional liquidity management and risk management software late in fiscal year 1997. While some questions have arisen about the impact that the Small Business Banking Bill may have on the Company's Revenue Enhancement products, the Company does not believe it has experienced declines in recent sales of its' ReserveLink software as a direct result of the proposed legislation. The Company believes that even with adoption of the proposed legislation, the software will still be a valuable addition to most financial institutions. To date, sales of software licenses have principally been derived from direct sales to customers.

          SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 19.7% to $1.1 million for the quarter ended July 31, 1998 from $899,000 for the quarter ended July 31, 1997. Revenues from software maintenance fees increased 16.9% to $2.0 million for the six months ended July 31, 1998 from $1.7 million for the six months ended July 31, 1997. Increases in software maintenance fees have been driven by increased sales levels of software licenses resulting in growth in the number of customers under maintenance contracts.

          SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased 78.9% to $2.0 million for the quarter ended July 31, 1998 from $1.1 million for the quarter ended July 31, 1997. Revenues from software implementation fees increased 40.4% to $2.9 million for the six months ended July 31, 1998 from $2.1 million for the six months ended July 31, 1997. Increases in software implementation fees have been driven by increased sales levels of software licenses, resulting in growth in the number of customers requiring implementation services.

          HARDWARE SALES: Revenues from hardware sales decreased 79.7% to $184,000 for the quarter ended July 31, 1998 from $906,000 for the quarter ended July 31, 1997. Revenues from hardware sales decreased 65.6% to $422,000 for the six months ended July 31, 1998 from $1.2
     million for the six months ended July 31, 1997.   The Company sells
     hardware at the request of its customers, but does not consider hardware sales to be a meaningful part of its business.

     COST OF REVENUES

          COST OF CONSULTING AND MANAGEMENT SERVICES: Cost of consulting and management services increased 25.3% to $3.9 million for the quarter ended July 31, 1998 from $3.1 million for the quarter ended July 31, 1997. Cost of consulting and management services increased 28.1% to $7.5 million for the six months ended July 31, 1998 from $5.9 million for the six months ended July 31, 1997. Cost of consulting and management services as a percentage of consulting and management service fees increased to 59.3% for the three months ended July 31, 1998 from 46.0% for the three months ended July 31, 1997. Cost of consulting and management services as a percentage of consulting and management service fees increased to 65.1% for the six months ended July 31, 1998 from 54.0% for the six months ended July 31, 1997. Cost of consulting and management services as a percentage of consulting and management services fees reflect growth in personnel costs as well as growth in the number of personnel to support projected staffing requirements. Cost of consulting and management services consists primarily of personnel costs associated with time and material contracts and value priced efforts.

          COST OF SOFTWARE LICENSES: Cost of software licenses decreased 4.3% to $247,000 for the quarter ended July 31, 1998 from $258,000 for the quarter ended July 31, 1997. Cost of software licenses increased 3.7% to $503,000 for the six months ended July 31, 1998 from $485,000 for the six months ended July 31, 1997. Cost of software licenses as a percentage of software license fees decreased to 6.5% for the three months ended July 31, 1998 from 22.2% for the three months ended July 31, 1997. Cost of the software licenses as a percentage of software license fees decreased to 7.2% for the six months ended July 31, 1998 from 20% for the six months ended July 31, 1997. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of liquidity management and consolidation software products. Decreases in cost of software licenses as a percentage of software license fees reflect a reduction in royalties paid resulting from changes in the mix of products sold during the period as well as reduced software amortization cost.

          COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased 11.7% to $476,000 for the quarter ended July 31, 1998 from $426,000 for the quarter ended July 31, 1997. Cost of software maintenance increased 17.6% to $884,000 for the six months ended July 31, 1998 from $752,000 for the six months ended July 31, 1997. Cost of software maintenance consists primarily of personnel costs associated with providing customer support for software products sold. Increases in costs associated with software maintenance reflect staffing increases to support increased customer support and maintenance revenue.

          COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased 16.8% to $1.1 million for the quarter ended July 31, 1998 from $945,000 for the quarter ended July 31, 1997. Cost of software implementation decreased 1.5% to $1.6 million for the six months ended July 31, 1998 from $1.7 million for the six months ended July 31, 1997. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold. Increases in costs associated with software implementation reflect staffing increases to support increased sales of these services.

          COST OF HARDWARE: Cost of hardware decreased 83.7% to $132,000 for the quarter ended July 31, 1998 from $810,000 for the quarter ended July 31, 1997. Cost of hardware decreased 72.0% to $297,000 for the six months ended July 31, 1998 from $1.1 million for the six months ended July 31, 1997. Decreases for the quarter and six months ended reflect reductions in the amount of hardware sold during the respective periods over the prior year periods.

     OPERATING COSTS AND EXPENSES

          SELLING GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling general and administrative expenses increased 47.1% to $4.1 million for the quarter ended July 31, 1998 from $2.8 million for the quarter ended July 31, 1997. Selling general and administrative expenses increased 45.4% to $7.6 million for the six months ended July 31, 1998 from $5.3 million for the six months ended July 31, 1997. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support the Company's expanding operations.

          RESEARCH AND DEVELOPMENT: Research and development expenses increased 139.2% to $1.2 million for the quarter ended July 31, 1998 from $497,000 for the quarter ended July 31, 1997. Research and development expenses increased 118.9% to $2.3 million for the six months ended July 31, 1998 from $1.1 million for the six months ended July 31, 1997. Increases in research and development expense reflect a higher level of software development activity.

          OTHER INCOME (EXPENSE): Other income (expense) increased to $193,000 for the quarter ended July 31, 1998 from $13,000 for the quarter ended July 31, 1997. Other income (expense) increased

     227.4% to $203,000 for the six months ended July 31, 1998 from $62,000 for the six months ended July 31, 1997. Other income consists primarily of interest income on tax exempt short-term investments partially offset by interest expense on the Company's debt. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1998.

          PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal and state income taxes. The Company's effective income tax rate was 40.2% for the three and six months ended July 31, 1997. Due to the inclusion of tax exempt interest income, income taxes as a percentage of net income before provision for income taxes decreased to 37.1% and 37.7% for the three and six months ended July 31, 1998, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

          As of July 31, 1998, the Company had $47.7 million of working capital, including $35.2 million in cash, and cash equivalents, as compared to $7.4 million of working capital as of January 31, 1998, including $2.0 million of cash and cash equivalents. Operating activities consumed $3.7 million of available cash for the six months ended July 31, 1998 as compared to $1.8 million for the six months ended July 31, 1997, largely through growth in accounts receivable of $5.6 million, through reductions of accounts payable and accrued expenses of $779,000, and through reductions in deferred revenue of $590,000.

          Accounts receivable net of allowances for doubtful accounts, increased to $18.4 million at July 31, 1998, from $12.8 million at January 31,1998, primarily due to the timing of sales transactions and extended payment programs associated with some value priced engagements.

          Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for non-revenue related activities.

          The following table contains the quarterly computation of days sales outstanding (DSO) with a comparative computation which adds reimbursed expenses to the revenue portion of the computation:



                                                                   DSO Including
                                                                       Expense
            Quarter Ended                               DSO        Reimbursements*
       ---------------------------------------------------------------------------
            January 31, 1998                            103             94
            April 30, 1998                              125            113
            July 31, 1998                               122            112

          *Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are a component of receivables outstanding.

          Cash used in investing activities during the six-months ended July 31, 1998 was $2.0 million, and was used to purchase $1.2 million of furniture, equipment, and leasehold improvements related to growth in staff, and $781,000 was invested in capitalized software.

          Cash generated through financing activities for the six-months ended July 31, 1998, was $38.9 million and resulted from the net proceeds of the Company's recent initial public offering and option exercises.

          The Company has a $3.0 million revolving credit facility (the Facility). As of July 31, 1998, the Company had no amounts outstanding under the Facility. Principal amounts outstanding under the Facility bear interest at national prime (8.5% at July 31, 1998). Availability under the Facility is calculated based on 70% of qualified accounts receivable. The Facility matured July 1, 1998, but has been extended for a sixty day period by the bank pending renewal of the agreement. The Company has pledged its inventory accounts receivable and certain intangible rights to secure indebtedness under the Facility. Under the Facility, the Company is subject to certain covenants regarding its operations and corporate actions.

          In May 1998 the Company completed the initial public offering of its Common Stock (the IPO). After giving effect to the deduction of underwriting discounts and to other offering expenses, the Company generated net proceeds of $35,837,373 from the IPO, which it intends to use for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds for possible strategic alliances and acquisitions of businesses, products and technologies that are complementary to those of the Company. Pending such uses, the Company plans to invest the net proceeds from the IPO in short-term, interest-bearing, investment-grade securities. See also Part II: Other Information, Item 2. Changes in Securities and Use of Proceeds.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FASB 131), which supersedes existing accounting standards related to disclosure of operating segment information beginning fiscal 1998. Although the Company currently operates in only one industry segment, the Company is in the process of evaluating the impact this new standard will have on the Company's financial statement disclosures in fiscal 1998. The adoption of FASB 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows and any effect will be limited to the presentation of its Consolidated Financial Statements.

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

PART II   OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

          None

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Commission declared the Registration Statement on Form S-1 (File No. 333-48399) relating to the Company's IPO effective on May 19, 1998. The IPO is now complete. In the IPO, the Company issued and sold 3,650,000 shares of Common Stock for an aggregate price to the public of $40,150,000 and certain Selling Stockholders sold 1,450,000 shares of Common Stock for an aggregate price to the public of $15,950,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were BancAmerica Robertson Stephens, Hambrecht & Quist LLC and Lehman Brothers, Inc. The underwriting discount incurred by the Company relating
     to the IPO was $2,810,500.   Other expenses associated with the offering
     were as follows: legal fees of $408,510 to Locke Purnell Rain & Harrell (Maurice Purnell, Jr. is a shareholder of such firm and is also the Secretary of the Company), accounting fees of $328,419 to Ernst & Young (auditors for the Company), printing fees of $288,165, Nasdaq fees of $107,503, travel costs of $104,635, consulting costs of $157,911, and other costs of $106,984. The IPO generated net offering proceeds, after giving effect to the payment of underwriting discount and to other expenses associated with the offering, of $35,837,373.

     As of July 31, 1998, these funds were invested in short term tax exempt:
     Cash Management Funds, Commercial Paper and Municipal Bonds.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


  ITEM 5. OTHER INFORMATION

          NONE

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Number        Exhibit Description
             ------        -------------------
             27.1          Financial Data Schedule

        (b)  Reports on Form 8-K
                  Form 8-K filed June 3, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CARREKER-ANTINORI, INC.



By:    /s/ John D. Carreker, Jr.        Date:  September 14, 1998
    -------------------------------            --------------------
     John D. Carreker, Jr.
     Chairman of the Board and
     Chief Executive Officer



By:    /s/ Terry L. Gage                 Date: September 14, 1998
    -------------------------------            --------------------
      Terry L. Gage
      Executive Vice President and
      Chief Financial Officer