Form 10-Q
period 1998-10-31
CARREKER ANTINORI INC
filed 1998-12-15
CIK 1057709

                                   United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549


                                     FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period from          to         .
                                                     -------    --------
Commission file number      0-24201
                        --------------

                               Carreker-Antinori, Inc.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Delaware                                 75-1622836
----------------------------------------        -------------------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)


     14001 N. Dallas Parkway, #1100
             Dallas, Texas                                75240-7304
----------------------------------------        -------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value --- 16,633,293 shares as of October 31, 1998.

                              CARREKER-ANTINORI, INC.

                                       INDEX

PART I   FINANCIAL INFORMATION                                                 PAGE
                                                                               ----
     Item 1    Financial Statements

               Condensed Consolidated Balance Sheets
               at January 31, 1998, and October 31, 1998                         3

               Condensed Consolidated Statements of Operations
               for the three months and nine months ended October 31, 1997
               and 1998                                                          4

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended October 31, 1997 and 1998               5

               Notes to Condensed Consolidated Financial Statements              6

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               8

     Item 3    Quantitative and Qualitative Disclosures about Market Risk       15

PART II  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                15

     Item 2.   Changes in Securities and Use of Proceeds                        16

     Item 3.   Defaults Upon Senior Securities                                  16

     Item 4.   Submission of Matters to a Vote of Security Holders              16

     Item 5.   Other Information                                                16

     Item 6    Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                      16

PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                              CARREKER-ANTINORI, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                                  October 31,
                     ASSETS                        January 31,       1998
                                                      1998        (Unaudited)
                                                   -----------    -----------
CURRENT ASSETS:
       Cash and cash equivalents                     $ 1,975        $31,404
       Accounts receivable, net                       12,755         25,228
       Inventory                                          26             23
       Income tax receivable                             199           ----
       Prepaid expenses and other                        646            827
       Deferred income taxes                             546            476
                                                     -------        -------
            Total current assets                      16,147         57,958

Furniture, equipment, and leasehold improvements,
 net                                                   1,580          2,172
Software costs capitalized, net                        2,263          3,056
Other assets                                             329            123
                                                     -------        -------
            Total assets                             $20,319        $63,309
                                                     -------        -------
                                                     -------        -------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                              $ 2,036        $ 1,609
       Accrued compensation and benefits               1,652            501
       Other accrued expenses                            849            953
       Taxes payable                                    ----          1,549
       Deferred revenue                                4,176          3,858
                                                     -------        -------
            Total current liabilities                  8,713          8,470
Deferred income taxes                                    982          1,232
Common Stock subject to put                            2,000           ----
                                                     -------        -------
            Total liabilities                         11,695          9,702
                                                     -------        -------
STOCKHOLDERS' EQUITY:
       Preferred Stock, $.01 par value, 2,000
        shares authorized, none issued                  ----           ----
Common Stock, $.01 par value, 100,000 shares
 authorized, 12,007 and 16,801 shares issued,
 respectively                                            120            168
       Additional paid-in capital                      2,078         42,773
       Less treasury stock, at cost:
        367 and 168 shares, respectively                (510)          (193)
       Deferred compensation                            (754)          (565)
       Retained earnings                               7,690         11,424
                                                     -------        -------
            Total stockholders' equity                 8,624         53,607
                                                     -------        -------
            Total liabilities and stockholders'
             equity                                  $20,319        $63,309
                                                     -------        -------
                                                     -------        -------

                           See accompanying notes.

                              CARREKER-ANTINORI, INC.
                                     CONDENSED
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended                   Nine Months Ended
                                                           October 31,                          October 31,
                                                     ----------------------              ---------------------
                                                       1997          1998                  1997         1998
                                                     -------        -------              -------       -------
REVENUES:
        Consulting and management service fees       $ 5,724        $ 7,273              $16,640       $18,876
        Software license fees                          2,979          3,624                5,403        10,570
        Software maintenance fees                        920          1,016                2,652         3,040
        Software implementation fees                     936          1,938                3,031         4,880
        Hardware sales                                   289             37                1,516           459
                                                     -------        -------              -------       -------
                Total revenues                        10,848         13,888               29,242        37,825

COSTS OF REVENUES:
        Consulting and management service fees         3,298          4,211                9,191        11,760
        Software license fees                            564            303                1,049           806
        Software maintenance fees                        448            479                1,200         1,363
        Software implementation fees                   1,154            986                2,824         2,631
        Hardware sales                                   250             29                1,309           326
                                                     -------        -------              -------       -------
                Total cost of revenues                 5,714          6,008               15,573        16,886
                                                     -------        -------              -------       -------
Gross profit                                           5,134          7,880               13,669        20,939
                                                     -------        -------              -------       -------
OPERATING COSTS AND EXPENSES:
        Selling, general and administrative            2,761          4,726                8,012        12,359
        Research and development                       1,035            896                2,105         3,238
                                                     -------        -------              -------       -------
                Total operating costs and expenses     3,796          5,622               10,117        15,597

Income from operations                                 1,338          2,258                3,552         5,342

Other income                                              14            359                   76           562
                                                     -------        -------              -------       -------
Income before provision for income taxes               1,352          2,617                3,628         5,904
Provision for income taxes                               543            933                1,458         2,171
                                                     -------        -------              -------       -------
Net income                                           $   809        $ 1,684              $ 2,170       $ 3,733
                                                     -------        -------              -------       -------
                                                     -------        -------              -------       -------
Basic earnings per share                             $  0.07        $  0.10              $  0.19       $  0.26
                                                     -------        -------              -------       -------
                                                     -------        -------              -------       -------
Diluted earnings per share                           $  0.06        $  0.10              $  0.17       $  0.24
                                                     -------        -------              -------       -------
                                                     -------        -------              -------       -------
Shares used in computing basic earnings per share     11,556         16,435               11,448        14,405
Shares used in computing diluted earnings per share   13,515         17,528               13,050        15,842

                               See accompanying notes.

                              CARREKER-ANTINORI, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                   (IN THOUSANDS)

                                                                          Nine Months Ended
                                                                             October 31,
                                                                    ----------------------------
                                                                     1997                 1998
                                                                    -------             --------
OPERATING ACTIVITIES:
  Net Income                                                        $ 2,170             $  3,733
  Adjustments to reconcile net income to net cash
   used in operating activities:
         Amortization of capitalized software                           484                  319
         Depreciation                                                   438                  951
         Amortization of deferred compensation                          ---                  189
         Deferred income taxes                                          564                  320
         Changes in assets and liabilities:
               Accounts receivable                                   (4,826)             (12,473)
               Inventory                                                205                    3
               Prepaid expenses and other                               329                   25
               Accounts payable and accrued expenses                   (250)              (1,474)
               Taxes payable                                            637                1,748
               Deferred revenue                                        (108)                (318)
                                                                    -------             --------
                     Net cash used in operating activities             (357)              (6,977)

INVESTING ACTIVITIES:
         Purchase of property and equipment                            (774)              (1,543)
         Capitalized software costs                                  (1,794)              (1,112)
                                                                    -------             --------
                     Net cash used in investing activities           (2,568)              (2,655)

FINANCING ACTIVITIES:
         Purchase of treasury stock                                      (4)                  (8)
         Proceeds from sale of stock (net)                               72               35,837
         Proceeds from stock options exercised                          159                3,232
         Proceeds from borrowing                                         21                 ----
                                                                    -------             --------
                     Net cash provided by financing activities          248               39,061
                                                                    -------             --------
Net increase (decrease) in cash and cash equivalents                 (2,677)              29,429
Cash and cash equivalents at beginning of period                      3,443                1,975
                                                                    -------             --------
Cash and cash equivalents at end of period                          $   766             $ 31,404
                                                                    -------             --------
                                                                    -------             --------
Supplemental cash flow information:
  Cash paid for interest                                            $    24             $     43
                                                                    -------             --------
                                                                    -------             --------
  Cash paid for income taxes                                        $ 1,131             $    121
                                                                    -------             --------
                                                                    -------             --------

                                      See accompanying notes.

                            CARREKER-ANTINORI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
PART I
------

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

           The Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) for all software license transactions entered into by the Company subsequent to January 31, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's revenues and earnings for the three month and nine month periods ended October 31, 1998.

2.   CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with maturities of three months or less from the original purchase date to be cash equivalents. At October 31, 1998, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities.

3.   EARNINGS PER SHARE

          Basic earnings per share is computed by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period, and common equivalent shares consisting of stock options (using the treasury stock method).

          The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended October 31, 1997 and 1998 (in thousands, except per share amounts):

                                                                Three Months Ended          Nine Months Ended
                                                                     Oct. 31,                    Oct. 31,
                                                                ------------------          -----------------
                                                                 1997       1998              1997      1998
                                                                ------     -------          -------    ------
     Basic earnings per share:
        Net income                                             $   809    $ 1,684           $ 2,170   $ 3,733
        Weighted average shares outstanding                     11,556     16,435            11,448    14,405

             Basic earnings per share                          $  0.07    $  0.10           $  0.19   $  0.26
                                                               -------    -------           -------   -------
                                                               -------    -------           -------   -------
     Diluted earnings per share:
        Net income                                             $   809    $ 1,684           $ 2,170   $ 3,733
        Weighted average shares outstanding                     11,556     16,435            11,448    14,405
        Assumed conversion of employee stock options             1,959      1,093             1,602     1,437
                                                               -------    -------           -------   -------
        Shares used in diluted earnings per share calculation   13,515     17,528            13,050    15,842
                                                               -------    -------           -------   -------
                                                               -------    -------           -------   -------
             Diluted earnings per share                        $  0.06    $  0.10           $  0.17   $  0.24
                                                               -------    -------           -------   -------
                                                               -------    -------           -------   -------

4.   CREDIT ARRANGEMENTS

          The Company has a revolving credit agreement ("the Revolving Credit Agreement") with a bank which expires on December 15, 1998. The maximum amount of borrowings allowed under the Revolving Credit Agreement is $3.0 million against which no borrowings were outstanding as of October 31, 1998. Borrowings under the Revolving Credit Agreement bear interest at the prime lending rate (8.5% at October 31, 1998).

5.   MANAGEMENT SERVICES

          For the three month and nine month periods ended October 31, 1997 and 1998, the Company recognized revenue for management services provided to related parties in the following amounts:

                                       Three Months Ended                Nine Months Ended
                                           October 31                        October 31
                                         (In thousands)                    (In thousands)
                                       -------------------              -------------------
                                       1997           1998              1997           1998
                                       ----           ----              ----           ----
     Infiteq, LLC (1)                  $----          $158             $  244         $1,007
     Payment Solutions Network, Inc.     335           296                952            900
     Electronic Check Clearing
     House Organization                  265           234                757            763

     (1) Includes $570,000 for the nine months ended October 31, 1998 for management services performed in prior periods.

     The Company held net receivables at October 31 in the following amounts:

                                                       Accounts Receivable
                                                           October 31,
                                                          (In thousands)
                                                       -------------------
                                                        1997          1998
                                                        ----          ----
     Infiteq, LLC                                       $ 23           $ 82
     Payment Solutions Network, Inc.                     623            322
     Electronic Check Clearing House Organization        490            433

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

          PRODUCTS AND SERVICES: The Company's services and technology applications fall into five categories: 1) Revenue Enhancement Solutions - designed to quickly increase a bank's revenues through improved operational work-flows, pricing structures and liquidity and cash management, 2) Payment Systems, and 3) Payment Electronification Solutions - (2) and (3) are both designed to reduce check-processing costs through procedural and technological improvements and reduced check fraud and other risks of loss,
     4) Enabling Technologies Solutions - converting leading-edge technologies and ideas into practical banking solutions, and 5) Management Services - providing management services for three banking organizations - ECCHO,
     PSN, and INFITEQ.   The Company's solutions are sold individually, or
     complementary solutions may be sold together (similarly, software products may be sold individually or as part of a product suite).

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

                                            Three Months Ended    Nine Months Ended
                                                 Oct. 31,              Oct. 31,
                                            ------------------   ------------------
                                              1997      1998       1997      1998
                                            --------  --------   --------  --------
     Revenues:
       Consulting and management service fees  52.8%    52.4%      56.9%    49.9%
       Software license fees                   27.4     26.1       18.5     27.9
       Software maintenance fees                8.5      7.3        9.1      8.1
       Software implementation fees             8.6     14.0       10.4     12.9
       Hardware sales                           2.7       .2        5.1      1.2
                                              -----    -----      -----    -----
            Total revenues                    100.0    100.0      100.0    100.0

      Costs of revenues:
       Consulting and management service fees  30.4     30.3       31.4     31.1
       Software license fees                    5.2      2.2        3.6      2.1
       Software maintenance fees                4.1      3.5        4.1      3.6
       Software implementation fees            10.7      7.1        9.7      7.0
       Hardware sales                           2.3       .2        4.5       .9
                                              -----    -----      -----    -----
      Total cost of revenues                   52.7     43.3       53.3     44.7
                                              -----    -----      -----    -----
      Gross profit                             47.3     56.7       46.7     55.3
                                              -----    -----      -----    -----
      Operating costs and expenses:
        Selling, general and administrative    25.5     34.0       27.4     32.7
        Research and development                9.5      6.5        7.2      8.5
                                              -----    -----      -----    -----
      Total operating costs and expenses       35.0     40.5       34.6     41.2

      Income from operations                   12.3     16.2       12.1     14.1

      Other income (expense)                    0.1      2.6        0.3      1.5
                                              -----    -----      -----    -----
      Income before provisions for income
        taxes                                  12.4     18.8       12.4     15.6
      Provision for income taxes                5.0      6.7        5.0      5.7
                                              -----    -----      -----    -----
      Net income                                7.4%    12.1%       7.4%     9.9%
                                              -----    -----      -----    -----
                                              -----    -----      -----    -----

REVENUES

     REVENUES: The Company's total revenues increased 28.0% to $13.9 million for the quarter ended October 31, 1998 from $10.8 million for the quarter ended October 31, 1997. The Company's total revenues increased 29.4% to $37.8 million for the nine months ended October 31, 1998 from $29.2 million for the nine months ended October 31, 1997.

     CONSULTING AND MANAGEMENT SERVICE FEES: Revenues from consulting and management service fees increased 27.1% to $7.3 million for the quarter ended October 31, 1998 from $5.7 million for the quarter ended October 31, 1997. Revenues from consulting and management service fees increased 13.4% to $18.9 million for the nine months ended October 31, 1998 from $16.6 million for the nine months ended October 31, 1997. Consulting and management service fees have grown as a result of continued demand for time and material services as well as value priced revenue enhancement consulting. The Company has expanded the use of value priced engagements due to their improved margins as well as their favorable reception from customers. Revenues related to value priced opportunities tend to fluctuate period-to-period and are likely to fluctuate in future periods.

     SOFTWARE LICENSE FEES: Revenues from software license fees increased 21.7% to $3.6 million for the quarter ended October 31, 1998 from $3.0 million for the quarter ended October 31, 1997. Revenues from software license fees increased 95.6% to $10.6 million for the nine months ended October 31, 1998 from $5.4 million for the nine months ended October 31, 1997. Software license fees for the nine months ended October 31, 1998 continued at improved levels over the prior year period principally due to the introduction of additional liquidity management and risk management software applications late in fiscal year 1997. To date, sales of software licenses have principally been derived from direct sales to customers.

     SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 10.4% to $1.0 million for the quarter ended October 31, 1998 from $920,000 for the quarter ended October 31, 1997. Revenues from software maintenance fees increased 14.6% to $3.0 million for the nine months ended October 31, 1998 from $2.7 million for the nine months ended October 31, 1997. Increases in software maintenance fees have been driven by increased sales levels of software licenses resulting in growth in the number of customers under maintenance contracts.

     SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased 107.1% to $1.9 million for the quarter ended October 31, 1998 from $936,000 for the quarter ended October 31, 1997. Revenues from software implementation fees increased 61.0% to $4.9 million for the nine months ended October 31, 1998 from $3.0 million for the nine months ended October 31, 1997. Increases in software implementation fees have been driven by increased sales levels of software licenses, resulting in growth in the number of customers requiring implementation services.

     HARDWARE SALES: Revenues from hardware sales decreased 87.2% to $37,000 for the quarter ended October 31, 1998 from $289,000 for the quarter ended October 31, 1997. Revenues from hardware sales decreased 69.7% to $459,000 for the nine months ended October 31, 1998 from $1.5 million for the nine
months ended October 31, 1997.   The Company sells hardware at the request of
its customers, but does not consider hardware sales to be a meaningful part of its business.

COST OF REVENUES

     COST OF CONSULTING AND MANAGEMENT SERVICES: Cost of consulting and management services increased 27.7% to $4.2 million for the quarter ended October 31, 1998 from $3.3 million for the quarter ended October 31, 1997. Cost of consulting and management services increased 28.0% to $11.8 million for the nine months ended October 31, 1998 from $9.2 million for the nine months ended October 31, 1997. Cost of consulting and management services as a percentage of consulting and management service fees increased to 57.9% for the three months ended October 31, 1998 from 57.6% for the three months ended October 31, 1997. Cost of consulting and management services as a percentage of consulting and management service fees increased to 62.3% for the nine months ended October 31, 1998 from 55.2% for the nine months ended October 31, 1997. Cost of consulting and management services as a percentage of consulting and management services fees reflect growth in personnel costs as well as growth in the number of personnel to support projected staffing requirements. Cost of consulting and management services consists primarily of personnel costs associated with time and material contracts and value priced efforts.

     COST OF SOFTWARE LICENSES: Cost of software licenses decreased 46.3% to $303,000 for the quarter ended October 31, 1998 from $564,000 for the quarter ended October 31, 1997. Cost of software licenses decreased 23.2% to $806,000 for the nine months ended October 31, 1998 from $1.0 million for the nine months ended October 31, 1997. Cost of software licenses as a percentage of software license fees decreased to 8.4% for the three months ended October 31, 1998 from 18.9% for the three months ended October 31, 1997. Cost of the software licenses as a percentage of software license fees decreased to 7.6% for the nine months ended October 31, 1998 from 19.4% for the nine months ended October 31, 1997. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of liquidity management, risk management and consolidation software products. Decreases in cost of software licenses as a percentage of software license fees reflect a reduction in royalties paid resulting from changes in the mix of products sold during the period as well as reduced software amortization costs from products whose development costs reached full amortization.

     COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased 6.9% to $479,000 for the quarter ended October 31, 1998 from $448,000 for the quarter ended October 31, 1997. Cost of software maintenance increased 13.6% to $1.4 million for the nine months ended October 31, 1998 from $1.2 million for the nine months ended October 31, 1997. Cost of software maintenance consists primarily of personnel costs associated with providing customer support for software products sold. Increases in costs associated with software maintenance reflect staffing increases to support increased customer support and maintenance revenue.

     COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation decreased 14.6% to $986,000 for the quarter ended October 31, 1998 from $1.2 million for the quarter ended October 31, 1997. Cost of software implementation decreased 6.8% to $2.6 million for the nine months ended October 31, 1998 from $2.8 million for the nine months ended October 31, 1997. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold. Decreases in costs associated with software implementation reflect improved efficiency of implementation engagements.

     COST OF HARDWARE: Cost of hardware decreased 88.4% to $29,000 for the quarter ended October 31, 1998 from $250,000 for the quarter ended October 31, 1997. Cost of hardware decreased 75.1% to $326,000 for the nine months ended October 31, 1998 from $1.3 million for the nine months ended October 31, 1997. Decreases for the quarter and nine months ended reflect reductions in the amount of hardware sold during the respective periods over the prior year periods.

OPERATING COSTS AND EXPENSES

     SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased 71.2% to $4.7 million for the quarter ended October 31, 1998 from $2.8 million for the quarter ended October 31, 1997. Selling general and administrative expenses increased 54.3% to $12.4 million for the nine months ended October 31, 1998 from $8.0 million for the nine months
ended October 31, 1997.   Selling, general and administrative expenses
generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support the Company's expanding operations.

     RESEARCH AND DEVELOPMENT: Research and development expenses decreased 13.4% to 896,000 for the quarter ended October 31, 1998 from $1.0 million for the quarter ended October 31, 1997. Research and development expenses increased 53.8% to $3.2 million for the nine months ended October 31, 1998 from $2.1 million for the nine months ended October 31, 1997. Decreases in research and development expense for the quarter ended October 31, 1998 reflect a temporary reassignment of development staff to implementation efforts. Increases in research and development expenses for the nine months ended October 31, 1998 reflect increased development activity.

     OTHER INCOME: Other income increased to $359,000 for the quarter ended October 31, 1998 from $14,000 for the quarter ended October 31, 1997. Other income increased to $562,000 for the nine months ended October 31, 1998 from $76,000 for the nine months ended October 31, 1997. Other income consists
primarily of interest income on tax exempt short-term investments.   The
increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1998.

     PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal and state income taxes. The Company's effective income tax rate was 40.2% for the three and nine months ended October 31, 1997. Due to the inclusion of tax exempt interest income, income taxes as a percentage of net income before provision for income taxes decreased to 35.7% and 36.8% for the three and nine months ended October 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1998, the Company had $49.5 million of working capital, including $31.4 million in cash, and cash equivalents, as compared to $7.4 million of working capital as of January 31, 1998, including $2.0 million of cash and cash equivalents. Operating activities consumed $7.0 million of available cash for the nine months ended October 31, 1998 as compared to $357,000 for the nine months ended October 31, 1997, largely through growth in accounts receivable which amounted to $12.5 million, for the period, through reductions of accounts payable and accrued expenses which amounted to $1.5 million for the period, and through reductions in deferred revenue which amounted to $318,000.

     Accounts receivable net of allowances for doubtful accounts, increased to $25.2 million at October 31, 1998, from $12.8 million at January 31,1998, primarily due to the timing of sales transactions and extended payment programs associated with some value priced engagements.

     Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for non-revenue related activities.

     The following table contains the quarterly days sales outstanding (DSO) with a comparative column which adds reimbursed expenses to the revenue portion of the computation:

                                                       DSO Including
                                                          Expense
      Quarter Ended                   DSO             Reimbursements*
      ---------------------------------------------------------------
      January 31, 1998                103                   94
      April 30, 1998                  125                  113
      July 31, 1998                   122                  112
      October 31, 1998                167                  152

     *Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.


     Cash used in investing activities during the nine-months ended October 31, 1998 was $2.7 million, and was related to the purchase of $1.5 million of property and equipment related to growth in staff, and a $1.1 million investment in capitalized software.

     Cash generated through financing activities for the nine-months ended October 31, 1998, was $39.1 million and resulted from the net proceeds of the Company's recent initial public offering and option exercises, as well as proceeds from the exercise of stock options.

     The Company has a $3.0 million revolving credit facility (the "Facility"). As of October 31, 1998, the Company had no amounts outstanding under the Facility. Principal amounts outstanding under the Facility bear interest at national prime (8.5% at October 31, 1998). Availability under the Facility is calculated based on 70% of qualified accounts receivable. The Facility matures on December 15, 1998. The Company has pledged its inventory accounts receivable and certain intangible rights to secure indebtedness under the Facility. Under the Facility, the Company is subject to certain covenants regarding its operations and corporate actions.

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

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Because the Company does not use derivatives, management does not anticipate that the adoption of the new statement will have an effect on earnings or the financial position of the Company.

YEAR 2000

STATE OF READINESS

     Carreker-Antinori has performed a company-wide evaluation to assess the ability of its products and its information technology ("IT") and non-IT systems to properly function and execute transactions in the Year 2000. The Company's Year 2000 Project is divided into three major sections: (a) Infrastructure, which includes internal management information systems, computers, servers, networks to support the business and any non-IT systems used in the operation of the business; (b) Third Party Suppliers, which includes those suppliers that provide the Company with software applications that are used in concert with the Company's products and service suppliers, such as Internet service providers and computer testing resources; and (c) Company Products and Services, which includes those products and services that generate revenue for the Company. The Project has been divided into six phases: (1) Awareness and Communication; (2) Inventory; (3) Assessment;
(4) Renovation; (5) Testing; and (6) Rollout. As discussed below, the Company has substantially completed the first two phases of the Year 2000 Project for its Infrastructure, Third Party Suppliers and Customer Products and Services. All phases of the Project are expected to be completed by the third quarter of 1999.

    INFRASTRUCTURE. The Company has completed an inventory of its IT and non-IT systems and currently is in the assessment phase for these systems. The Company has completed the assessment of its IT hardware and non-IT systems, and expects to complete an assessment of its software systems by February 1999. The Renovation, Testing and Rollout phases of the Project are expected to be completed by September 1999. The Company has distributed a letter to each of its vendors that supply systems or software for its IT and non-IT systems to determine the vendors' Year 2000 status. A majority of the recipients have responded to the letter, and most of the respondents have given assurances that their products and services are able to function in the context of the Year 2000 Problem. The Company is assessing these responses and will continue to communicate with vendors that are material to the Company's operations to gain satisfactory assurances. If such assurances are not obtained, the Company will seek alternatives, including contracting with other vendors.

    THIRD PARTY SUPPLIERS. The Company has taken an inventory of the applications from third party suppliers that are used in conjunction with the Company's products. The Company has contacted significant third-party suppliers in an effort to assess the state of their Year 2000 readiness. Carreker-Antinori has received information, or tested all of the applications from third-party suppliers used in the Company's products. Only one supplier has not been willing to certify the Year 2000 compliance of its application although internal tests have disclosed no Year 2000 problems with this application. Because its bank customers require certifications regarding Year 2000 compliance, Carreker-Antinori is communicating with this supplier to determine a solution to this certification issue and at the same time is formulating a contingency plan in the event the Company is unable to resolve this issue.

    COMPANY PRODUCTS AND SERVICES. As of May 1998, all of the Company's software products were tested and confirmed as compliant. The Company has a Web site to identify each product and its compliant release number and status. The Company also has transmitted letters to its customers notifying them of their current Year 2000 readiness status and outlining the steps, if any, needed for the customer to receive Year 2000 compliant software. As a result of the stringent requirements placed on the Company's bank customers by the Office of Comptroller and Currency (the "OCC") and the Federal Financial Industry Examiners Council (the "FFIEC"), these customers are requiring documented evidence of Year 2000 Compliance of the Company's products. The Company currently is establishing a process to archive the results of its compliance tests and to document this test information in a format suitable for external distribution.

COSTS

    To date, the Company has spent approximately $560,000 relating to labor costs for its Year 2000 Project. The Company has incurred no material replacement costs for non-compliant systems because it did not accelerate its replacement of any systems as a result of the Year 2000 issue. The Company currently estimates that its costs through fiscal year 1999 relating to the Year 2000 Project will be less than $700,000, the majority of which will be spent on the documentation process required by the Company's bank customers. Other costs, including replacement of non-compliant hardware and other equipment, are expected to be less than $200,000. Funds for the Year 2000 Project are expected to be paid for out of operations.

RISKS

    If the Company does not successfully complete its Year 2000 Project, it could have a material adverse effect on the Company's ability to market, sell and implement its software products and consulting services, which could have a material adverse effect on its financial condition and results of operations. The Company's customer base is primarily in the banking industry. Because members of this industry are heavily regulated and audited for their Year 2000 compliance efforts, the Company does not consider the possibility of Year 2000 noncompliance by banks to be reasonably likely. The OCC has published guidance criteria that all banks be complete with Year 2000 renovation and unit testing by December 1998, thus allowing the entire year of 1999 for system testing. However, the operations and financial condition of banks is significantly dependent on the results of operations and financial condition of the their customers. If customers of banks experience a material adverse effect as a result of Year 2000 issues, banks, and consequently Carreker-Antinori, could be adversely affected. There can be no assurance that third parties will be Year 2000 compliant in a timely manner.

    The Company is anticipating that many of its bank customers will not move any new systems into production during the last half of 1999. During this period, only current system bug fixes and Year 2000 compliant releases will be sent into the bank's production environment. Banks will continue to contract for new business solutions, especially those that result in new bank revenues. During this period, banks also will continue to initiate efforts that precede the implementation of a new business software solution. The Company is currently assessing the impact this will have on the Company's operations.

CONTINGENCY PLAN

    Although the Company has not adopted a formal contingency plan, it is currently assessing alternatives, which may be implemented in the event Year 2000 issues arise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              NONE

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Commission declared the Registration Statement on Form S-1 (File No. 333-48399) relating to the Company's IPO effective on May 19, 1998 and commenced on May 20, 1998 . The Company has used certain proceeds for general corporate or working capital purposes.

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

                            CARREKER-ANTINORI, INC.


By:  /s/ John D. Carreker, Jr.                  Date: December 15, 1998
     ------------------------------                   -----------------------
     John D. Carreker, Jr.
     Chairman of the Board and
     Chief Executive Officer


By:  /s/ Terry L. Gage                          Date: December 15, 1998
     ------------------------------                   -----------------------
     Terry L. Gage
     Executive Vice President and
     Chief Financial Officer