Form 10-K
period 1999-01-31
CARREKER ANTINORI INC
filed 1999-04-28
CIK 1057709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-24201
                            ------------------------

                            CARREKER-ANTINORI, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             75-1622836
      (State or other jurisdiction of        (I.R.S. Employer Identification
                                                          No.)
       incorporation or organization)                     75240
    14001 N. DALLAS PARKWAY, SUITE 1100                (Zip Code)
            DALLAS, TEXAS 75240
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (972) 458-1981

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value on March 25, 1999 of the voting and non-voting common equity held by non-affiliates of the registrant was $61,307,162.

    Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of March 25, 1999: 18,409,161.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

    UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" OR "CARREKER-ANTINORI" WHEN USED IN THIS FORM 10-K ("REPORT") AND IN THE ANNUAL REPORT TO THE STOCKHOLDERS REFERS TO CARREKER-ANTINORI, INC., A DELAWARE CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES AND PREDECESSORS. THIS REPORT AND THE ANNUAL REPORT TO STOCKHOLDERS CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. WHEN USED THEREIN, THE WORDS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATING," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION THOSE SET FORTH UNDER "--RISK FACTORS" BELOW.

THE COMPANY

    Carreker-Antinori, Inc. is a leading provider of integrated consulting and software solutions that enable banks to increase their revenues, reduce their costs and enhance their delivery of customer services. The Company's offerings are delivered through three divisions, each consisting of several groups. The Company believes that its 20 years of experience in the banking industry, combined with its advanced technological expertise, positions it to effectively address and anticipate the challenges and opportunities faced by banks in today's increasingly competitive environment. The Company's customers include approximately 170 banks, including 70 of the largest 100 banks in the United States.

INDUSTRY BACKGROUND

    The banking industry is one of the nation's largest industries, with aggregate annual revenues of nearly $250 billion. In recent years, the industry has undergone significant change. Today's banking environment is characterized by intense competition, continuing consolidation, changing regulations and rapid technological innovation. In addition to increased competition within the banking industry, banks are encountering significant competition from insurance companies, brokerage houses and other financial institutions, all of which are expanding to provide services that were once within the exclusive domain of banks. While banks historically have focused on reducing their operating expenses to remain competitive, they are increasingly focused on developing new sources of revenue growth, automating operations to increase efficiencies and outsourcing commodity-like banking functions to sustain market value growth. To this end, banks are expending significant resources both internally and through outsourcing arrangements.

    INDUSTRY DRIVERS

    Management of the Company has identified the following trends as drivers of demand for its products and services. Management believes that these drivers will continue through 1999.

    1. CONSOLIDATION: As banks continue to grow by acquisition, they will require improved operational processes and technological applications that increase efficiencies in order to enhance their profitability, recapture acquisition premiums paid, and strengthen their competitive position within the industry.

    2. REGULATORY CHANGE: The banking industry is today characterized by continuing regulatory changes. Regulations in certain areas, such as interstate banking operations, have been relaxed while regulations in other areas, such as payment systems, have become more restrictive. These changes have presented banks with both challenges and opportunities to improve their operations and achieve competitive advantages. In addition, deregulation in certain sectors of the banking industry has led to increased competition for banks from insurance companies, brokerage houses and other financial institutions in areas of business which were previously the exclusive domain of banks.

    3. EVOLVING TECHNOLOGIES: Rapid technological innovation is creating new means for participants in the banking industry to gain competitive advantages, and this development has increased customers' expectations. Increasingly, customers are requiring that their banks provide a broader scope of banking services quickly and easily through automated teller machines ("ATMs"), by telephone or over the Internet. The banking industry has witnessed an exponential growth in distributed banking, including Internet banking, with more than 2,000 banks having launched Web sites and more than 16% of United States households estimated to be banking via the Internet by the year 2000.

    4. INDUSTRY CHANGES: In order to compete effectively in this dynamic environment, banks often must identify effective and innovative solutions to address their unique requirements and re-design, and in some cases completely replace, their operational systems. Effective development and implementation of these solutions is technically challenging, time-consuming and expensive, and banks often are faced with a choice between building internal, custom solutions or purchasing third-party offerings. Internal solutions usually require additional resources and related fixed costs, and traditional third-party solutions usually come from multiple providers, and therefore carry increased costs, more complex implementation and delayed realization of benefits. Consequently, banks are in need of a third party, familiar with the banking industry, to provide integrated consulting services and technological applications.

THE CARREKER-ANTINORI SOLUTIONS

    The Company's solutions combine consulting services and software applications that are tailored to the unique requirements of the banking industry. In delivering its solutions, the Company: (i) gathers and analyzes information about a customer's operations, markets and external environments;
(ii) identifies opportunities for revenue enhancement, cost minimization and other efficiency-generating solutions; (iii) develops and proposes tailored solutions, which typically include one or more of the Company's software applications; (iv) designs a business case to justify investment in the solutions; (v) builds project consensus among senior management; and (vi) provides implementation and maintenance services. The Company's solutions are differentiated by the following characteristics:

    INDUSTRY-SPECIFIC CONSULTING EXPERTISE. The Company's consultants, managers and employees, many of whom are former bankers, include experts in complex bank operations. This enables the Company to develop the most advanced consulting services and technological applications for the banking industry.

    ADVANCED TECHNOLOGY. The Company incorporates the latest technological developments in client/ server systems and protocols to produce software applications that are scaleable, functional and able to interface with a bank's legacy systems. In addition, the Company's participation in various inter-bank organizations enables the Company to stay at the forefront of technological innovations in the industry.

    INTEGRATED APPROACH. The Company combines its consulting expertise and proprietary technology to serve as a single-source provider of fully-integrated, end-to-end solutions that address the critical needs of banks. This approach sets the Company apart from providers of partial solutions that require banks to seek costly additional expertise or implementation services to attain a complete solution.

    REDUCED CUSTOMER RISK. The Company's solutions reduce investment risk by increasing revenues or reducing costs in a relatively short period of time. In addition, in appropriate circumstances, the Company value prices certain of its solutions, whereby it receives a percentage of the amount of additional revenues or reduced costs achieved by the customer. These arrangements allow banks to fund their investments in the Company's solutions with the benefits derived from their implementation.

    BROAD ARRAY OF SERVICES AND TECHNOLOGY. The Company believes that its offerings are the broadest in the banking industry, enabling it to provide a bank with an expert solution targeted to a narrow area of a bank's operations or to address a broad range of a bank's operational requirements.

STRATEGY

    The mission of the Company is to improve shareholder value for its customers by providing solutions that increase bank revenues, reduce bank costs, and improve banks' delivery of their services. To accomplish that goal, the Company's two-fold objective is to be the leading provider of TOTAL SOLUTIONS (coupling consulting and technology) to the banking industry and to continue serving in a leadership role in the transition of the check payment system from paper to electronic formats. Key elements of the Company's strategy include the following:

    ADVANCE POSITION AS INDUSTRY INNOVATOR. The Company intends to maintain its consulting and technology leadership position in the banking industry by anticipating and responding to evolving industry needs and creating consulting services and technological applications that address these needs. Through its industry contacts and customer interaction, the Company plans to identify new methods for converting leading-edge technologies and ideas into practical banking solutions. The Company's leadership position is enhanced by the role it plays in the Electronic Check Clearing House Organization ("ECCHO") and other strategic banking initiatives, which enables it to be an infrastructure development partner to the banking industry as it transitions the check payment system from paper to electronic formats.

    PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS. The Company seeks to form alliances with large service providers or acquire smaller companies whose solutions, when combined with those of the Company, provide incremental value-added benefits to banks. The Company has furthered this strategy through its January 1999 acquisition of Genisys Operation, Inc. ("Genisys"). The Company believes that strategic alliances and acquisitions will further enable the Company to combine its own solutions with those of complementary businesses, provide it with strong opportunities to expand its line of banking solutions, increase its customer base and pursue new growth platforms.

    LEVERAGE MARKET POSITION TO EXPAND CUSTOMER BASE. The Company seeks to increase its customer base by leveraging its strong relationships with Tier I and Tier II Banks to market its solutions to other Tier II Banks and selected smaller banks and other financial institutions. The Company also intends to leverage its existing technological applications by marketing them to smaller banks that do not require significant customization or implementation services. The Company has partnered with several service providers or resellers, including ALLTEL, Bisys-Document Solutions, and Fiserv to establish alternate marketing and distribution channels of certain of its solutions through those companies to Tier III Banks. Additionally, the Company plans to leverage its position of being a leading provider of integrated consulting and software solutions to the banking industry in the United States market to pursue international customers, particularly banks elsewhere in North America and in Europe.

    BUILD LONG-TERM RELATIONSHIPS. The Company intends to continue leveraging its long-term relationships to cross-sell additional solutions, which typically produce higher gross profit margins as the Company does not incur many of the start-up costs associated with the development of new relationships.

    INCREASE USE OF VALUE-PRICING AND RECURRING REVENUE ARRANGEMENTS. The Company will continue to share in the value that its solutions create for customers by expanding the use of pricing methods and negotiated arrangements to generate recurring and high-margin revenues. The Company will seek to increase the use of value-pricing for solutions in appopriate circumstances where increased revenues or reduced costs resulting from such solutions can be readily projected or measured. In addition, the Company intends to expand its practice of structuring license fees for software-based solutions according to the number of transactions processed with the solutions.

PRODUCTS AND SERVICES

    The Company offers a wide range of consulting services and state-of-the-art, proprietary technology applications designed to address the unique requirements of the banking industry. The Company's solutions are sold individually, or complementary solutions may be sold together (similarly, software products may be sold individually or as part of a product suite). The following table summarizes the divisions through which the Company's offerings are delivered. Each division consists of several groups.

DIVISIONS & GROUPS                                                  SOLUTIONS DESCRIPTION
-----------------------------------------  -----------------------------------------------------------------------
REVENUE ENHANCEMENT......................  INCREASES CUSTOMER REVENUES

  Liquidity Management...................  Reduces the amount of non-earning assets that a bank maintains in reserve accounts or in cash-on-hand

  Yield Management.......................  Improves operational work-flows, processes and pricing structures employed by a bank

PAYMENT SYSTEMS..........................  DECREASES CUSTOMER COSTS WHILE IMPROVING BACK OFFICE SERVICE

  Best Practices.........................  Delivery of total solutions for customer information management

  Consolidations.........................  Delivery of consulting services to help customers reduce costs, improve operating efficiencies and increase economies-of-scale through operations consolidations of operations

  Float Management.......................  Enhances bank float management through improved check collection, workflow, float allocation, and pricing

  Genisys................................  Focuses on information management by utilizing the Company's proprietary barcode track and trace technology, coupled with utilizing the Internet as an information delivery vehicle

  Payment Electronification..............  Facilitates the electronification of paper checks, while reducing costs and risks associated with the check payment process

  Risk Management........................  Reduces risk of loss from the check payment process as a result of operational failures, check fraud and litigation

EMERGING SOLUTIONS.......................  DEVELOPMENT OF NEW BUSINESS OPPORTUNITIES OR DELIVERY OF MANAGEMENT
                                           SERVICES

  ECCHO Management Services..............  Focuses on management of the ECCHO organization

  Enabling Technologies..................  Focuses on developing proof of concept for new business opportunities with the criteria that once a solution is developed, it can be offered across the Company's key customer base

  Enterprise IT Services.................  Offers customized, enterprise-wide conversion, consolidation and integration consulting solutions in areas beyond payments systems, including subject matter and project management services, Year 2000 services and IT outsourcing services

    REVENUE ENHANCEMENT: This division is comprised of two groups with solutions focusing primarily on IMPROVING REVENUES in the shortest time possible for its customers. These solutions help customers achieve large dollar, income-generating opportunities. This may be achieved through the implementation of yield management consulting techniques to change the bank's procedures, policies or product pricing. It may also be achieved through the implementation of liquidity management software, combined with consulting expertise to improve processes and procedures.

    LIQUIDITY MANAGEMENT: This group helps customers improve the management of certain non-earning assets (e.g., cash inventories and reserve levels required by the Federal Reserve) through the application of technologies and process re-engineering services. The Liquidity Management solutions are designed to assist banks in improving earnings by minimizing the amount of non-earning assets maintained in Federal Reserve accounts and physical cash inventories within branch, ATM, and vault facilities. By enabling banks to better manage cash and reserve levels, the Company's subject matter experts facilitate the deployment of funds to more productive uses. The Company's RESERVELINK and ANALYSIS ADVANTAGE systems are currently offered in both mainframe and PC-based configurations. The CASHTRACKER, CASH FORECASTER and ATM CASH FORECASTER systems operate on Windows NT Server/Workstation utilizing Microsoft SQL Server technology. These products are available in single-user and multi-user configurations.

    YIELD MANAGEMENT: This group helps customers identify opportunities that significantly increase revenues. Projects are designed to improve performance through the systematic testing of existing bank policies and procedures. The group covers a full range of bank functional areas, including deposit operations, item processing, loan processing, float management, account analysis, retail and commercial product management, exception processing and finance and accounting.

    PAYMENT SYSTEMS: This division is comprised of six groups with solutions focusing primarily on REDUCING COSTS for the Company's customers. The Company's integrated approach uses consulting, analytical techniques and software developed through cooperative efforts with major U.S. banks to help its customers achieve cost and customer service improvements in their operations.

    BEST PRACTICES: This group helps its customers reduce costs, increase efficiency, improve quality, and reduce transaction risk in item processing, deposit support, and cash management operations. These services are delivered through stand-alone operations process reviews, and best practices reengineering projects surrounding the implementation of new systems packages that may include the Company's INNOVASION, and RESEARCH AND ADJUSTMENTS software. The INNOVASION product is comprised of modules designed to improve the efficiency and quality of a bank's photo retrieval operations. It consists primarily of client/server modules, but also is supported by mainframe data collection programs. The client server components are built upon OS\2 operating system base. Several components have been converted to a Windows NT operating system and certain others are in the process of being converted to function under a Windows NT operating system. The RESEARCH AND ADJUSTMENTS product suite improves the efficiency and quality of a bank's adjustments department. It currently is supported on both OS\2 and Windows NT operating systems.

    CONSOLIDATIONS: This group helps customers reduce costs, improve operating efficiencies and increase economies-of-scale through consolidation services. These services may include project management, bank operations process management and bank operations financial management. The Company's approach to bank consolidation focuses on functions, operations and systems. These services are delivered through detailed consolidation implementation projects, acquisition planning projects, and single bank charter merger projects.

    FLOAT MANAGEMENT: This group helps customers increase revenue, reduce costs, and improve operating efficiencies in the float management and workflow transportation areas. These services are delivered through check clearing reviews, workflow and transportation analysis, float allocation methodologies, consolidation impact review and technical support/installation surrounding the implementation of the Company's FLOAT PRICING, FLOAT ANALYSIS, and DEPOSIT MANAGER software.

    GENISYS: This group helps its customers reduce costs and increase productivity through the use of products that focus on tracking, traceability, accountability, and measurement, coupled with utilization of the Internet as an information delivery vehicle. Genisys products are used in many bank operations areas, which include check, ATM, cash, loan and corporate mail operations. The products are based on Windows NT technology with a mixture of other technologies such as Internet browsers, SQL databases, and report writers. Major products include: RECEIVE SENTRY, SUPERQUERY, LUMEN, PRODUCTION SENTRY, and OMNITRAC.

    PAYMENT ELECTRONIFICATION: This group helps customers and their corporate customers in developing and implementing migration plans and technology in the transition from a paper based payments system to an electronic environment, while maximizing their benefits during the transition. Consulting and management solutions offered include operations migration, business impact assessment, product delivery opportunity and design, organization management and technology implementation. Technology solutions include: BRANCH ITEM TRUNCATION (BIT), CHECKLINK, CORPORATE ELECTRONIC RETURN ITEM NOTIFICATIONS (CNOTES), TRAC2ECP and TRAC2FRAUD.

    RISK MANAGEMENT: This group helps customers reduce operating costs and their risks of loss caused by operations credit risk, litigation, and check and deposit fraud. These services are delivered through risk reduction programs that may include reengineering projects surrounding the implementation of the Company's ON-US FRAUD PROTECTION SYSTEM, DEPOSIT FRAUD DETECTION SYSTEM, TRAC2FRAUD, FRAUDTRACK and SMARTNOTES software.

    EMERGING SOLUTIONS: This division is comprised of three groups that focus on emerging business opportunities or the management of cooperative banking ventures.

    ECCHO MANAGEMENT SERVICES: By agreement with ECCHO, Carreker-Antinori employees are retained as paid "staff" members to provide administrative and management services. ECCHO has no other paid staff outside of the Company's staff. ECCHO is governed by its own board of directors that is comprised of representatives from each organizations' various bank owners. Through this relationship, the Company supports a major banking industry initiative to electronify paper payments and to reduce check fraud in the United States, through electronic check presentment (ECP), positioning Carreker-Antinori as an industry leader in this area.

    ENABLING TECHNOLOGIES: This group helps customers with emerging business needs to develop potential new solutions (for both the customer and the Company). The group develops potential solutions to address those needs, oftentimes building solutions from the ground up. A solution may then be offered through one of the Company's various divisions when it is deemed ready to "roll-out" for sale and delivery to the Company's customer base.

    ENTERPRISE IT SERVICES: This group helps customers reduce costs though improved management and processes, reduced project timelines and leveraged models to favorably impact a bank's future projects. Specific areas of expertise include consulting, project management, and IT outsourcing services for bank conversions, consolidations, integrations, and Year 2000 projects.

CUSTOMERS AND MARKETS

    A majority of the Company's revenues are generated from contracts with Tier I Banks (banks with assets over $50 billion) and Tier II Banks (banks with assets of between $5 billion and $50 billion). The Company's customers include 89% of Tier I Banks, and approximately 37% of Tier II banks. For the year ended January 31, 1999, revenues from the Company's five largest customers accounted for approximately 35% of the Company's total revenues, with Wells Fargo & Co. (including the former Norwest organization) representing approximately 11% of total company revenues, primarily in the revenue enhancement and payments systems business segments. See "--Risk Factors--Customer Concentration." The Company also targets Tier III banks (banks with assets of between $550 million and $5 billion). The Company believes that the Tier III market affords it an opportunity for growth. See "--Strategy--Leverage Market Position to Expand Customer Base" and "--Risk Factors--Dependence on Banking Industry."

    The Company enters into numerous types of engagements with customers. The needs of each customer are unique, and the Company seeks to provide those specific solutions that most effectively address a customer's needs.

SALES AND MARKETING

    The Company has developed strong relationships with many senior bank executives as a result of its delivery of effective solutions to Tier I and Tier II Banks for 20 years. The Company has 15 Account Relationship Managers ("ARMs") who are responsible for managing the Company's day-to-day relationships with its customers. Nine are responsible for Tier I and Tier II bank relationships, four are responsible for some Tier II and the majority of the Company's Tier III bank sales, and two are responsible for UK and European bank relationships. Their responsibilities include identifying customers' needs and assisting the Company's group managers in presenting their solutions and concluding sales. The Company's ARMs work closely with the Company's executive officers who serve as Executive Relationship Managers ("ERMs") to the Company's customers. The Company also employs technical sales support staff who are familiar with the Company's technology and who participate in opportunities to sell technology-based solutions.

    The Company derives a significant portion of its business through customer referrals and repeat business. In addition, the Company markets its services through a variety of media, including: the Company's Web site, direct mail, "user" conferences conducted exclusively for its customers by the Company speaking engagements, participation in industry conferences and trade shows, publication of "white papers" related to specific aspects of the Company's services, customer newsletters, and informational listings in trade journals. The Company employs a marketing staff of seven persons, including graphics designers, writers, administrative coordinators and a Web master.

STRATEGIC BANKING INITIATIVES

    The Company provides management services to ECCHO and Payment Solutions Network, Inc. ("PSN"), each of which is playing an instrumental role in the electronification of paper checks and in reducing losses from fraud associated with the paper check payment process. From time to time, the Company also participates in other strategic banking initiatives.

SOLUTIONS DEVELOPMENT

    The Company seeks to maintain its position as a leading innovator in the banking industry by converting leading-edge technologies and ideas into practical banking solutions. The Company's relationships with its customers provide it with opportunities to identify additional bank needs. The Company's solutions development activities focus on prototyping promising applications, test marketing new products, developing sales strategies and coordinating distribution and on-going maintenance for each of the Company's solutions.

    The Company frequently receives customer requests for new services and/or software, develops solutions in response to these requests and historically has been able to recoup some or all of its development costs from these customers. In addition to customer-funded solutions development, the Company has invested significant amounts in solutions development, including expenditures of $4.8 million, $3.6 million and $1.3 million for research and development in the years ended January 31, 1999, 1998 and 1997, respectively. Further, some of the Company's key product introductions have resulted from the adaptation of products developed by customers to a wider market. In exchange for either a one-time payment and/or on-going royalties, the Company is often able to obtain the right to develop, enhance and market such products.

    The Company believes its leadership role in and interaction with the banking industry through ECCHO and PSN uniquely positions it to identify and develop interbank solutions that have bilateral or multilateral banking industry applications. The Company believes its management of these organizations provides further opportunities to recognize and respond to the changing needs of the banking industry.

TECHNOLOGY

    The Company designs its software products to incorporate the latest developments in open systems architecture and protocols to provide maximum scalability and functionality and to interface with a bank's legacy systems. The Company's core proprietary technologies, for both its client/server software products and mainframe software products, are primarily directed at using a standard set of components, drivers and application interfaces so that the Company's software products are constructed from reusable components which are linked together in a tool-set fashion.

    The Company has adopted the IBM System Application Architecture for developing its interactive screen designs for its mainframe products and for interactions with other systems, such as client/server products. The Company's mainframe software products have been evolving toward a standard set of core processing components, drivers and exit points and are more fully leveraging published standard application programming interfaces. As a result, the Company can employ reusable components to create new utility modules and link them together in a tool-set fashion, much like objects in object-oriented programming.

    The Company has a number of software products that either fall within the client/server or the batch-oriented file sharing categories. Many of the newer software products are developed to operate with an OS/2 and/or Windows NT operating system. Most of the Company's mainframe software products are written in COBOL. The Company has several software products that operate on two or more of these operating systems. For example, the Company's INNOVASION software application operates with the OS/2 operating system, while the Company's DAS software application, a substantially similar product programmed in C++, operates with the Windows NT operating system.

    The Company develops its technology both internally and, in certain situations, with third-party preferred developers that can offer technology expertise.

COMPETITION

    The Company competes with third-party providers of services and software products to the banking industry that include consulting firms and software companies. Competitive firms providing consulting services include Andersen Consulting, Electronic Data Systems Corporation and KPMG Peat Marwick LLP. Software companies include Earnings Performance Group, Inc., Pegasystems Inc., Sterling Software, Inc., HNC Software, Inc., and Transoft International, Inc. Many of these competitors have significantly greater financial, technical, marketing and other resources than the Company. However, the Company believes that its market position with respect to these competitors is enhanced by virtue of its unique ability to deliver fully integrated consulting services and software solutions focused on enabling banks to increase their revenues, reduce their costs and enhance their delivery of customer services. The Company believes that it competes based on a number of factors, including: (i) scope of solutions provided; (ii) industry expertise; (iii) access to decision makers within banks; (iv) ease and speed of solutions implementation; (v) quality of solutions; and (vi) price. While many of the Company's competitors are better equipped to compete with the Company in certain of these areas, the Company believes that it is uniquely qualified to compete effectively in all of these areas.

    In addition to competing with a variety of third parties, the Company experiences competition from its customers and potential customers. From time to time, such customers develop, implement and maintain their own services and applications for revenue enhancement, cost reductions or enhanced customer service, rather than purchasing services and related software products from third parties. As a result, the Company must continually educate existing and prospective customers about the advantages of purchasing its services and products. In addition, customers or potential customers could enter into strategic relationships with one or more of the Company's competitors to develop, market and sell competing services or products. See "--Risk Factors--Competition."

GOVERNMENT REGULATION

    The Company's primary customers are banks. Although the services currently offered by the Company have not been subject to any material industry-specific government regulation, the banking industry is heavily regulated. The Company's services and products must allow banking customers to comply with all applicable regulations, and, as a result, the Company must understand the intricacies and application of many government regulations. The regulations most applicable to the Company's provision of solutions to banks include requirements establishing minimum reserve requirements, governing funds availability and the collection and return of checks, and establishing rights, liabilities and responsibilities of parties in electronic funds transfers. For example, the Company's RESERVELINK software and related consulting services assist banks with minimizing their reserves while complying with federal reserve requirements. In addition, the expedited availability and check return requirements imposed by funds availability regulations have increased fraud opportunities dramatically, and the Company's risk management and float management services address this concern while complying with such regulations. See "--Risk Factors--Government Regulations."

PROPRIETARY RIGHTS

    The Company relies upon a combination of patent, copyright, trademark and trade secret laws, including the use of confidentiality agreements with employees, independent contractors and third parties and physical security devices to protect its proprietary technology and information. The Company has a number of issued patents and registered trademarks and has filed applications for additional patents and trademarks in the United States. The Company vigorously defends its proprietary rights.

    The Company presently enters into invention assignment and confidentiality agreements with its employees and independent contractors and confidentiality agreements with certain customers. The Company also limits access to the source codes for its software and other proprietary information. Further, the Company's software will not operate with computers which have not been synchronized with the Company's equipment. The Company believes that due to the rapid pace of innovation within the software industry, factors such as the technological and creative expertise of its personnel, the quality of its solutions, the quality of its technical support and training services, and the frequency of release of technology enhancements are more important to establishing and maintaining a technology leadership position than the various legal protections available for the Company's technology.

    The Company is not aware that it is infringing any proprietary rights of third parties. The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in its solutions to perform key functions. The Company is not aware that any third-party software being re-sold by the Company is infringing upon proprietary rights of other third-parties. See "--Risk Factors--Dependence on Proprietary Technology; Risk of Infringement."

EMPLOYEES

    The Company had 270 employees as of January 31, 1999, with 89 persons providing consulting services, 72 persons in the technical group, 65 persons performing sales and marketing, customer relations and business development functions and 44 persons performing corporate, finance and administrative functions. The Company has no unionized employees and the Company believes that its employee relations are good.

INDEPENDENT CONTRACTORS

    The Company provides consulting services and develops software in part through the use of independent contractors who are not employees of the Company. As of January 31, 1999, the Company used 12 independent contractors to provide consulting services, most of who work from their homes or from customers' offices. Many of these contractors are former bank executives, and the Company believes that their experience in the banking industry uniquely enables them to provide consulting services to the Company's customers. In addition, as of January 31, 1999, the Company had 36 independent contractors who assisted in the development of technology. These technology contractors spend a majority of their time performing software development in the Company's offices; however, from time to time these contractors travel with Company personnel and work directly with the Company's customers. See "--Risk Factors--Use of Independent Contractors."

RISK FACTORS

    THIS REPORT AND THE ANNUAL REPORT TO STOCKHOLDERS CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS, WHICH MAY AFFECT THE COMPANY'S CURRENT POSITION AND FUTURE PROSPECTS, SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND AN INVESTMENT IN THE COMMON STOCK OF THE COMPANY.

DEPENDENCE ON BANKING INDUSTRY

    The Company derives substantially all of its revenues from solutions provided to banks and other participants in the banking industry. Accordingly, the Company's future success significantly depends upon the continued demand for its solutions within this industry. The Company believes that an important factor in its growth has been the substantial change in the banking industry, as manifested by continuing consolidation, regulatory change, technological innovation and other trends. If this environment of change were to slow, the Company could experience reduced demand for its solutions. In addition, the banking industry is sensitive to changes in economic conditions and is highly susceptible to unforeseen events, such as domestic or foreign political instability, recession, inflation or other adverse occurrences that may result in a significant decline in the utilization of bank services. Any event that results in decreased consumer or corporate use of bank services, or increased pressures on banks towards the in-house development and implementation of revenue enhancement or cost reduction measures, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Business--Industry Background."

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company has experienced in the past, and expects to experience in the future, significant fluctuations in quarterly operating results. Such fluctuations may be caused by many factors, including but not limited to: the extent and timing of revenues recognized, costs incurred under value-pricing contracts, the degree of customer acceptance of new solutions, the introduction of new or enhanced solutions by the Company or its competitors, customer budget cycles and priorities, competitive conditions in the industry, seasonal factors, bank purchasing cycles, timing of consolidation decisions by banks, the extent of their international expansion and general economic conditions. See "--Customer Project Risks." In addition, the volume and timing of contract signings during a quarter are difficult to forecast, particularly in light of the Company's historical tendency to have a disproportionately large portion of contract signings in the final weeks of a quarter. Due to the foregoing factors, many of which are beyond the Company's control, quarterly revenues and operating results are difficult to forecast. It is possible that the Company's future quarterly results of operations from time to time will not meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of the Company's Common Stock. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations-- Selected Consolidated Quarterly Results of Operations."

CUSTOMER CONCENTRATION

    The Company's five largest customers accounted for approximately 35%, 44% and 36% of total revenues during the years ended January 31, 1999, 1998 and 1997, respectively. While the Company's significant customers have changed from period to period, Wells Fargo & Company (including the former Norwest Corporation) has consistently ranked as one of the Company's top customers, and accounted for approximately 11%, 13% and 15% of total revenues during the years ended January 31, 1999, 1998 and 1997 respectively. The Company's largest customer during the year ended January 31, 1998 was Fleet Financial Group, Inc., which accounted for approximately 14% of total revenues in that period. Further, inasmuch as approximately 87% and 85% of the Company's total revenues in the year ended January 31, 1999 were derived from companies who were customers of the Company in the years ended January 31, 1998 and 1997, respectively, the Company is dependent to a significant degree on its ability to maintain its existing relationships with these customers. There can be no assurance that the Company will be successful in maintaining its existing customer relationships or in securing additional major customers, and there can be no assurance that the Company can retain or increase the volume of business that it does with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers. Any failure by the Company to retain one or more of its large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER PROJECT RISKS

    The Company prices its solutions on a time-and-materials, fixed-price, and value-priced basis. In connection with fixed-price projects, the Company occasionally incurs costs in excess of its projections and as a result, achieves lower margins than expected or may incur losses with respect to projects. In connection with value-priced projects, the Company is paid based on an agreed percentage of either projected or actual increased revenues or decreased costs derived by the bank over a period of up to twelve months following the implementation of the Company's solutions. The Company typically must first commit time and resources to develop such projections before a bank will commit to purchase the Company's solutions, and therefore assumes the risk of making these commitments and incurring related expenses with no assurance that the bank will purchase the solutions. In addition, from time to time, a customer will not achieve projected revenues or savings because it belatedly decides not to implement the Company's solutions or the solutions do not produce the projected results, in which case the Company may not be able to collect any or all of the fees provided for in the customer's contract. The nature of the Company's fixed-priced and value-priced arrangements can result in decreased operating margins or losses and could materially and adversely affect the Company's business, financial condition and results of operations. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview," "--Business--The Carreker-Antinori, Inc. Solution--Reduced Customer Risk" and "--Strategy--Increase Use of Value-Pricing and Recurring Revenue Arrangements."

ABILITY TO MANAGE GROWTH

    The Company has experienced significant growth in recent years, and anticipates that additional expansion may be required in order to address potential market opportunities. Any expansion of the Company's business would place further demands on the Company's management, operational capacity and financial resources. The Company anticipates that it will need to recruit large numbers of qualified personnel in all areas of its operations, including management, sales, marketing, delivery and software development. There can be no assurance that the Company will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. In addition, there can be no assurance that the Company's systems, procedures or controls will be adequate to support any expansion of the Company's operations. As a result of acquisitions and continued growth, the needs of the Company's management information systems (MIS) is expected to expand and/or change, which could result in the implementation of new or modified MIS systems and/or procedures. This may necessitate additional training to existing personnel or the hiring of additional personnel. If the Company cannot implement the new, or modified, MIS system in a timely manner, the Company's ability to manage growth effectively or generate timely quarterly reports could be materially and adversely affected. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Business--Strategy--Pursue Strategic Alliances and Acquisitions."

MARKET ACCEPTANCE OF THE COMPANY'S SOLUTIONS

    The Company's success depends upon continued demand for its solutions. Market acceptance of the Company's existing and future solutions depends on several factors including: (i) the ease with which such solutions can be implemented and used; (ii) the performance and reliability of such solutions;
(iii) the degree to which customers achieve expected revenue gains, cost savings and performance enhancements; and (iv) the extent to which the Company's customers and prospective customers are able to implement alternative approaches to meet their business development and cost-saving needs. Some of the foregoing factors are beyond the Company's control. There can be no assurance that the Company's customers will realize the intended benefits of the Company's solutions or that the Company's solutions will achieve continued or increased market acceptance. Any significant or ongoing failure to achieve such benefits or to maintain or increase market acceptance would restrict substantially the future growth of the Company and could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Business--Products and Services."

ABSENCE OF LONG-TERM AGREEMENTS

    The Company typically provides services to customers on a project-by-project basis without long-term agreements. When a customer defers, modifies or cancels a project, the Company must be able to rapidly re-deploy its personnel to other projects in order to minimize the under-utilization of its personnel and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant customers or with a number of smaller customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Business--Sales and Marketing."

POTENTIAL FOR SOFTWARE AND/OR SOLUTIONS DEFECTS

    The Company's solutions at times in the past have been, and in the future may be, incompatible with the operating environments of its customers or inappropriate to address their needs, resulting in additional costs being incurred by the Company in rendering services to its customers. Further, like other software products, the Company's software occasionally has contained undetected errors, or "bugs," which become apparent through use of the software. Because the Company's new or enhanced software initially is installed at a limited number of sites and operated by a limited number of users, such errors and/or incompatibilities may not be detected for a number of months after delivery of the software. The foregoing errors in the past have resulted in the deployment of Company personnel and funds to cure errors, resulting in cost overruns and delays in solutions development and enhancement. Moreover, solutions with substantial errors could be rejected by or result in damages to customers, which could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that errors or defects will not be discovered in the future, potentially causing delays in solution implementation or requiring design modifications that could adversely affect the Company's business, financial condition, and results of operations. It is also possible that errors or defects in the Company's solutions could give rise to liability claims against the Company. See "--Business--Technology."

COMPETITION

    The Company competes with third-party providers of services and software products to the banking industry that include consulting firms and software companies. Competitive firms providing consulting services include Andersen Consulting, Electronic Data Systems Corporation and KMPG Peat Marwick LLP. Software companies include Earnings Performance Group, Inc., Pegasystems Inc., Sterling Software, Inc., HNC Software Inc., and Transoft International, Inc. Many of these competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than can the Company. Also, several of the Company's current and potential competitors have greater name recognition and larger customer bases that such competitors could leverage to increase market share at the Company's expense. The Company expects to face increased competition as other established and emerging companies enter the banking services market. Increased competition could result in price reductions, fewer customer orders and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors, and the failure to do so would have a material adverse effect upon the Company's business, financial
condition and results of operations. See   "--Business--Competition."

    In addition to competing with a variety of third parties, the Company experiences competition from its customers and potential customers. From time to time, these potential customers develop, implement and maintain their own services and applications for revenue enhancements, cost reductions and/or enhanced customer services, rather than purchasing services and related products from third parties. As a result, the Company must continuously educate existing and prospective customers about the advantages of purchasing its solutions. There can be no assurance that these customers or other potential customers will perceive sufficient value in the Company's solutions to justify investing in them. In addition, customers or potential customers could enter into strategic relationships with one or more of the Company's competitors to develop, market and sell competing services or products.

USE OF INDEPENDENT CONTRACTORS

    The Company often provides solutions through independent contractors. As the Company does not treat these individuals as its employees, it does not pay federal or state employment taxes or withhold federal or state employment or income taxes from compensation paid to such persons. The Company also does not consider these persons to qualify as eligible for coverage or benefits provided under its employee benefit plans or include these persons when evaluating the compliance of its employee benefit plans with the requirements of the Internal Revenue Code. Additionally, the Company does not treat such persons as employees for purposes of worker's compensation, labor and employment, or other legal purposes. From time to time, the Company may face legal challenges to the appropriateness of the characterization of such persons as independent contractors from governmental agencies, the independent contractors themselves or some other person or entity. The determination of such a legal challenge generally will be determined on a case-by-case basis in view of the particular facts of each case. The fact-specific nature of such a determination raises the risk that from time to time an individual that the Company has characterized as an independent contractor will be reclassified as an employee for these or other legal purposes. In the event persons engaged by the Company as independent contractors are determined to be employees by the Internal Revenue Service (the "IRS") or any applicable taxing authority, the Company would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to such persons and could become liable for amounts required to be paid or withheld in prior periods and for costs, penalties and interest thereon. In addition, the Company could be required to include such persons in its employee benefit plans on a retroactive, as well as a current, basis. Furthermore, depending on the party that makes the legal challenge and the remedy sought, the Company could be subject to other liabilities sought by governmental authorities or private persons. At January 31, 1999, 12 consultants were engaged by the Company as independent contractors. Any challenge by the IRS, state authorities or private litigants resulting in a determination that such persons are employees would have a material adverse effect on the Company's business, financial condition and results of operations. From time to time new legislation may be proposed to establish more stringent requirements for the engagement of independent contractors. The Company is unable to assess the likelihood that any such legislation will be enacted. Further, the Company's ability to retain independent contractors could in the future deteriorate, due in part to the lower commitment level that such contractors have to the Company. See "--Business-- Independent Contractors."

DEPENDENCE ON KEY PERSONNEL

    The Company's future success depends, in significant part, upon the continued services of John D. Carreker, Jr., its Chairman of the Board and Chief Executive Officer, as well as other executive officers and key personnel. The loss of services of Mr. Carreker or one or more of the Company's other executive officers or key employees could have a material adverse effect on the Company's business, financial condition and results of operations, and there can be no assurance that the Company will be able to retain its executive officers or key personnel. The Company does not maintain key-man life insurance covering any of its executive officers or other key personnel.

ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

    The Company's future success depends upon its continuing ability to attract and retain highly qualified banking, technical and managerial personnel. Competition for such personnel is intense, and the Company at times has experienced difficulties in attracting the desired number of such individuals. Further, the Company's employees frequently have left the Company to work in-house with the Company's customers. There can be no assurance that the Company will be able to attract or retain a sufficient number of highly qualified employees or independent contractors in the future. If the Company is unable to attract personnel in key positions, the Company's business, financial condition and results of operations could be materially and adversely affected.

IMPACT OF TECHNOLOGICAL ADVANCES

    The Company's future success will depend, in part, upon its ability to enhance its existing solutions, develop and introduce new solutions that address the increasingly sophisticated and varied needs of its current and prospective customers, develop leading technology and respond to technological advances and emerging industry standards on a timely and cost-effective basis. There can be no assurance that future advances in technology will be beneficial to, or compatible with, the Company's business or that the Company will be able to incorporate such advances into its business. In addition, keeping abreast of technological advances in the Company's business may require substantial expenditures and lead time. There can be no assurance that the Company will be successful in using new technologies, adapting its solutions to emerging industry standards or developing, introducing and marketing solution enhancements or new solutions, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these solutions. If the Company incurs increased costs or is unable, for technical or other reasons, to develop and introduce new solutions or enhancements of existing solutions in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition and results of operations could be materially and adversely affected. See "--Business--Solutions Development."

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT

    The Company's success significantly depends upon its proprietary technology and information. The Company relies upon a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary technology and information. The Company has a number of issued patents and registered trademarks. There can be no assurance that the steps taken by the Company to protect its services and products are adequate to prevent misappropriation of its technology or that the Company's competitors independently will not develop technologies that are substantially equivalent or superior to the Company's technology. Further, it is very difficult to police unauthorized use of the Company's software due to the nature of software. Any such misappropriation of the Company's proprietary technology or information or the development of competitive technologies could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain countries in which the Company's software is distributed do not protect the Company's intellectual property rights to the same extent as the laws of the United States. For example, the laws of a number of foreign jurisdictions in which the Company licenses its software protect trademarks solely on the basis of the first to register. The Company currently does not possess any trademark registrations in foreign jurisdictions, although it does have copyright protection of its software under the provisions of various international conventions. Accordingly, intellectual property protection of its services and products may be ineffective in many foreign countries. In summary, there can be no assurance that the protection provided by the laws of the United States or such foreign jurisdictions will be sufficient to protect the Company's proprietary technology or information.

    The Company could incur substantial costs in protecting and enforcing its intellectual property rights. Although presently there are no pending or threatened intellectual property claims against the Company, third parties may, in the future, assert patent, trademark, copyright and other intellectual property right claims to technologies which are incorporated into the Company's solutions. In such event, the Company may be required to incur significant costs in reaching a resolution to the asserted claims. There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license to the third party's intellectual property rights in order to continue licensing the Company's software as currently offered or, if such a third-party license is required, that it would be available on terms acceptable to the Company.

    Certain technology used in the Company's current software and software in development includes technology licensed from third parties. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in the Company's ability to implement solutions or in delays in the introduction of the Company's new or enhanced solutions while it searches for similar technology from alternative sources, if any, which would prove costly. Any need to implement alternative technology could prove to be very expensive for the Company and any delay in solution implementation could result in a material adverse effect on the business, financial condition and results of operations of the Company. It may also be necessary or desirable in the future to obtain additional licenses for use of third-party products in the Company's solutions and there can be no assurance that the Company will be able to do so on commercially reasonable terms, if at all. See "--Business--Proprietary Rights."

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies, including those used by Carreker-Antinori, may need to be upgraded to comply with such "Year 2000" requirements. In addition, if banks dedicate a significant portion of their information technology budgets to the resolution of Year 2000 issues, their ability to purchase the Company's solutions may be adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the process of evaluating its information technology ("IT") and non-IT systems to determine their year 2000 compliance, but has not yet completed its evaluation. Although all of the software currently offered by the Company is either designed to be Year 2000 compliant or has been upgraded to be Year 2000 compliant, the Company still offers some software which has imbedded software developed by a third party that is not certified for Year 2000 compliance. Internal tests have disclosed no Year 2000 problems with this application. The Company is in the process of addressing this situation with the third party to resolve the issue. There can be no assurance that the Company's Year 2000 compliant software or related upgrades contain all necessary date code changes or that such software or upgrades will interface with its customers' other software programs. Further, liability claims could arise out of the Company's delivery of solutions that address Year 2000 issues to the extent that such solutions do not effectively address such issues, and the failure of such solutions to effectively address Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, although the Company believes that each of the software programs used in its MIS system and other internal programs is Year 2000 compliant, there can be no assurance that such software will be Year 2000 compliant, and any failure to be so compliant may require additional expenditures by the Company to rectify the noncompliance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

POTENTIAL LIABILITY CLAIMS

    As a result of the Company's provision of solutions that address critical functions of bank operations, the Company is exposed to possible liability claims from banks and their customers. Although the Company has not experienced any material liability claims to date, there can be no assurance that the Company will not become subject to such claims in the future. A liability claim against the Company could have a material adverse effect on its business, financial condition and results of operations.

RISKS ASSOCIATED WITH POTENTIAL STRATEGIC ALLIANCES, INITIATIVES OR ACQUISITIONS

    The Company regularly evaluates opportunities and may enter into strategic alliances and/or initiatives, or make acquisitions of other companies or technologies in the future. Risks inherent in alliances or initiatives include, among others: (i) substantial investment of the Company's resources in the alliance or initiative; (ii) inability to realize the intended benefits of an alliance or initiative; (iii) increased reliance on third parties; (iv) increased payment of third-party licensing fees or royalties for the incorporation of third-party technology into the Company's solutions; and (v) inadvertent transfer of the Company's proprietary technology to strategic "partners." Acquisitions involve numerous risks, including difficulties in assimilating acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. There can be no assurance that the Company will be successful in identifying and entering into strategic alliances, if at all, and any inability to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will be able to integrate successfully any operations, personnel or services that might be acquired in the future, and a failure by the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Business--Strategy."

    The Company is currently providing management services to ECCHO and PSN, which enables it to be an infrastructure development partner to the banking industry. These relationships are forms of strategic alliances. In order to support the formation and growth of PSN, the Company invested time and technological resources in PSN and has loans to PSN aggregating $531,000 ($500,000 of which has been reserved due to the Company's belief that collection is doubtful). In addition, the Company has experienced, and may continue to experience, delays in collections of fees from strategic alliances. See "--Business--Strategic Banking Initiatives" and Note 7 of Notes to Consolidated Financial Statements.

GOVERNMENT REGULATIONS

    The Company's primary customers are banks. Although the solutions currently offered by the Company have not been subject to any material, specific government regulation, the banking industry is regulated heavily, and the Company expects that such regulation will affect the relative demand for the Company's solutions. There can be no assurance that federal, state or foreign governmental authorities will not adopt new regulations, and any adoption of new regulations could require the Company to modify its current or future solutions. The adoption of laws or regulations affecting the Company's or its customers' business could reduce the Company's growth rate or could otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "--Business--Government Regulation."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company has begun to provide solutions to banks outside the United States, and a key component of the Company's growth strategy is to broaden its international operations. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, exchange rates, export license requirements, tariffs and other economic barriers to free trade, political and economic instability, limited intellectual property protection, difficulties in collecting payments and potentially adverse tax and labor consequences. Certain of the Company's international sales are denominated in local currencies, and the impact of future exchange rate fluctuations on the Company's financial condition and results of operations cannot be accurately predicted. There can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenue from international sales and thus the Company's business, financial condition and results of operations. See "--Business--Strategy."

CONTROL BY OFFICERS AND DIRECTORS

    As of March 25, 1999, the Company's executive officers and directors beneficially owned, in the aggregate, 49% of the Company's outstanding Common Stock. Accordingly, these persons, if acting together, have substantial control over matters requiring approval by the stockholders of the Company, including the election of directors. See "--Anti-Takeover Matters."

ANTI-TAKEOVER MATTERS

    The Company's Certificate of Incorporation (the "Certificate") and Bylaws ("Bylaws") contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of the Company that stockholders may consider to be in their best interests. The Certificate and Bylaws provide for a classified Board of Directors serving staggered terms of three years, prevent stockholders from calling a special meeting of stockholders and prohibit stockholder action by written consent. The Certificate also authorizes only the Board of Directors to fill vacancies, including newly-created directorships, and states that directors of the Company may be removed only for cause and only by the affirmative vote of holders of at least two-thirds of the outstanding shares of the voting stock, voting together as a single class. Section 203 of the Delaware General Corporation Law, which is applicable to the Company, contains provisions that restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company.

STOCK MARKET VOLATILITY

    There has been significant volatility in the market price of the Company's Common Stock, as well as in the market price of securities of many companies in the technology and emerging growth sectors. Factors such as announcements of new products, product enhancements or services by the Company or its competitors, quarterly variations in the Company's results of operations or results of operations of the Company's competitors, changes in earnings estimates or recommendations by securities analysts, developments in the Company's industry and in the banking industry, general market and economic conditions and other factors, including factors unrelated to the operating performance of the Company or its competitors, may have a significant impact on the market price of the Common Stock.

ITEM 2. PROPERTIES.

    The Company's principal executive office is a leased facility with approximately 36,000 square feet of space in Dallas, Texas. The lease agreement for this space expires on May 31, 1999. Commencing on June 1, 1999, the Company has entered into a new lease agreement with Granite Tower Ltd., for the relocation of its principal executive offices to Granite Tower at The Centre, 4055 Valley View Lane, Suite 900 and 1000, Dallas, Texas 75244, consisting of approximately 48,000 square feet of total rentable space. The new lease agreement expires May 31, 2010. The Company also leases approximately 21,000 square feet in Atlanta, Georgia pursuant to a lease agreement which expires in August 2002, approximately 21,500 square feet in Kansas City, pursuant to a lease agreement which expires February 2001, and approximately 1,800 square feet in Swindon, England, pursuant to the lease which expires July 1999. The Company is currently negotiating for approximately 2,000 square feet in the Boston area. The Company believes that its facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operations.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's shareholders during the quarterly period ended January 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has traded on the Nasdaq National Market under the symbol "CANI" since May 20 1998, the date of the initial public offering. At January 31, 1999, there were approximately 1478 record holders of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the Common Stock, as reported by the Nasdaq National Market.

Year Ended January 31, 1999                                      HIGH        LOW
                                                               ---------  ---------
  Fourth quarter.............................................  $    7.38  $    3.88
  Third quarter..............................................       9.75       4.00
  Second quarter (From May 20, 1998).........................      11.25       8.38

    The Company has not paid a cash dividend on shares of its Common Stock since its incorporation (although prior to its acquisition by the Company, Antinori Software, Inc. ("ASI") did make cash dividend payments principally to enable its shareholders to pay income taxes arising out of ASI's status as an S

Corporation). The Company currently intends to retain its earnings in the future to support operations and finance its growth and, therefore, does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and subject to certain limitations under the Delaware General Corporation Law and will depend upon factors such as the Company's earning levels, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

    On January 29, 1999, the Company acquired Genisys Operation, Inc. ("Genisys"), a Texas corporation, pursuant to a merger transaction that also included the shareholders of Genisys, Kevin J. Taylor, Ronald W. Kreykes, Thomas
R. Flannery, Robert A. Walsh and Patrick M. Rogal-Davis (the "Genisys Acquisition"). In connection with the Genisys Acquisition, the Company issued a total of 1.24 million shares of Common Stock to the shareholders of Genisys listed above in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933. The issuance of the shares of Common Stock did not involve a public offering. The Company has agreed to use its reasonable best efforts to register with the Securities and Exchange Commission the shares of the Company's common stock issued in the Genisys Acquisition within six (6) months of the effectiveness of the transaction.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following consolidated statements of operations data for each of the three years in the period ended January 31, 1999 and the consolidated balance sheet data as of January 31, 1999 and 1998 have been derived from the consolidated financial statements of the Company that have been audited by Ernst & Young, LLP, independent auditors, and are included elsewhere in this Report. The consolidated balance sheet data as of January 31, 1997 has been derived from the Company's consolidated financial statements which have also been audited by Ernst & Young LLP, independent auditors. The consolidated financial data as of and for the years ended January 31, 1996 and 1995 is derived from the unaudited consolidated financial statements of the Company. The selected financial data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                                                YEAR ENDED JANUARY 31,
                                                 -----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Consulting and management service fees.......  $  26,328  $  21,314  $  14,407  $   9,635  $   6,090
  Software license fees........................     16,327     11,223      6,957      4,316      3,247
  Software maintenance fees....................      5,031      4,274      3,185      2,385      1,490
  Software implementation fees.................      6,557      4,094      3,249      2,219      1,933
  Hardware and other fees......................        774      1,876      2,737      1,341      1,050
                                                 ---------  ---------  ---------  ---------  ---------
    Total revenues.............................     55,017     42,781     30,535     19,896     13,810
                                                 ---------  ---------  ---------  ---------  ---------

Cost of revenues:
  Consulting and management service fees.......     16,150     12,394      8,794      5,303      3,828
  Software license fees........................      1,216      1,412      1,307        700        803
  Software maintenance fees....................      2,387      1,923      1,780      1,279        954
  Software implementation fees.................      3,862      4,156      1,808      1,572      1,244
  Hardware and other fees......................        560      1,556      1,960        965        808
                                                 ---------  ---------  ---------  ---------  ---------
    Total cost of revenues.....................     24,175     21,441     15,649      9,819      7,637
                                                 ---------  ---------  ---------  ---------  ---------

Gross profit...................................     30,842     21,340     14,886     10,077      6,173
                                                 ---------  ---------  ---------  ---------  ---------

Operating costs and expenses:
  Selling, general and administrative..........     18,444     12,777      9,296      6,251      4,608
  Research and development.....................      4,763      3,610      1,318      1,063        745
  Merger related costs.........................        485         --      1,423         54         --
                                                 ---------  ---------  ---------  ---------  ---------
    Total operating costs and expenses.........     23,692     16,387     12,037      7,368      5,353
                                                 ---------  ---------  ---------  ---------  ---------
Income from operations.........................      7,150      4,953      2,849      2,709        820

Other income (expense).........................        925         79       (375)       313        571
                                                 ---------  ---------  ---------  ---------  ---------
Income before provision for income taxes.......      8,075      5,032      2,474      3,022      1,391
Provision for income taxes(1)..................      2,903      2,027      1,114      1,163        542
                                                 ---------  ---------  ---------  ---------  ---------
Net income.....................................  $   5,172  $   3,005  $   1,360  $   1,859  $     849
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------

                                                                YEAR ENDED JANUARY 31,
                                                 -----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per share(2)....................  $     .32  $     .24  $     .11  $     .15  $     .07
Diluted earnings per share(2)..................  $     .30  $     .21  $     .10  $     .14  $     .07
Shares used in computing
  basic earnings per share(2)..................     16,224     12,717     12,154     12,783     12,788
Shares used in computing
  diluted earnings per share(2)................     17,504     14,484     13,118     13,332     13,118

BALANCE SHEET DATA:
  Cash and cash equivalents....................  $  20,701  $   2,485  $   3,895  $   3,281  $   1,295
  Working capital..............................     52,117      7,529      5,882      4,455      2,947
  Total assets.................................        736     21,486     17,569     11,298      9,114
  Common stock subject to put(3)...............         --      2,000      2,000         --         --
  Long-term debt, net of current portion.......         --         --         --         --         63
  Total stockholders' equity...................     57,131      8,803      5,572      5,600      3,825

------------------------

(1) Prior to the Company's acquisition of Antinori Software, Inc. ("ASI") on January 31, 1997, ASI had elected to be treated as an S corporation for federal and state income tax purposes. The provision for income tax included as a component of net income for the fiscal years prior to fiscal 1997 reflects a pro forma tax provision which includes estimated federal and state income taxes (by applying statutory income tax rates) that would have been incurred if ASI had been subject to taxation as a C corporation.

(2) See Notes 2 and 9 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net earnings per share.

(3) Relates to Common Stock redeemable at the option of Science Applications International Corporation ("SAIC"). SAIC's right to require the Company to repurchase its Common Stock terminated upon completion of the Company's initial public offering. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company is a leading provider of integrated consulting and software solutions that enable banks to increase their revenues, reduce their costs and enhance their delivery of customer services. The Company was founded in 1978 to provide consulting services to banks, and subsequently integrated software products into its banking solutions. With its acquisition of Antinori Software, Inc., a Georgia corporation ("ASI") on January 31, 1997, the Company was able to significantly enhance its portfolio of software products. Additionally the Company acquired Genisys Operations, Inc. ("Genisys") on January 29, 1999 which provides incremental added-value to the Company's product offerings. The acquisitions of ASI and Genisys were each accounted for as a pooling of interests and accordingly, the Company's Consolidated Financial Statements and Notes thereto, as well as all other financial and statistical data presented in this Annual Report on Form 10-K, have been restated to include the financial position and results of operations for ASI and Genisys for all periods prior to and including the period ended January 31, 1999.

    The Company derives its revenues from consulting and management service fees, software license fees, software maintenance fees, software implementation fees and hardware and other sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). The Company enters into these contracts with its customers on a project-by-project basis. The Company also derives management service fees from the performance of certain management services.

    A substantial majority of the Company's revenues are generated from contracts with banks with assets over $50 billion ("Tier I Banks") and banks with assets of between $5 billion and $50 billion ("Tier II Banks"). The Company seeks to establish long-term relationships with its customers that will lead to on-going projects utilizing the Company's solutions. The Company is typically retained to perform one or more discrete projects for a customer, and uses these opportunities to extend its solutions into additional areas of the customer's operations. To this end, approximately 87% and 85% of the Company's total revenues during the year ended January 31, 1999 were derived from companies who were customers of the Company during the year ended January 31, 1998 and 1997, respectively. See "--Business--Customers and Markets."

    CONSULTING AND MANAGEMENT SERVICE FEES. The Company employs three primary pricing methods in connection with its delivery of consulting and management services. First, the Company may price its delivery of consulting and management services on the basis of time and materials, in which case the customer is charged agreed daily rates for services performed and out-of-pocket expenses. In such a case, fees and related amounts are generally payable on a monthly basis, and revenue is recognized as the services are performed. Second, consulting and management services may be delivered on a fixed-price basis. In this case, payments are made to the Company on a monthly basis or pursuant to an agreed upon payment schedule, and revenue is recognized on a percentage-of-completion basis. Any anticipated losses on a fixed-price contract are recognized when estimable. Third, the Company may deliver consulting and management services pursuant to a value-pricing contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (i) the projected increased revenues or decreased costs that are expected to be derived by the customer over a period of up to twelve months following implementation of the Company's solution or (ii) the actual increased revenues and/or decreased costs experienced by the customer over a period of up to twelve months following implementation of the Company's solution, subject in either case to a ceiling, if any is agreed to, on the total amount of payments to be made to the Company. Such contracts typically provide for the Company to receive from 10% to 30% of the projected or actual increased revenues or decreased costs, with payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length. Revenues generated from rendering consulting and management services in connection with value-priced contracts based upon projected results are recognized only upon completion of all services and agreement upon the actual fee to be paid (even though billings for such services may be delayed by mutual agreement for periods not to exceed twelve months). When fees are to be paid based on a percentage of actual revenues or savings, the Company recognizes revenue only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer. The Company typically must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase the Company's solutions, and therefore assumes the risk of making these commitments with no assurance that the bank will purchase the solutions. The Company expects that value-pricing contracts will account for an increasing percentage of its revenues in the future. In addition, as a consequence of the shift toward the use of more value-pricing contracts and due to the revenue recognition policy associated with those contracts, the Company's results of operations will likely fluctuate significantly from period to period. See "--Selected Quarterly Results of Operations." Regardless of the pricing method employed by the Company in a given contract, the Company is reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of its customers, which expenses are netted against reimbursements for financial statement reporting purposes.

    SOFTWARE LICENSE FEES. In the event that a software license is granted together with consulting and management services or on a stand-alone basis, software license fees are payable to the Company in one or more installments, as provided in the customer's contract. Software license revenues for periods subsequent to January 31, 1998, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probably by management. For periods prior to January 31, 1998, software license revenues were recognized in accordance with SOP 91-1, "Software Revenue Recognition." Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software and after any customer cancellation right had expired, provided that no significant vendor obligations remained outstanding, amounts were due within one year, and collection was considered probable by management. The application of SOP 97-2 did not have a material impact on the Company's consolidated financial statements for the year ended January 31, 1999. Software licenses continue for an indefinite period and there is no provision for any renewal fees. The Company also enters into value-pricing contracts in connection with its grant of software licenses, in which case payments are made and revenue is recognized in a fashion similar to that for such contracts in the consulting and management services context. Although substantially all of the Company's current software licenses provide for a set license fee, whether pursuant to a fixed-price or value-pricing contract, some of the Company's payment electronification licenses instead provide for per-transaction license fees (in which case fees are recognized and due on a monthly basis). The Company expects to increase its practice of charging license fees on a per-transaction basis in the future as part of its strategy to increase recurring revenues and smooth its period-to-period revenues. See "Business--Strategy--Increase Use of Value Pricing and Recurring Revenue Arrangements."

    SOFTWARE MAINTENANCE FEES. In connection with the Company's sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from the Company also purchase software maintenance services, which typically are renewed annually. The Company charges an annual maintenance fee, typically a percent of the initial software license fee, which generally is payable to the Company at the beginning of the maintenance period and is recognized ratably over the term of the related contract.

    SOFTWARE IMPLEMENTATION FEES. In connection with the Company's sale of a software license, a customer may elect to purchase software implementation services, including software enhancements, patches and other software support services. Most of the customers that purchase software licenses from the Company also purchase software implementation services. The Company prices its implementation services on a time-and-materials or on a fixed-price basis, and the related revenues are recognized as services are performed.

    HARDWARE AND OTHER SALES. The Company's computer hardware and supplies sales are made in tandem with the delivery of related services or software, and are sold on the basis of the Company's cost plus a specified percentage. Revenues are recognized upon shipment of the hardware to the customer. The Company sells hardware at the request of its customers, but does not consider hardware sales to be a meaningful part of its business.

    Effective with the year ended January 31, 1999 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information (Statement 131)." The Company has three reportable segments: revenue enhancement, payment systems and emerging solutions. See Note 10 of Notes to Consolidated Financial Statements.

    In accordance with generally accepted accounting principles, the Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. These capitalized software development costs also include amounts paid for software that is purchased and that has reached technological feasibility. Capitalized software development costs are amortized on the basis of each product's projected revenue or on a straight-line basis over the remaining economic life of the product (generally three years). At January 31, 1999, the Company's capitalized software development costs, net of accumulated amortization, were $3.3 million, which will be amortized over the next 12 quarterly periods. See Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following discussion of the Company's results of operations for the fiscal years ended January 31, 1999, 1998 and 1997 is based upon data derived from the statements of operations contained in the Company's audited Consolidated Financial Statements appearing elsewhere in this Report. The following table sets forth this data as a percentage of total revenues.

                                                                                               YEAR ENDED JANUARY 31,
                                                                                           -------------------------------
                                                                                             1999       1998       1997
                                                                                           ---------  ---------  ---------
Revenues:
  Consulting and management service fees.................................................       47.9%      49.8%      47.2%
  Software license fees..................................................................       29.7       26.2       22.8
  Software maintenance fees..............................................................        9.1       10.0       10.4
  Software implementation fees...........................................................       11.9        9.6       10.6
  Hardware and other fees................................................................        1.4        4.4        9.0
                                                                                           ---------  ---------  ---------
    Total revenues.......................................................................      100.0      100.0      100.0
                                                                                           ---------  ---------  ---------
Cost of revenues:
  Consulting and management service fees.................................................       29.4       29.0       28.8
  Software license fees..................................................................        2.2        3.3        4.3
  Software maintenance fees..............................................................        4.3        4.5        5.8
  Software implementation fees...........................................................        7.0        9.7        5.9
  Hardware and other fees................................................................        1.0        3.6        6.4
                                                                                           ---------  ---------  ---------
    Total cost of revenues...............................................................       43.9       50.1       51.2
                                                                                           ---------  ---------  ---------
Gross profit.............................................................................       56.1       49.9       48.8
                                                                                           ---------  ---------  ---------
Operating costs and expenses:
  Selling, general and administrative....................................................       33.5       29.9       30.5
  Research and development...............................................................        8.7        8.4        4.3
  Merger related costs...................................................................        0.9         --        4.7
                                                                                           ---------  ---------  ---------
    Total operating costs and expenses...................................................       43.1       38.3       39.5
                                                                                           ---------  ---------  ---------
Income from operations...................................................................       13.0       11.6        9.3
Other income (expense)...................................................................        1.7        0.2       (1.2)
                                                                                           ---------  ---------  ---------
Income before provision for income taxes.................................................       14.7       11.8        8.1
Provision for income taxes...............................................................        5.3        4.8        3.6
                                                                                           ---------  ---------  ---------
Net income...............................................................................        9.4%       7.0%       4.5%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

YEAR ENDED JANUARY 31, 1999 (FISCAL 1998) COMPARED TO YEAR ENDED JANUARY 31,
  1998 (FISCAL 1997)

    REVENUES. The Company's total revenues increased by 28.6% to $55.0 million in fiscal 1998 from $42.8 million in fiscal 1997. The increase was primarily attributable to growth in revenues from consulting and management services, software licenses and software implementation. Revenues from consulting and management services increased by 23.5% to $26.3 million in fiscal 1998 from $21.3 million in fiscal 1997. This increase reflected both continued demand for the Company's services, as well as increased use of value-pricing for services. Software license revenues increased 45.5% to $16.3 million in fiscal 1998 from $11.2 million in fiscal 1997. Software license revenue growth stemmed primarily from increased sales in fiscal 1998 over fiscal 1997 of the Company's risk management products of $4.4 million. Total risk management product license fees accounted for 41.5% and 20.8% of software license revenue in fiscal 1998 and fiscal 1997, respectively. Software maintenance revenue increased 17.7% to $5.0 million in fiscal 1998 from $4.3 million in fiscal 1997. Software maintenance growth resulted from growth in licenses sold as well as rate increases under existing contracts. Software implementation revenues increased by 60.1% to $6.6 million in fiscal 1998 from $4.1 million in fiscal 1997. This increase in software implementation revenues was primarily generated by increased software product sales, which resulted in increased implementation. Increased risk management and cash management products accounted for increased software implementation fees in fiscal 1998 of $1.2 million and increased software maintenance fees of $762,000, respectively. Hardware sales decreased 58.7% to $774,000 in fiscal 1998 from $1.9 million in fiscal 1997. This decrease was primarily due to reduced requests by customers for bundled hardware and license deliveries.

    COST OF REVENUES. Cost of revenues generally consists of personnel costs, amortization of capitalized software development costs, third-party royalties and cost of hardware delivered. Total cost of revenues increased by 12.8% to $24.2 million in fiscal 1998 from $21.4 million in fiscal 1997. This increase resulted primarily from an increase in the cost of revenues in consulting and management services and software maintenance. Cost of revenues for consulting and management services increased by 30.3% to $16.2 million in fiscal 1998 from $12.4 million in fiscal 1997, which was a result primarily of increases in personnel. Cost of revenues for software licenses decreased by 13.9% to $1.2 million in fiscal 1998 from $1.4 million in fiscal 1997. Decreases in cost of license fees resulted from a decrease in sales of products subject to royalty payments. Cost of revenues of software maintenance increased by 24.1% to $2.4 million in fiscal 1998 from $1.9 million in fiscal 1997, which was primarily due to increases in personnel costs associated with growth of the customer service function. Cost of revenues for software implementation decreased 7.1% to $3.9 million in fiscal 1998 from $4.2 million in fiscal 1997. Improvements in the implementation process and adjustments to staffing requirements facilitated slightly lower staffing levels to accomplish implementations sold. Cost of revenues for hardware sales decreased 64.0% to $560,000 in fiscal 1998 from $1.6 million in fiscal 1997 due to reduced hardware sales levels. Total cost of revenues as a percentage of total revenues decreased to 43.9% in fiscal 1998 from 50.1% in fiscal 1997, as a result of increases in sales of value-priced consulting and software licenses which have lower associated costs.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling, general and administrative expenses increased by 44.4% to $18.4 million in fiscal 1998 from $12.8 million in fiscal 1997. The increase in these expenses reflected the addition of software management and marketing staff during fiscal 1998 associated with the Company's growth, as well as additional costs associated with operation as a public company. As a percentage of revenues, selling, general and administrative expenses increased to 33.5% in fiscal 1998 from 29.9% in fiscal 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses generally consist of personnel and related costs of developing solutions. Research and development expenses increased by 31.9% to $4.8 million in fiscal 1998 from $3.6 million in fiscal 1997. Research and development expenses as a percentage of revenues increased to 8.7% in fiscal 1998 from 8.4% in fiscal 1997. Growth in research and development expenses resulted largely from an increase in the number of development efforts during fiscal 1998.

    MERGER RELATED COSTS. Merger related costs consisted of one-time transaction costs of $485,000 related to the acquisition of Genisys by the Company.

    OTHER INCOME. Other income increased to $925,000 in fiscal 1998 from $79,000 in fiscal 1997. Other income increased as a result of interest earned on funds raised from the Company's initial public offering on May 20, 1998.

    PROVISION FOR INCOME TAXES. Income tax provision increased to $2.9 million in fiscal 1998 from $2.0 million in fiscal 1997, reflecting an effective tax rate of 36.0% for fiscal 1998 compared with 40.0% for fiscal 1997. The effective tax rate in fiscal 1998 was reduced compared to fiscal 1997 primarily due to the tax-exempt status of certain interest income earned during fiscal 1998.

YEAR ENDED JANUARY 31, 1998 (FISCAL 1997) COMPARED TO YEAR ENDED JANUARY 31,
  1997 (FISCAL 1996)

    REVENUES. The Company's total revenues increased by 40.1% to $42.8 million in fiscal 1997 from $30.5 million in fiscal 1996. The increase was primarily attributable to growth in revenues from consulting and management services and software licenses. Revenues from consulting and management services increased by 47.9% to $21.3 million in fiscal 1997 from $14.4 million in fiscal 1996. This increase reflected both continued demand for the Company's services, as well as increased demand for the Company's higher-priced services. Software license revenues increased 61.3% to $11.2 million in fiscal 1997 from $7.0 million in fiscal 1996. Software license revenue growth stemmed primarily from increased sales in fiscal 1997 over fiscal 1996 of the Company's RESERVELINK product, certain risk management products and certain consolidation and best practices products of $1.5 million, $650,000 and $1.0 million, respectively. Total RESERVELINK license fees accounted for 29.7% and 25.8% of software license revenue in fiscal 1997 and fiscal 1996, respectively. Software maintenance revenues increased by 34.2% to $4.3 million in fiscal 1997 from $3.2 million in fiscal 1996. Software implementation revenue increased 26.0% to $4.1 million in fiscal 1997 from $3.2 million in fiscal 1996. This increase in software maintenance and implementation revenues was primarily generated by increased software product sales, which resulted in increased implementation services and the increased provision of maintenance services to new customers. Increased RESERVELINK product sales alone accounted for increased software implementation fees of $860,000 and increased software maintenance fees of $340,000 in fiscal 1997. Hardware sales decreased 31.5% to $1.9 million in fiscal 1997 from $2.7 million in fiscal 1996. This decrease was primarily due to reduced requests by customers for bundled hardware and license deliveries.

    COST OF REVENUES. Cost of revenues generally consists of personnel costs, amortization of capitalized software development costs, third-party royalties and cost of hardware delivered. Total cost of revenues increased by 37.0% to $21.4 million in fiscal 1997 from $15.6 million in fiscal 1996. This increase resulted primarily from an increase in the cost of revenues in consulting and management services and software implementation services. Cost of revenues for consulting and management services increased by 40.9% to $12.4 million in fiscal 1997 from $8.8 million in fiscal 1996, which was a result primarily of increases in personnel and, to a lesser extent, services related to INFITEQ. Cost of revenues of software licenses increased by 8.0% to $1.4 million in fiscal 1997 from $1.3 million in fiscal 1996. Cost of revenues of software maintenance increased by 8.0% to $1.9 million in fiscal 1997 from $1.8 million in fiscal 1996. Cost of revenues of implementation increased 129.9% to $4.2 million in fiscal 1997 from $1.8 million in fiscal 1996. Growth in software implementation costs resulted from increased personnel costs associated with the Company's growth. Cost of revenues for hardware sales decreased 20.6% to $1.6 million in fiscal 1997 from $2.0 million in fiscal 1996 due to reduced hardware sales levels, but increased as a percentage of hardware sales to 82.9% in fiscal 1997 from 71.6% in fiscal 1996 due to pricing pressures. Total cost of revenues as a percentage of total revenues decreased to 50.1% in fiscal 1997 from 51.2% in fiscal 1996. While cost of revenues decreased as a percentage of total revenues, certain elements of cost increased. These costs increased due, in part, to delays in the development of certain software applications. In addition, the Company incurred increased costs as a result of higher levels of professional and technical staff necessary to support anticipated future growth.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling, general and administrative expenses increased by 37.4% to $12.8 million in fiscal 1997 from $9.3 million in fiscal 1996. The increase in these expenses reflected the addition of management and marketing staff during fiscal 1997 and late fiscal 1996 associated with the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased to 29.9% in fiscal 1997 from 30.4% in fiscal 1996.

    RESEARCH AND DEVELOPMENT. Research and development expenses generally consist of personnel and related costs of developing solutions. Research and development expenses increased by 173.9% to

$3.6 million in fiscal 1997 from $1.3 million in fiscal 1996. Research and development expenses as a percentage of revenues increased to 8.4% in fiscal 1997 from 4.3% in fiscal 1996. Growth in research and development expenses resulted largely from an increase in the number of development efforts during fiscal 1997. Furthermore, in addition to planned research and development efforts during fiscal 1997, the Company incurred approximately $580,000 to redevelop certain components of one of its software applications. As a consequence of this undertaking, as well as other software development projects, research and development expenses in the third and fourth quarters of fiscal 1997 were higher than historical levels.

    MERGER RELATED COSTS. Merger related costs consisted of one-time compensation expense of $589,000 attributable to the accelerated vesting during fiscal 1996 of an option granted to an executive of ASI during fiscal 1995, as well as one-time transaction costs of $834,000 related to the acquisition of ASI by the Company.

    OTHER INCOME (EXPENSE), NET. Other income (expense) increased to $79,000 in fiscal 1997 from ($375,000) in fiscal 1996. Other income (expense) consists of interest income (net) and non-recurring (expense) relating to PSN. During fiscal 1996, the Company recorded a reserve of $500,000 to reflect the potential un-collectibility of a loan made to PSN.

    PROVISION FOR INCOME TAXES. Income tax provision increased to $2.0 million in fiscal 1997 from $1.1 million in fiscal 1996, reflecting an effective tax rate of 40.3% for fiscal 1997 compared with 45.0% for fiscal 1996. Fiscal 1996 included a pro forma tax on earnings of ASI, as ASI was not subject to tax as an S corporation (see Note 4 of Notes to Consolidated Financial Statements). The effective tax rate in fiscal 1996 was larger compared to fiscal 1997 primarily due to the merger with ASI. The Company incurred $450,000 of nondeductible merger costs which increased the fiscal 1996 effective tax rate. Without the impact of merger related costs, the fiscal 1996 effective tax rate would have been 38.1%.

SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth certain unaudited quarterly data for each of the Company's last eight quarters ended January 31, 1999. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as any indication of future performance. See "--Business--Risk Factors--Fluctuations in Quarterly Operating Results."

                                                                               THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------
                                                    JAN 31,      OCT 31,      JUL 31,      APR 31,      JAN 31,      OCT 31,
                                                     1999         1998         1998         1998         1998         1997
                                                  -----------  -----------  -----------  -----------  -----------  -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Consulting and management service fees........   $   7,452    $   7,273    $   6,589    $   5,014    $   4,674    $   5,724
  Software license fees.........................       4,991        3,818        4,061        3,457        5,100        3,262
  Software maintenance fees.....................       1,377        1,226        1,285        1,143        1,197        1,080
  Software implementation fees..................       1,360        2,072        2,136          989          792        1,025
  Hardware and other fees.......................          56          160          227          331           79          424
                                                  -----------  -----------  -----------  -----------  -----------  -----------
    Total revenues..............................      15,236       14,549       14,298       10,934       11,842       11,515

Costs of revenues:
  Consulting and management service fees........       4,390        4,211        3,905        3,644        3,203        3,298
  Software license fees.........................         410          303          247          256          363          564
  Software maintenance fees.....................         701          619          568          499          486          542
  Software implementation fees..................         890        1,130        1,205          637        1,080        1,255
  Hardware and other fees.......................          32          110          186          232           65          326
                                                  -----------  -----------  -----------  -----------  -----------  -----------
    Total cost of revenues......................       6,423        6,373        6,111        5,268        5,197        5,985
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Gross profit....................................       8,813        8,176        8,187        5,666        6,645        5,530
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Operating costs and expenses:
  Selling, general and administrative...........       5,182        4,984        4,424        3,854        3,988        3,086
  Research and development......................       1,363          962        1,243        1,195        1,391        1,076
  Merger related costs..........................         485           --           --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------  -----------
    Total operating cost and expenses...........       7,030        5,946        5,667        5,049        5,379        4,162
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Income from operations..........................       1,783        2,230        2,520          617        1,266        1,368
Other income (expense)..........................         336          366          205           18           29          (25)
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Income before provision for income taxes........       2,119        2,596        2,725          635        1,295        1,343
Provision for income taxes......................         714          926        1,011          252          532          540
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Net income......................................   $   1,405    $   1,670    $   1,714    $     383    $     763    $     803
                                                  -----------  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------  -----------

Basic earnings per share........................   $    0.08    $    0.09    $    0.10    $    0.03    $    0.06    $    0.06
Diluted earnings per share......................   $    0.07    $    0.09    $    0.10    $    0.03    $    0.05    $    0.05


                                                    JUL 31,      APR 31,
                                                     1997         1997
                                                  -----------  -----------

Revenues:
  Consulting and management service fees........   $   6,777    $   4,139
  Software license fees.........................       1,324        1,537
  Software maintenance fees.....................       1,042          955
  Software implementation fees..................       1,231        1,046
  Hardware and other fees.......................         959          414
                                                  -----------  -----------
    Total revenues..............................      11,333        8,091
Costs of revenues:
  Consulting and management service fees........       3,116        2,777
  Software license fees.........................         258          227
  Software maintenance fees.....................         502          393
  Software implementation fees..................       1,023          798
  Hardware and other fees.......................         854          311
                                                  -----------  -----------
    Total cost of revenues......................       5,753        4,506
                                                  -----------  -----------
Gross profit....................................       5,580        3,585
                                                  -----------  -----------
Operating costs and expenses:
  Selling, general and administrative...........       3,000        2,703
  Research and development......................         534          609
  Merger related costs..........................          --           --
                                                  -----------  -----------
    Total operating cost and expenses...........       3,534        3,312
                                                  -----------  -----------
Income from operations..........................       2,046          273
Other income (expense)..........................          20           55
                                                  -----------  -----------
Income before provision for income taxes........       2,066          328
Provision for income taxes......................         828          127
                                                  -----------  -----------
Net income......................................   $   1,238    $     201
                                                  -----------  -----------
                                                  -----------  -----------
Basic earnings per share........................   $    0.10    $    0.02
Diluted earnings per share......................   $    0.09    $    0.01

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1998, the Company increased operating cash by $2.5 million over amounts generated during fiscal 1997 through net income, amortization of capitalized software and depreciation and amortization of property and equipment. Due to negotiated payment terms associated with some sales, accounts receivable increased, using $15.1 million of cash resulting in a deficit of $6.1 in cash provided by operations. During fiscal 1997, the Company funded its activities through cash provided by operations of $1.8 million. At January 31, 1999 and 1998, the Company had working capital of $52.1 million and $7.5 million, respectively.

    Cash used in investing activities during fiscal 1998 was $16.6 million, and was primarily related to purchases of short term investments of $12.8 million, purchases of property and equipment of $2.3 million, and development of capitalized software of $1.5 million. Cash used in investing activities during fiscal 1997 was $3.5 million, and was primarily related to purchases of property and equipment, and purchases and development of software.

    Cash generated through financing activities for fiscal 1998 of $40.9 million resulted primarily from proceeds derived from the Company's initial public offering completed on May 20, 1998 for $35.8 million after deducting costs of the offering, and $5.0 million (including $1.4 million of related tax benefits) resulting from the exercise of stock options. Cash generated through financing activities for fiscal 1997 resulted primarily from the exercise of stock options for $159,000 and the sale of treasury stock for $72,000.

    The Company no longer maintains a revolving credit facility in light of its substantial liquid working capital.

    The Company's future liquidity and capital requirements will depend upon numerous factors. The Company believes its current cash and cash equivalents and short term investment balances and cash generated from operations will be sufficient to meet the Company's operating and capital requirement through at least January 2000. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risk and uncertainties, and actual results could vary. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000

STATE OF READINESS

    The Company has performed a company-wide evaluation to assess the ability of its products and its information technology ("IT") and non-IT systems to properly function and execute transactions in the Year 2000. The Company's Year 2000 Project is divided into three major sections: (a) Infrastructure, which includes internal management information systems, computers, servers, networks to support the business and any non-IT systems used in the operation of the business; (b) Third Party Suppliers, which includes those suppliers that provide the Company with software applications that are used in concert with the Company's products and service suppliers, such as Internet service providers and computer testing resources; and (c) Company Products and Services, which includes those products and services that generate revenue for the Company. The Project has been divided into six phases: (1) Awareness and Communication; (2) Inventory; (3) Assessment; (4) Renovation; (5) Testing; and (6) Rollout. As discussed below, the Company has substantially completed the first two phases of the Year 2000 Project for its Infrastructure, Third Party Suppliers and Customer Products and Services. All phases of the Project are expected to be completed by the third quarter of 1999.

INFRASTRUCTURE

    The Company has completed the inventory and assessment phases of its IT and non-IT systems and is substantially complete with the renovation and testing phases for these systems. The Renovation, Testing and Rollout phases of the Project are expected to be completed by September 1999. The Company has distributed a letter to each of its vendors that supply systems or software for its IT and non-IT systems to determine the vendors' Year 2000 status. A majority of the recipients have responded to the letter, and most of the respondents have given assurances that their products and services are able to function in the context of the Year 2000 Problem. The Company is assessing these responses and will continue to communicate with vendors that are material to the Company's operations to gain satisfactory assurances. If such assurances are not obtained, the Company will seek alternatives, including contracting with other vendors.

THIRD PARTY SUPPLIERS

    The Company has taken an inventory of the applications from third party suppliers that are used in conjunction with the Company's products. The Company has contacted significant third-party suppliers in an effort to assess the state of their Year 2000 readiness. The Company has received information, or tested all of the applications from third-party suppliers used in the its products. Only one supplier has not been willing to certify the Year 2000 compliance of its application, although internal tests have disclosed no Year 2000 problems with this application. Because its bank customers require certifications regarding Year 2000 compliance, the Company is communicating with this supplier to determine a solution to this certification issue and at the same time is formulating a contingency plan in the event the Company is unable to resolve this issue.

COMPANY PRODUCTS AND SERVICES

    All of the Company's software products have been tested and confirmed as compliant. The Company has a Web site to identify each product and its compliant release number and status. The Company also has transmitted letters to its customers notifying them of their current Year 2000 readiness status and outlining the steps, if any, needed for the customer to receive Year 2000 compliant software. As a result of the stringent requirements placed on the Company's bank customers by the Office of Comptroller and Currency (the "OCC") and the Federal Financial Industry Examiners Council (the "FFIEC"), these customers are requiring documented evidence of Year 2000 Compliance of the Company's products. The Company currently is establishing a process to archive the results of its compliance tests and to document this test information in a format suitable for external distribution.

COSTS

    Through and including fiscal 1998 the Company has spent approximately $610,000 relating to labor costs for its Year 2000 Project. The Company has incurred no material replacement costs for non-compliant systems because it did not accelerate its replacement of any systems as a result of the Year 2000 issue. The Company currently estimates that its costs through fiscal year 1999 relating to the Year 2000 Project will be less than $850,000, the majority of which will be spent on the documentation process required by the Company's bank customers. Other costs, including replacement of non-compliant hardware and other equipment, are expected to be less than $200,000. Funds for the Year 2000 Project are expected to be paid for out of operations.

RISKS

    If the Company does not successfully complete its Year 2000 Project, it could have a material adverse effect on the Company's ability to market, sell and implement its software products and consulting services, which could have a material adverse effect on its financial condition and results of operations. The Company's customer base is primarily in the banking industry. Because members of this industry are heavily regulated and audited for their Year 2000 compliance efforts, the Company does not consider the possibility of Year 2000 noncompliance by banks to be reasonably likely. The OCC has published guidance criteria that all banks be complete with Year 2000 renovation and unit testing by December 1998, thus allowing the entire year of 1999 for system testing. However, the operations and financial condition of banks is significantly dependent on the results of operations and financial condition of the their customers. If customers of banks experience a material adverse effect as a result of Year 2000 issues, banks, and consequently the Company, could be adversely affected. There can be no assurance that third parties will be Year 2000 compliant in a timely manner. The Company is anticipating that many of its bank customers will not move any new systems into production during the last half of 1999. During this period, only current system bug fixes and Year 2000 compliant releases will be sent into the bank's production environment. Banks will continue to contract for new business solutions, especially those that result in new bank revenues. During this period, banks also will continue to initiate efforts that precede the implementation of a new business software solution. The Company is currently assessing the impact this will have on the Company's operations.

CONTINGENCY PLAN

    A contingency planning process is underway and is anticipated to be complete by September 30, 1999 in preparation for Year 2000 related events.

RECENTLY ISSUED ACCOUNTING STANDARDS

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), which amends certain provisions of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 98-9 will be effective for all transactions entered into by the Company subsequent to January 31, 2000. The Company is currently reviewing the impact of applying SOP 98-9.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATES. The Company invests its cash in a variety of financial instruments, primarily tax-advantaged variable rate and fixed rate obligations of state and local municipalities, and educational entities and agencies. These investments are denominated in U.S. dollars.

    The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of one year, the Company intends to liquidate such securities if necessary within one year. The weighted-average interest rate on investment securities at January 31, 1999 was 5.0%. Amortized cost of short term investments held at January 31, 1999 was $12.8 million which approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              CARREKER-ANTINORI, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors......................................         35

Consolidated Balance Sheets as of January 31, 1999 and 1998............................         36

Consolidated Statements of Operations for the years ended January 31, 1999, 1998 and
  1997.................................................................................         37

Consolidated Statements of Stockholders' Equity for the years ended January 31, 1999,
  1998 and 1997........................................................................         38

Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and
  1997.................................................................................         39

Notes to Consolidated Financial Statements.............................................         40

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Carreker-Antinori, Inc.

    We have audited the accompanying consolidated balance sheets of Carreker-Antinori, Inc. (the Company), as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carreker-Antinori, Inc., at January 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Dallas, Texas
April 12, 1999

                            CARREKER-ANTINORI, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                  JANUARY 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
                                                      ASSETS
Current assets
  Cash and cash equivalents.................................................................  $  20,701  $   2,485
  Short term investments....................................................................     12,849         50
  Accounts receivable, net of allowance of $569 and $468 at January 31, 1999 and 1998,
    respectively............................................................................     26,618     11,907
  Receivable from Electronic Check Clearing House Organization..............................        343        566
  Receivable from Payment Solutions Network, Inc., net of allowance of $565 and $100 at
    January 31, 1999 and 1998, respectively.................................................        545        797
  Receivable from Infiteq, LLC. net of allowance of $138 at January 31, 1999................         98         --
  Income taxes receivable...................................................................         --        199
  Prepaid expenses and other assets.........................................................        681        680
  Deferred income taxes.....................................................................        736        546
                                                                                              ---------  ---------
      Total current assets..................................................................     62,571     17,230
Furniture, equipment, and leasehold improvements, net of accumulated depreciation of $2,894
  and $1,617 at January 31, 1999 and 1998, respectively.....................................      2,673      1,664
Software costs capitalized, net of accumulated amortization of $3,753 and $3,300 at January
  31, 1999 and 1998, respectively...........................................................      3,279      2,263
Deferred income taxes.......................................................................        178         --
Other assets................................................................................         35        329
                                                                                              ---------  ---------
      Total assets..........................................................................  $  68,736  $  21,486
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................  $   2,045  $   2,043
  Accrued compensation and benefits.........................................................        700      1,879
  Other accrued expenses....................................................................        961        899
  Income taxes payable......................................................................      1,400         --
  Deferred revenue..........................................................................      5,348      4,880
                                                                                              ---------  ---------
      Total current liabilities.............................................................     10,454      9,701
Deferred income taxes.......................................................................      1,151        982
Commitments (Note 8)........................................................................
Common stock subject to put.................................................................         --      2,000
Stockholders' equity:
  Preferred Stock, $.01 par value:
    2,000 shares authorized; no shares issued and outstanding                                        --         --
  Common Stock, $.01 par value:
    100,000 shares authorized; 18,354 and 13,247 shares issued at January 31, 1999 and 1998,
      respectively..........................................................................        184        132
  Additional paid-in capital................................................................     44,563      2,155
  Retained earnings.........................................................................     12,952      7,780
  Less treasury stock, at cost:
    367 common shares as of January 31, 1998                                                         --       (510)
  Deferred compensation.....................................................................       (568)      (754)
                                                                                              ---------  ---------
      Total stockholders' equity............................................................     57,131      8,803
                                                                                              ---------  ---------
      Total liabilities and stockholders' equity............................................  $  68,736  $  21,486
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                            CARREKER-ANTINORI, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEAR ENDED JANUARY 31,
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Revenues:
  Consulting and management service fees.........................................  $  26,328  $  21,314  $  14,407
  Software license fees..........................................................     16,327     11,223      6,957
  Software maintenance...........................................................      5,031      4,274      3,185
  Software implementation fees...................................................      6,557      4,094      3,249
  Hardware sales and other fees..................................................        774      1,876      2,737
                                                                                   ---------  ---------  ---------
    Total revenues...............................................................     55,017     42,781     30,535
                                                                                   ---------  ---------  ---------
Costs of revenues:
  Consulting and management service fees.........................................     16,150     12,394      8,794
  Software license fees..........................................................      1,216      1,412      1,307
  Software maintenance...........................................................      2,387      1,923      1,780
  Software implementation fees...................................................      3,862      4,156      1,808
  Hardware sales and other fees..................................................        560      1,556      1,960
                                                                                   ---------  ---------  ---------
    Total cost of revenues.......................................................     24,175     21,441     15,649
                                                                                   ---------  ---------  ---------
Gross profit.....................................................................     30,842     21,340     14,886
                                                                                   ---------  ---------  ---------
Operating costs and expenses:
  Selling, general, and administrative...........................................     18,444     12,777      9,296
  Research and development.......................................................      4,763      3,610      1,318
  Merger related costs...........................................................        485         --      1,423
                                                                                   ---------  ---------  ---------
    Total operating costs and expenses...........................................     23,692     16,387     12,037
                                                                                   ---------  ---------  ---------
Income from operations...........................................................      7,150      4,953      2,849
Other income (expense):
  Interest income, net...........................................................        925         79        125
  Other income (expense).........................................................         --         --       (500)
                                                                                   ---------  ---------  ---------
    Total other income (expense).................................................        925         79       (375)
                                                                                   ---------  ---------  ---------
Income before provision for income taxes.........................................      8,075      5,032      2,474
Provision for income taxes (Note 4)..............................................      2,903      2,027      1,114
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   5,172  $   3,005  $   1,360
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic earnings per share.........................................................  $     .32  $     .24  $     .11
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Diluted earnings per share.......................................................  $     .30  $     .21  $     .10
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in computing basic earnings per share................................     16,224     12,717     12,154
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in computing diluted earnings per share..............................     17,504     14,484     13,118
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                            See accompanying notes.

                            CARREKER-ANTINORI, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                                     TREASURY
                                                      COMMON STOCK       ADDITIONAL                                    STOCK
                                                 ----------------------    PAID-IN     RETAINED       DEFERRED      -----------
                                                  SHARES      AMOUNT       CAPITAL     EARNINGS     COMPENSATION      SHARES
                                                 ---------  -----------  -----------  -----------  ---------------  -----------
Balance at January 31, 1996....................     12,762   $     128    $   1,802    $   4,266      $    (589)             6
Compensation earned under employee stock option
  plan.........................................         --          --           --           --            589             --
Purchase of treasury stock.....................         --          --           --           --             --          1,431
Sale of treasury stock.........................         --          --        1,378           --             --         (1,050)
Sale of stock..................................        224           2           86           --             --             --
Common shares subject to put (Note 5)..........         --          --       (2,000)          --             --             --
Issuance of shares of common stock upon
  exercise of stock options....................         24          --           15           --             --             --
Distributions to Antinori Software
  shareholders.................................         --          --           --       (1,030)            --             --
Merger with Antinori Software..................         --          --          (76)          76             --             --
Net income.....................................         --          --           --        1,360             --             --
Pro forma tax adjustment (Note 4)..............         --          --           --          103             --             --
                                                 ---------       -----   -----------  -----------         -----     -----------
Balance at January 31, 1997....................     13,010         130        1,205        4,775             --            387

Restricted stock grant.........................         85           1          753           --           (754)            --
Sale of treasury stock.........................         --          --           39           --             --            (23)
Purchase of treasury stock.....................         --          --           --           --             --              3
Adjustment of shares issued to Antinori
  Software shareholders........................       (198)         (2)           2           --             --             --
Issuance of shares of common stock upon
  exercise of stock options....................        350           3          156           --             --             --
Net income.....................................         --          --           --        3,005             --             --
                                                 ---------       -----   -----------  -----------         -----     -----------
Balance at January 31, 1998....................     13,247         132        2,155        7,780           (754)           367

Adjustment of shares issued to Antinori
  Software shareholders........................       (141)         (1)           1           --             --             --
Common shares subject to put (Note 5)..........         --          --        2,000           --             --             --
Director option grant..........................         --          --          100           --           (100)            --
Sale of stock..................................      3,650          37       35,800           --             --             --
Compensation earned under employee/ director
  stock option plans...........................         --          --           --           --            286             --
Purchase of treasury stock.....................         --          --           --           --             --             11
Tax benefit from stock option exercise.........         --          --        1,407           --             --             --
Issuance of shares of common stock upon
  exercise of stock options....................      1,598          16        3,100           --             --           (378)
Net income.....................................         --          --           --        5,172             --             --
                                                 ---------       -----   -----------  -----------         -----     -----------
Balance at January 31, 1999....................     18,354   $     184    $  44,563    $  12,952      $    (568)            --
                                                 ---------       -----   -----------  -----------         -----     -----------
                                                 ---------       -----   -----------  -----------         -----     -----------


                                                                TOTAL
                                                            STOCKHOLDERS'
                                                  AMOUNT       EQUITY
                                                 ---------  -------------
Balance at January 31, 1996....................  $      (7)   $   5,600
Compensation earned under employee stock option
  plan.........................................         --          589
Purchase of treasury stock.....................     (2,004)      (2,004)
Sale of treasury stock.........................      1,472        2,850
Sale of stock..................................         --           88
Common shares subject to put (Note 5)..........         --       (2,000)
Issuance of shares of common stock upon
  exercise of stock options....................         --           15
Distributions to Antinori Software
  shareholders.................................         --       (1,030)
Merger with Antinori Software..................         --           --
Net income.....................................         --        1,360
Pro forma tax adjustment (Note 4)..............         --          103
                                                 ---------  -------------
Balance at January 31, 1997....................       (539)       5,571
Restricted stock grant.........................         --           --
Sale of treasury stock.........................         33           72
Purchase of treasury stock.....................         (4)          (4)
Adjustment of shares issued to Antinori
  Software shareholders........................         --           --
Issuance of shares of common stock upon
  exercise of stock options....................         --          159
Net income.....................................         --        3,005
                                                 ---------  -------------
Balance at January 31, 1998....................       (510)       8,803
Adjustment of shares issued to Antinori
  Software shareholders........................         --           --
Common shares subject to put (Note 5)..........         --        2,000
Director option grant..........................         --           --
Sale of stock..................................         --       35,837
Compensation earned under employee/ director
  stock option plans...........................         --          286
Purchase of treasury stock.....................        (15)         (15)
Tax benefit from stock option exercise.........         --        1,407
Issuance of shares of common stock upon
  exercise of stock options....................        525        3,641
Net income.....................................         --        5,172
                                                 ---------  -------------
Balance at January 31, 1999....................  $      --    $  57,131
                                                 ---------  -------------
                                                 ---------  -------------

                            See accompanying notes.

                            CARREKER-ANTINORI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                YEAR ENDED JANUARY 31,
                                                                            -------------------------------
                                                                              1999       1998       1997
                                                                            ---------  ---------  ---------
Operating Activities:
  Net income..............................................................  $   5,172  $   3,005  $   1,360
  Pro forma tax adjustment (Note 4).......................................         --         --        103
                                                                            ---------  ---------  ---------
                                                                                5,172      3,005      1,463
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of capitalized software....................................        453        745        606
  Depreciation and amortization of property and equipment.................      1,277        639        350
  Loss on Payment Solutions Network, Inc. investment......................         --         --        500
  Compensation earned under employee stock option plan....................        286         --        589
  Deferred income taxes...................................................       (199)       651       (635)
  Provision for doubtful accounts.........................................        708        832        514
  Changes in operating assets and liabilities
    Accounts receivable...................................................    (15,073)    (4,108)    (4,461)
    Prepaid expenses, deposits, and other assets..........................        324         32       (539)
    Accounts payable and accrued expenses.................................     (1,115)       825      1,909
    Income taxes payable/receivable.......................................      1,599        (54)      (424)
    Deferred revenue......................................................        468       (752)     2,720
                                                                            ---------  ---------  ---------
Net cash (used in) provided by operating activities.......................     (6,100)     1,815      2,592
Investing activities:
  Investment in Payment Solution Network, Inc.............................         --         --       (500)
  Purchases of short term investments.....................................    (12,799)       (50)        --
  Purchases of property and equipment.....................................     (2,286)    (1,383)      (687)
  Computer software costs capitalized.....................................     (1,469)    (2,019)      (710)
                                                                            ---------  ---------  ---------
Net cash used in investing activities.....................................    (16,554)    (3,452)    (1,897)
Financing Activities
  Purchase of treasure stock..............................................        (15)        (4)    (2,004)
  Sales of treasury stock.................................................         --         72      2,850
  Proceeds from stock options exercised...................................      3,641        159         15
  Tax benefit from stock option exercise..................................      1,407         --         --
  Distribution to stockholders............................................         --         --     (1,030)
  Proceeds from sale of stock.............................................     35,837         --         88
                                                                            ---------  ---------  ---------
Net cash provided by (used in) financing activities.......................     40,870        227        (81)
                                                                            ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents......................     18,216     (1,410)       614
Cash and cash equivalents at beginning of year............................      2,485      3,895      3,281
                                                                            ---------  ---------  ---------
Cash and cash equivalents at end of year..................................  $  20,701  $   2,485  $   3,895
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------
Supplemental disclosures of cash flow information:
  Cash paid for interest..................................................  $      45  $      26  $       4
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------
  Cash paid for income taxes..............................................  $     126  $   1,611  $   1,885
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                             See accompanying notes

                            CARREKER-ANTINORI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Carreker-Antinori, Inc. ("the Company") is a leading provider of revenue enhancement, payment systems, and emerging solutions to the banking industry. The Company's solutions include comprehensive service offerings coupled with a broad array of state-of-the-art, proprietary software products which have been designed to address the unique requirements of the banking industry. These solutions improve the competitiveness of a bank's financial performance and operations, including yield management, liquidity management, consolidations, best practices, risk management, float management, payment electronification, track and trace, and enterprise information technology. As described in Note 7, the Company also provides consulting and administrative services to certain organizations.

    On January 29, 1999 Genisys Operation, Inc. ("Genisys"), a Texas Corporation, was merged with the Company in a transaction accounted for as a pooling of interests (Note 3). The accompanying consolidated financial statements of the Company include the accounts of Genisys.

    Revenues of $5,934,000 to a major customer accounted for 11% of total revenues in the year ended January 31, 1999. Revenues of $11,956,000 to two major customers accounted for 28% of total revenues in the year ended January 31, 1998. Revenues of $4,669,000 to a major customer accounted for 15% of total revenues in the year ended January 31, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts and shares in a demand money market account comprised of domestic and foreign commercial paper, certificates of deposit and U.S. government obligations.

    SHORT TERM INVESTMENTS

    The Company considers investments with maturities of greater than three months when purchased to be short term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short term investments consist primarily of tax exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of January 31, 1999, approximately $4,124,000 of short-term investments mature in less than one year, and $8,725,000 mature from one to two years.

    ACCOUNTS RECEIVABLE

    A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires

                            CARREKER-ANTINORI, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED) no collateral. The Company maintains an allowance for losses based upon the expected collectibility of all accounts receivable. Write-offs of receivables during the three years ended January 31, 1999, 1998 and 1997 were $64,000, $368,000 and $546,000, respectively.

    Accounts receivable include unbilled amounts that represent receivables for work performed for which billings upon mutual agreement have not been presented to the customers. Such receivables are generally billed and collected within one year of completion of the service. Accounts receivable include $10,134,000, and $4,202,000 of unbilled receivables at January 31, 1999 and 1998, respectively.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the respective useful lives of the assets. The components of property and equipment are as follows (in thousands):

                                                                JANUARY 31,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
Furniture.................................................  $   2,321  $   1,596
Equipment.................................................      2,921      1,546
Leasehold Improvements....................................        325        139
Less: Accumulated Depreciation............................     (2,894)    (1,617)
                                                            ---------  ---------
                                                            $   2,673  $   1,664
                                                            ---------  ---------
                                                            ---------  ---------

    SOFTWARE COSTS CAPITALIZED

    The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (i) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three years). The Company recorded amortization relating to software development costs capitalized of $453,000, $745,000, and $606,000 in the years ended January 31, 1999, 1998 and 1997, respectively.

    REVENUE RECOGNITION

    Revenue for consulting services performed under fixed-price contracts which are generally in duration in excess of six months is recognized on a percentage-of-completion method. Revenue from these contracts

                            CARREKER-ANTINORI, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED) is recognized in the proportion that costs incurred bear to total estimated costs at completion. Anticipated losses on fixed-price contracts are recognized when estimable.

    Revenue generated from consulting services and under management services contracts is recognized as services are performed. Revenue generated from value-priced consulting services is recognized at the completion of all services and the actual fee to be paid has been agreed to by the customer even though billings for such services may be delayed by mutual agreement for periods generally not to exceed twelve months.

    Software license revenues for periods subsequent to January 31, 1998, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management. For periods prior to January 31, 1998, software license revenues were recognized in accordance with SOP 91-1, "Software Revenue Recognition." Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software and after any customer cancellation right had expired, provided that no significant vendor obligations remained outstanding, amounts were due within one year, and collection was considered probable by management. The application of SOP 97-2 did not have a material impact on the Company's consolidated financial statements for the year ended January 31, 1999.

    Maintenance contract revenue is recognized ratably over the term of the related contract. Revenue from computer hardware sales is recognized upon shipment.

    In connection with software license agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of the software. Approximately $746,000, $816,000 and $724,000 of royalty expense was recorded under these agreements in the years ended January 31, 1999, 1998 and 1997, respectively.

    DEFERRED REVENUE

    Deferred revenue represents amounts billed to customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

    RESEARCH AND PRODUCT DEVELOPMENT COSTS

    Research and product development costs, which are not subject to Statement of Financial Accounting Standards (SFAS) 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," are expensed as incurred and relate mainly to the development of new products and the ongoing maintenance of existing products. Research and development expenses incurred by the Company are reported net of funding obtained under research and development arrangements.

    EARNINGS PER SHARE

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average

                            CARREKER-ANTINORI, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED) number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options (using the treasury stock method).

    INCOME TAXES

    The Company accounts for income taxes under the liability method whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

    STOCK-BASED COMPENSATION

    Compensation expense on stock options issued to employees is measured in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25).

    COMPREHENSIVE INCOME

    In 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, and was effective for the Company beginning February 1, 1998. For all periods presented, the Company had no components of comprehensive income other than net income.

    USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

    SEGMENT REPORTING

    Effective February 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement
131). Statement 131 superseded FASB Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (Note 10).

3. BUSINESS COMBINATIONS

    On January 31, 1997, the Company acquired all the outstanding common shares of Antinori Software, Inc, ("ASI") from the shareholders of ASI in exchange for 3,962,528 shares of the Company's Common Stock. Effective with the merger, the combined entity changed its legal name to Carreker-Antinori, Inc. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the financial position and results of operations of

                            CARREKER-ANTINORI, INC.

3. BUSINESS COMBINATIONS (CONTINUED)
ASI for all periods presented. On January 29, 1998, the Company and shareholders of ASI entered into a settlement agreement under which the ASI shareholders agreed to return 338,800 shares of Common Stock to the Company. Certain ASI software products were determined to require significantly more development effort than anticipated at the time of the merger. The Company and the ASI shareholders agreed to a settlement based upon the additional development costs incurred by the Company to ready certain of the software products for sale to customers. The settlement in shares was determined based upon the fair value of the Company's Common Stock on the consummation date of the merger. At January 31, 1999, all settlement shares of Common Stock had been returned to the Company and canceled.

    During the year ended January 31, 1997, the Company recorded charges of $834,220 in connection with the ASI merger. These charges consisted of investment banking, legal, accounting and other fees. Included in these charges are fees of $200,000 which were paid to a director of the Company for consulting services performed in connection with the ASI merger.

    On January 29, 1999, the Company acquired all the outstanding common shares of Genisys from the shareholders of Genisys in exchange for 1,240,000 shares of the Company's Common Stock. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the financial position and results of operations of Genisys for all periods presented. Revenues and net income (loss) of the Company and Genisys are as follows (in thousands):

                                                       YEAR ENDED JANUARY 31,
                                                   -------------------------------
                                                     1999       1998       1997
                                                   ---------  ---------  ---------
Revenues:
  Carreker-Antinori, Inc.........................  $  52,361  $  40,501  $  29,072
  Genisys Group, Inc.............................      2,656      2,280      1,463
                                                   ---------  ---------  ---------
                                                   $  55,017  $  42,781  $  30,535
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------
Net income (loss):
  Carreker-Antinori, Inc.........................  $   5,108  $   3,055  $   1,376
  Genisys Group, Inc.............................         64        (50)       (16)
                                                   ---------  ---------  ---------
                                                   $   5,172  $   3,005  $   1,360
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

    During the year ended January 31, 1999, the Company recorded charges of $485,000 in connection with the Genisys merger. These charges consisted of legal, accounting and other fees.

                            CARREKER-ANTINORI, INC.

4. PROVISIONS FOR INCOME TAXES

    Prior to the ASI merger, ASI had elected to be treated as an S corporation for federal and state income tax purposes. As such, the taxable income of ASI was reported to and subject to tax to its shareholders. The provision for income taxes reported on the consolidated statement of operations for the year ended January 31, 1997 provides approximate federal and state income taxes (by applying statutory income tax rates) that would have been incurred if ASI had been subject to tax as a C corporation. The pro forma adjustment to the tax provision amounted to $103,000 in the year ended January 31, 1997.

    The Company's provision for income taxes, including pro forma amounts for the year ended January 31, 1997, consists of the following (in thousands):

                                                          YEAR ENDED JANUARY 31,
                                                      -------------------------------
                                                        1999       1998       1997
                                                      ---------  ---------  ---------
Federal:
  Current...........................................  $   2,802  $   1,237  $   1,511
  Deferred..........................................       (188)       615       (518)
                                                      ---------  ---------  ---------
                                                          2,614      1,852        993
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------
State:
  Current...........................................        300        139        167
  Deferred..........................................        (11)        36        (46)
                                                      ---------  ---------  ---------
                                                            289        175        121
                                                      ---------  ---------  ---------
                                                      $   2,903  $   2,027  $   1,114
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

    The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision for income taxes as follows (in thousands):

                                                          YEAR ENDED JANUARY 31,
                                                      -------------------------------
                                                        1999       1998       1997
                                                      ---------  ---------  ---------
Income tax expense at statutory rate................  $   2,744  $   1,712  $     841
State income taxes, net of U.S. federal benefit.....        195         92         76
Tax exempt interest income..........................       (273)        --         --
Nondeductible expenses..............................        172         67        197
Other, net..........................................         65        156         --
                                                      ---------  ---------  ---------
Provision for income taxes..........................  $   2,903  $   2,027  $   1,114
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

                            CARREKER-ANTINORI, INC.

4. PROVISIONS FOR INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                YEAR ENDED JANUARY
                                                                       31,
                                                               --------------------
                                                                 1999       1998
                                                               ---------  ---------
Deferred tax assets:
  Cash to accrual adjustment.................................  $     136  $     181
  Depreciation of furniture and equipment....................        178        (21)
  Accruals not currently deductible..........................        152         63
  Merger costs not currently deductible......................         --         72
  Allowance for doubtful accounts............................        418        164
    Other....................................................         30         87
                                                               ---------  ---------
Total deferred tax assets....................................        914        546
Deferred tax liabilities:
  Amortization of capitalized software.......................      1,151        965
  Other......................................................         --         17
                                                               ---------  ---------
Total deferred tax liabilities...............................      1,151        982
                                                               ---------  ---------
Net deferred tax liabilities.................................  $    (237) $    (436)
                                                               ---------  ---------
                                                               ---------  ---------

5. COMMON STOCK

    In June 1996, the Company repurchased 1,427,249 shares of Common Stock, representing all the shares held by Pacific USA Holdings Corp., for a total cash price of $2,000,000.

    In October 1996, Science Applications International Corporation (SAIC) purchased 774,967 shares of common stock for a cash purchase price of $2,000,000. In connection with the stock purchase, the Company and SAIC entered into a Shareholders Agreement (the Shareholders Agreement) under which SAIC was granted: (i) the right to participate in any future offerings of common stock by the Company so as to avoid dilution of SAIC's equity interest in the Company and
(ii) a put option which required, if exercised, the Company to purchase any or all shares of common stock owned by SAIC under certain conditions, as defined in the Shareholder Agreement. The Company classified the common stock subject to the put outside of stockholders' equity on the consolidated balance sheet at January 31, 1998. The put option terminated upon the Company's initial public offering on May 20, 1998.

6. BENEFIT PLANS

    STOCK OPTION PLANS

    Effective October 7, 1994, the Company adopted the 1994 Long Term Incentive Plan (the Long Term Incentive Plan) under which officers and employees may be granted awards in the form of incentive stock options, non-qualified stock options and restricted shares. The exercise price per share for the Common Stock issued pursuant to incentive stock options under the Long Term Incentive Plan shall be no less than 100% of the fair market value on the date the option is granted. The exercise price per share for non-qualified stock options under the Long Term Incentive Plan may be determined by the Compensation

                            CARREKER-ANTINORI, INC.

6. BENEFIT PLANS (CONTINUED)
Committee of the Company's Board of Directors (the Committee), but may not be less than the par value of the shares. Options granted under the Long Term Incentive Plan become exercisable and vest as determined by the Committee. To date, options granted under the Long Term Incentive Plan fully vest within four years from the date of grant. The term of each option granted under the Long Term Incentive Plan shall be as the Committee determines, but in no event shall any option have a term of longer than ten years from the date of grant. Options may be granted pursuant to the Long Term Incentive Plan up to October 7, 2004, unless the Board of Directors terminates the Long Term Incentive Plan prior to such date.

    On January 31, 1998, the Committee issued 84,700 shares of restricted stock with a fair market value of $8.90 per share to certain key employees under the Company's Long Term Incentive Plan. Holders of restricted stock retain all rights of a stockholder, except the shares cannot be sold until they vest. Upon employee termination, all unvested shares are forfeited to the Company. The restricted shares vest in full on January 31, 2001. At January 31, 1999 and 1998, there was deferred compensation related to the restricted shares totaling $502,698 and $754,000, respectively. The deferred compensation will be charged to expense over the vesting period.

    The Company has a Director Stock Option Plan (the Director Plan) under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of the Company's Common Stock at prices determined by the Committee. Options granted under the Director Plan expire ten years from the date of grant or at such earlier date as determined by the Committee and specified in the applicable stock option agreement. Each option granted shall become exercisable immediately or in one or more installments as determined by the Committee and as provided in the applicable stock option agreement. All shares issued and options granted pursuant to the Director Plan are subject to restriction agreements. During the year ended January 31, 1999, options to purchase 17,790 shares of common stock were granted to Directors. The exercise price was set at 50% of the fair market value on the grant date. As a result, the Company recorded deferred compensation of $100,026 to be expensed ratably over a one year vesting period. At January 31, 1999, there was deferred compensation related to such Director options of $65,020.

    As part of an employment contract, the President of ASI granted an option to an officer of ASI in December 1995 to purchase 396,257 equivalent shares of the Company's Common Stock at an exercise price of $.54 per share from the President of ASI. The exercise price was set at 25% of the fair market value on the grant date. As a result, the Company recorded deferred compensation of $642,633 to be expensed ratably over the vesting period. The option initially vested over a two year period from the date of grant but fully vested in the event of a change in control as defined in the option agreement. The option fully vested as a result of the Company's merger with ASI effective January 31, 1997. Therefore, all remaining deferred compensation recorded relating to this stock option grant was expensed in the fourth quarter of 1997.

                            CARREKER-ANTINORI, INC.

6. BENEFIT PLANS (CONTINUED)
    Stock option transactions under all plans for the years ended January 31, 1999, 1998 and 1997, are as follows (in thousands, except per share amounts):

                                                       1999                      1998                      1997
                                             ------------------------  ------------------------  ------------------------
                                                           WEIGHTED                  WEIGHTED                  WEIGHTED
                                                            AVERAGE                   AVERAGE                   AVERAGE
                                              NUMBER OF    EXERCISE     NUMBER OF    EXERCISE     NUMBER OF    EXERCISE
                                               OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                             -----------  -----------  -----------  -----------  -----------  -----------
Options outstanding at beginning of year...       4,230    $    3.96        2,983    $    1.45        1,942    $    0.82
  Granted..................................       1,378         6.91        1,932         6.96        1,119         2.51
  Exercised................................      (1,975)        1.87         (350)        0.45          (24)        0.61
  Forfeited................................         (60)        8.21         (335)        2.57          (54)        1.11
                                             -----------                    -----                     -----
Options outstanding at end of year.........       3,573         6.19        4,230         3.96        2,983         1.45
                                             -----------                    -----                     -----
                                             -----------                    -----                     -----
Options exercisable at end of year.........       1,221                     1,557                     1,272
Weighted average grant-date fair value of
  options granted during the year..........                $    5.26                 $    1.58                 $    0.48
                                                               -----                     -----                     -----
                                                               -----                     -----                     -----

    Information related to options outstanding at January 31, 1999, is summarized below (in thousands, except per share amounts):

                                          WEIGHTED
                           OPTIONS         AVERAGE      WEIGHTED        OPTIONS       WEIGHTED
                       OUTSTANDING AT     REMAINING      AVERAGE    EXERCISABLE AT     AVERAGE
  RANGE OF EXERCISE      JANUARY 31,     CONTRACTUAL    EXERCISE      JANUARY 31,     EXERCISE
              PRICE         1999            LIFE          PRICE          1999           PRICE
---------------------  ---------------  -------------  -----------  ---------------  -----------
$0.45 to $ 4.88....             955             5.4     $    1.94            883      $    1.80
$5.81 to $ 7.20....           1,275             9.7          6.15             60           7.14
$8.90 to $11.00....           1,343             8.9          9.24            278           9.07
                              -----                                        -----
                              3,573             8.2     $    6.19          1,221      $    3.72
                              -----                                        -----
                              -----                                        -----

    As of January 31, 1999, the Company has reserved for issuance under the Long Term Incentive Plan 3,801,364 shares of Common Stock, of which 84,700 shares of restricted stock have been issued, 3,389,604 shares are subject to currently outstanding options to employees, 165,789 shares are subject to currently outstanding options to directors, and 161,271 shares are reserved for future awards. As of January 31, 1999, the Company has reserved for issuance under the Director Plan 100,000 shares of Common Stock, of which 17,790 shares are subject to currently outstanding options, and 82,210 shares are reserved for future awards.

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock options is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the option's vesting period. During the years ended January 31, 1999 and 1997, total compensation expense recorded relating to employee stock options was $286,359 and

                            CARREKER-ANTINORI, INC.

6. BENEFIT PLANS (CONTINUED)
$589,081, respectively. No compensation expense relating to employee stock options was recorded during the year ended January 31, 1998.

    Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model assuming volatility of 1.045 in 1999, no volatility for 1998 and 1997, and the following assumptions for 1999, 1998 and 1997, respectively: weighted-average risk free interest rate of 5.3%, 5.95% and 6.22%, no dividends, and weighted average expected life of 4.51, 4.45 and 3.49 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information (in thousands, except per share amounts) is as follows:

                                                                                           YEAR ENDED JANUARY 31,
                                                                                       -------------------------------
                                                                                         1999       1998       1997
                                                                                       ---------  ---------  ---------
Pro forma net income.................................................................  $   3,710  $   2,592  $   1,208
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Basic pro forma earnings per share...................................................  $     .23  $     .20  $     .10
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Diluted pro forma earnings per share.................................................  $     .21  $     .20  $     .09
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The pro forma disclosures only include the effect of options granted subsequent to January 31, 1995. Accordingly, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus is not indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

    PROFIT SHARING PLAN

    The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company. Effective January 1, 1998, employees of ASI became eligible to participate in the Company plan. Employer matching contributions amounted to $616,183, $421,000 and $304,000, in 1999, 1998 and 1997, respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contribution was made during 1999, 1998, or 1997. Prior to January 1, 1998, employees of ASI had a separate profit sharing plan pursuant to Section 401(k) of the Code, whereby participants could contribute a percentage of compensation not in excess of the maximum allowed under the Code. Employer matching contributions are discretionary and amounted to $260,000 and $187,000 under the ASI plan for the years ended January 31, 1998 and 1997, respectively.

                            CARREKER-ANTINORI, INC.

6. BENEFIT PLANS (CONTINUED)
    Through January 31, 1999, employees of Genisys had a separate profit sharing plan pursuant to Section 401(k) of the Code, whereby participants could contribute a percentage of compensation not in excess of the maximum allowed under the Code. Employer matching and additional contributions are discretionary and amounted to $105,488, $1,800 and $42,000, under the Genisys plan for the years ended January 31, 1999, 1998 and 1997, respectively.

    BONUS PLAN

    The Company pays bonuses to key employees based on Company profitability, the extent to which individuals meet agreed-upon objectives for the year, and executive management's discretion. The Company recorded bonus expense of approximately $513,000, $1,554,000 and $2,241,000 in 1999, 1998 and 1997,
respectively.

7. MANAGEMENT SERVICES

    An employee of the Company serves as Executive Director of the Electronic Check Clearing House Organization (ECCHO) and provides consulting and administrative services to ECCHO, for which the Company recorded net revenues of $1,040,000, $994,000 and $866,000 for the years ended January 31, 1999, 1998 and
1997, respectively. Receivables from ECCHO were $343,000, $566,000 and $477,000 at January 31, 1999, 1998 and 1997, respectively.

    The Company owns an equity interest in Payment Solutions Network, Inc. (PSN) for which the Company has no book basis. PSN's articles of incorporation require PSN to repurchase the Company's equity interest for $1,250,000 at a rate of $250,000 per year over a five-year period, with the final year's payment contingent upon the amount of operating revenue of PSN in the fifth year. The annual repurchase of these units is subject to PSN maintaining certain cash and net worth levels. The proceeds from the first scheduled repurchase of $250,000 was received by the Company from PSN in January 1996 and included in other income. The scheduled 1999, 1998 and 1997 repurchase of $250,000 was not received due to cash and net worth levels of PSN falling below the amounts stipulated in its articles of incorporation. Additional payments, if any, to be received by the Company from PSN in subsequent years will be recognized as other income when the realization of such amounts is probable.

    To assist PSN in maintaining its liquidity, the Company and another stockholder of PSN each advanced PSN a total of $500,000 in two increments in August and December of the fiscal year ended January 31, 1997. The Company believes ultimate collection of these advances is doubtful based upon PSN's historical and forecasted operating results. Therefore, the Company fully reserved the $500,000 receivable and charged $500,000 to other expense in 1997. The Company has an additional long-term note receivable from PSN with a remaining balance of $31,000 and $64,000 as of January 31, 1999 and 1998, respectively. Such note receivable is included in other assets in the consolidated balance sheet.

    The Company has a management services contract (the PSN Agreement) with PSN to provide consulting, sales, and administrative support to PSN for a five-year term beginning January 31, 1995. During the years ended January 31, 1999, 1998 and 1997, the Company recorded management service fees related to the PSN Agreement of $1,216,000, $1,378,000 and $1,344,000, respectively. Net receivables from PSN for management services (excluding the note receivable discussed above) were, $545,000, $797,000 and $257,000 at January 31, 1999, 1998
and 1997, respectively. Subsequent to January 31, 1999, the Company received payments from PSN for management services in the amount of $175,000.

                            CARREKER-ANTINORI, INC.

7. MANAGEMENT SERVICES (CONTINUED)
    The Company owns an equity interest (for which the Company has no book basis) and an employee of the Company serves as Managing Director of INFITEQ, LLC (INFITEQ), a single-source provider of specialized outsourcing services to the banking industry for transaction processing, information management, electronic commerce and image technology. INFITEQ was incorporated on January 15, 1998. The Company has a Management Services Agreement (the INFITEQ Agreement) with INFITEQ to provide INFITEQ consulting, sales and administrative support through January 2008. The Company also is entitled to receive reimbursement of certain costs it incurred for the benefit of INFITEQ. The Company provided consulting and management services to INFITEQ, for which the Company recorded revenues of $1,093,000 for the year ended January 31, 1999. Receivables from INFITEQ were $98,000 at January 31, 1999.

    The Company has not provided guarantees of debt or other obligations, has not agreed to fund any losses, and is not otherwise contingently liable with respect to ECCHO, PSN or INFITEQ.

8. LEASE COMMITMENTS

    The Company leases office facilities and certain equipment under operating leases for various periods. Leases that expire are generally expected to be renewed or replaced by other leases. Subsequent to January 31, 1999 the Company entered into a lease commitment for a term of 11 years for its corporate headquarters in Dallas, Texas. Rental commitments for this lease are reflected in the lease commitments schedule below. Rental expense under operating leases for 1999, 1998 and 1997 was approximately $1,038,000, $620,000 and $546,000, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows (in thousands):

Year ending January 31:

2000................................................  $   1,120
2001................................................      1,442
2002................................................      1,608
2003................................................      1,361
2004 and thereafter.................................      8,000

                            CARREKER-ANTINORI, INC.

9. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                       YEAR ENDED JANUARY 31,
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Basic earnings per share:
  Net income.....................................................................  $   5,172  $   3,005  $   1,360
  Weighted average shares outstanding............................................     16,224     12,717     12,154
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Basic earnings per share.......................................................  $    0.32  $    0.24  $    0.11
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Diluted earnings per share:
  Net income.....................................................................  $   5,172  $   3,005  $   1,360
  Weighted average shares outstanding............................................     16,224     12,717     12,154
  Assumed conversion of employee stock options...................................      1,280      1,767        964
                                                                                   ---------  ---------  ---------
  Shares used in diluted earnings per share calculation..........................     17,504     14,484     13,118
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Diluted earnings per share.....................................................  $    0.30  $    0.21  $    0.10
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    For the year ended January 31, 1999 approximately 846,000 weighted average options have been excluded from the calculation of year to date diluted earnings per share due to their antidilutive effect.

10. SEGMENTS

    Effective with the year ended January 31, 1999, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (STATEMENT 131). Segment disclosures required by Statement 131 have been reported for the year ended January 31, 1999. Segment information for the years ended January 31, 1998 and 1997 has not been prepared and disclosed as it is impractical to do so due to the merger with ASI which occurred in 1997 and organizational changes which occurred in the Company's business effective February 1, 1998 which impact segment reporting under Statement 131.

    The Company has three reportable segments: revenue enhancement, payment systems, and emerging solutions. The segments are unique due to the focus of the products and services being offered. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

    Revenue enhancement consists primarily of yield management consulting, and liquidity management consulting and software. Payment systems consists primarily of consolidation consulting, best practices consulting and software, risk management consulting and software, float management consulting and software, payment electronification consulting and software, and track and trace software. Emerging solutions consists primarily of enterprise information technology consulting, and management services, ECCHO management services, and enabling technology consulting.

    Due to the solution approach to delivering products and services from multiple business segments, contracts are broken down by segment with few transactions between reportable segments.

                            CARREKER-ANTINORI, INC.

10. SEGMENTS (CONTINUED)
    Included in corporate and unallocated are costs related to selling and marketing, unallocated corporate overhead expense, general software management, and incentive bonuses. Business segment results include costs for research and development as well as product royalty expense. Receivables, property and equipment and other assets are not included in the measures reviewed by the Company's chief operating decision-maker. Therefore, all Company assets have been included in the corporate and unallocated category in the following reportable segment disclosure. Segment information for the year ended January 31, 1999 was as follows (in thousands):

                                                      REVENUE      PAYMENT    EMERGING      CORPORATE
                                                    ENHANCEMENT    SYSTEMS    SOLUTIONS   & UNALLOCATED    TOTAL
                                                    ------------  ---------  -----------  -------------  ---------
Revenues
  Consulting and management service fees..........   $   11,734   $   9,537   $   5,057             --   $  26,328
  Software license fees...........................        3,977      12,350          --             --      16,327
  Software maintenance fees.......................          884       4,147          --             --       5,031
  Software implementation fees....................        1,655       4,902          --             --       6,557
  Hardware and other fees.........................           --         774          --             --         774
                                                    ------------  ---------  -----------  -------------  ---------
    Total revenues................................   $   18,250   $  31,710   $   5,057             --   $  55,017
                                                    ------------  ---------  -----------  -------------  ---------
                                                    ------------  ---------  -----------  -------------  ---------
Operating income (loss)...........................   $   10,272   $  11,355   $   1,391    $   (15,868)  $   7,150
Assets............................................   $       --   $      --   $      --    $     8,736   $  68,736
Depreciation and Amortization.....................   $      121   $     779   $      34    $       796   $     730
Capital expenditures..............................   $       --   $      --   $      --    $     2,286   $   2,286

11. SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth certain unaudited quarterly data for the eight quarters ended January 31, 1999. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                                                   THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                 JAN 31,    OCT 31,    JUL 31,    APR 31,    JAN 31,    OCT 31,    JUL 31      APR 31,
                                  1999       1998       1998       1998       1998       1997       1997        1997
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................  $  15,236  $  14,549  $  14,298  $  10,934  $  11,842  $  11,515  $  11,333   $   8,091
Gross profit..................      8,813      8,176      8,187      5,666      6,645      5,530      5,580       3,585
Income from operations........      1,783      2,230      2,520        617      1,266      1,368      2,046         273
Net income....................      1,405      1,670      1,714        383        763        803      1,238         201
Basic earnings per share......  $     .08  $     .09  $     .10  $     .03  $     .06  $     .06  $     .10   $     .02
Diluted earnings per share....  $     .07  $     .09  $     .10  $     .03  $     .05  $     .05  $     .09   $     .01

    Net income for the three months ended January 31, 1999 includes one time merger related costs of $485,000 resulting from the merger with Genisys.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation and Other Matters" of the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" of the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Certain Transactions" and "Executive Compensation and Other Matters--Compensation of Directors" by reference of the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. The following financial statements are filed as part of this report:

           Report of Ernst & Young, LLP, Independent Auditors

           Consolidated Balance Sheets as of January 31, 1999 and
           1998

           Consolidated Statements of Operations for the years ended Janaury 31, 1999, 1998 and 1997

           Consolidated Statements of Stockholders' Equity for the years ended January 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

      2.   Consolidated Financial Statement Schedules

           Financial Statement Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been excluded, as they are not required under the related instructions or information required has been included in the Company's Consolidated Financial Statements.

      3. The following documents are filed or incorporated by reference as exhibits to this report:

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger between Carreker-Antinori, Inc., a Texas corporation, and
               Carreker-Antinori, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the
               Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

       2.2   Agreement and Plan of Merger, dated January 29, 1999, by and among Carreker-Antinori, Inc., GO
               Acquisition Corp., Genisys Operation, Inc., and Kevin J. Taylor, Ronald W. Kreykes, Thomas R.
               Flannery, Robert A. Walsh, and Patrick M. Rogal-Davis (incorporated by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K filed February 12, 1999).

       2.3   List of Schedules and Attachments omitted from Exhibit 2.2, Agreement and Plan of Merger (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 12, 1999).

       3.1   Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
               3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

       3.2   Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
               on Form S-1 (Registration No. 333-48399)).

       4.1   Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-48399)).

       4.2   Amended and Restated Certificate of Incorporation and Bylaws of the Company ((incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

     +10.1   Employment Agreement dated January 31, 1997 between the Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.2   Employment Agreement dated January 31, 1997 between the Company and Ronald R. Antinori (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.3   Employment Agreement dated March 19, 1998 between the Company and Terry L. Gage (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.4   Employment Agreement dated March 12, 1998 between the Company and Wyn P. Lewis (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.5   Employment Agreement dated March 10, 1998 between the Company and Richard L. Linting (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.6   Employment Agreement dated March 13, 1998 between the Company and Royce D. Brown (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.7   Amended and Restated Carreker-Antinori 1994 Long Term Incentive Plan (incorporated by reference to
               Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

     +10.8   Carreker-Antinori Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-48399)).

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
-----------  --------------------------------------------------------------------------------------------------------
     +10.9   Carreker-Antinori Profit Sharing Incentive Plan (incorporated by reference to Exhibit 10.9 to the
               Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

      10.10  Intentionally omitted.

      10.11  Management Services Agreement dated November 18, 1993 between the Company and Payment Systems Network,
               Inc. (as amended) (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement
               on Form S-1 (Registration No. 333-48399)).

      10.12  Management Services Agreement dated January 15, 1998 between the Company and INFITEQ, LLC (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.13  Strategic Alliance Agreement dated October 1996 between the Company and Science Applications
               International Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-48399)).

     +10.14  Indemnification Agreement between the Company and John D. Carreker, Jr. (together with a schedule)
               (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
               (Registration No. 333-48399)).

      10.15  Settlement Agreement dated January 29, 1998, between the Company and Ronald R. Antinori (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.16  Settlement Agreement dated January 29, 1998, between the Company and Susan Antinori (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.17  Settlement Agreement dated January 29, 1998, between the Company and Lawrence D. Duckworth (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.18  Settlement Agreement dated January 29, 1998, between the Company and Michael Israel (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.19  Loan and Security Agreement between Compass Bank and the Company dated September 1997 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.20  Stock Purchase Agreement by and among the Company and Science Applications International Corporation,
               dated October 10, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-48399)).

      10.21  Stock Purchase Agreement by and between Crow Family Partnership, L.P. and the Company, dated January 10,
               1997 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1
               (Registration No. 333-48399)).

      10.22  Form of the Company's independent contractor agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

      10.23  Agreement and Plan of Merger between the Company and CAG Newco, Inc. and Antinori Software, Inc. dated as of January 29, 1997 (incorporated by reference to Exhibit 10.23 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-48399)).

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
-----------  --------------------------------------------------------------------------------------------------------
      10.24  Promissory Note dated September 1, 1997, between the Company and John S. Davis (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.25  Form of Underwriting Agreement by and among the Company, the Selling Stockholders named therein and the
               Underwriters (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form
               S-1 (Registration No. 333-48399).

     *10.26  Office Lease between Granite Tower, Ltd. and the Company dated as of March 31, 1999.

      21.1   Subsidiaries of the Company.

             (a) Genisys Operation, Inc.

             (b) Antinori Software, Inc.

             (c) Carreker-Antinori, Ltd.

     *23.1   Consent of Ernst & Young LLP.

      24.1   Power of Attorney (included on first signature page).

     *27.1   Financial Data Schedule.

------------------------

+ Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. James L. Dow, II, 14001 N. Dallas Parkway, Suite 1100, Dallas, Texas 75240.

*   Filed herewith.

    (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

    (c) The Index to Exhibits filed or incorporated by reference pursuant to
       Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Form 10-K

    (d) Not applicable.

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS that each of Carreker-Antinori, Inc., a Delaware corporation, and the undersigned directors and officers of Carreker-Antinori, Inc., hereby constitutes and appoints John D. Carreker, Jr. and Terry L. Gage, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CARREKER-ANTINORI, INC.

                                By:          /s/ JOHN D. CARREKER, JR.
                                     -----------------------------------------
                                               John D. Carreker, Jr.
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

Dated: April 28, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 28, 1999.

          SIGNATURES                      TITLE
------------------------------  --------------------------

                                Chairman of the Board and
  /s/ JOHN D. CARREKER, JR.       Chief Executive Officer
------------------------------    (Principal Executive
    John D. Carreker, Jr.         Officer)

    /s/ RICHARD L. LINTING
------------------------------  President, Chief Operating
      Richard L. Linting          Officer and Director

                                Executive Vice President
      /s/ TERRY L. GAGE           and Chief Financial
------------------------------    Officer (Principle
        Terry L. Gage             Financial and Accounting
                                  Officer)

          SIGNATURES                      TITLE
------------------------------  --------------------------

    /s/ RONALD R. ANTINORI
------------------------------  Vice Chairman of the Board
      Ronald R. Antinori

    /s/ JAMES D. CARREKER
------------------------------           Director
      James D. Carreker

     /s/ JAMES L. FISCHER
------------------------------           Director
       James L. Fischer

     /s/ DONALD L. HOUSE
------------------------------           Director
       Donald L. House

   /s/ RICHARD R. LEE, JR.
------------------------------           Director
     Richard R. Lee, Jr.

      /s/ LARRY J. PECK
------------------------------           Director
        Larry J. Peck

      /s/ DAVID K. SIAS
------------------------------           Director
        David K. Sias

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger between Carreker-Antinori, Inc., a Texas corporation, and
               Carreker-Antinori, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the
               Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

       2.2   Agreement and Plan of Merger, dated January 29, 1999, by and among Carreker-Antinori, Inc., GO
               Acquisition Corp., Genisys Operation, Inc., and Kevin J. Taylor, Ronald W. Kreykes, Thomas R.
               Flannery, Robert A. Walsh, and Patrick M. Rogal-Davis (incorporated by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K filed February 12, 1999).

       2.3   List of Schedules and Attachments omitted from Exhibit 2.2, Agreement and Plan of Merger (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 12, 1999).

       3.1   Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
               3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

       3.2   Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
               on Form S-1 (Registration No. 333-48399)).

       4.1   Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-48399)).

       4.2   Amended and Restated Certificate of Incorporation and Bylaws of the Company ((incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

     +10.1   Employment Agreement dated January 31, 1997 between the Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.2   Employment Agreement dated January 31, 1997 between the Company and Ronald R. Antinori (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.3   Employment Agreement dated March 19, 1998 between the Company and Terry L. Gage (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.4   Employment Agreement dated March 12, 1998 between the Company and Wyn P. Lewis (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.5   Employment Agreement dated March 10, 1998 between the Company and Richard L. Linting (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.6   Employment Agreement dated March 13, 1998 between the Company and Royce D. Brown (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

     +10.7   Amended and Restated Carreker-Antinori 1994 Long Term Incentive Plan (incorporated by reference to
               Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
     +10.8   Carreker-Antinori Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-48399)).

     +10.9   Carreker-Antinori Profit Sharing Incentive Plan (incorporated by reference to Exhibit 10.9 to the
               Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

      10.10  Intentionally omitted.

      10.11  Management Services Agreement dated November 18, 1993 between the Company and Payment Systems Network,
               Inc. (as amended) (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement
               on Form S-1 (Registration No. 333-48399)).

      10.12  Management Services Agreement dated January 15, 1998 between the Company and INFITEQ, LLC (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.13  Strategic Alliance Agreement dated October 1996 between the Company and Science Applications
               International Corporation (incorporated by reference to Exhibit 10.13 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-48399)).

     +10.14  Indemnification Agreement between the Company and John D. Carreker, Jr. (together with a schedule)
               (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
               (Registration No. 333-48399)).

      10.15  Settlement Agreement dated January 29, 1998, between the Company and Ronald R. Antinori (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.16  Settlement Agreement dated January 29, 1998, between the Company and Susan Antinori (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.17  Settlement Agreement dated January 29, 1998, between the Company and Lawrence D. Duckworth (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.18  Settlement Agreement dated January 29, 1998, between the Company and Michael Israel (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.19  Loan and Security Agreement between Compass Bank and the Company dated September 1997 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.20  Stock Purchase Agreement by and among the Company and Science Applications International Corporation,
               dated October 10, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-48399)).

      10.21  Stock Purchase Agreement by and between Crow Family Partnership, L.P. and the Company, dated January 10,
               1997 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1
               (Registration No. 333-48399)).

      10.22  Form of the Company's independent contractor agreement (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).

      10.23  Agreement and Plan of Merger between the Company and CAG Newco, Inc. and Antinori Software, Inc. dated as of January 29, 1997 (incorporated by reference to Exhibit 10.23 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-48399)).

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
      10.24  Promissory Note dated September 1, 1997, between the Company and John S. Davis (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No.
               333-48399)).

      10.25  Form of Underwriting Agreement by and among the Company, the Selling Stockholders named therein and the
               Underwriters (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form
               S-1 (Registration No. 333-48399).

     *10.26  Office Lease between Granite Tower, Ltd. and the Company dated as of March 31, 1999.

      21.1   Subsidiaries of the Company.

             (a) Genisys Operation, Inc.

             (b) Antinori Software, Inc.

             (c) Carreker-Antinori, Ltd.

     *23.1   Consent of Ernst & Young LLP.

      24.1   Power of Attorney (included on first signature page).

     *27.1   Financial Data Schedule.

------------------------

+ Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Jim Dow, Corporate Counsel, 14001 N. Dallas Parkway, Suite 1100, Dallas, Texas 75240.

*   Filed herewith.