Form 10-Q
period 1999-04-30
CARREKER ANTINORI INC
filed 1999-06-14
CIK 1057709

                                   United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549


                                     FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period from _____________to ___________.

Commission file number   0-24201
                      -------------

 Carreker-Antinori, Inc.(Exact name of registrant as specified in its charter)


                 DELAWARE                                   75-1622836
     ---------------------------------------     -------------------------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)


     4055 Valley View Lane, #1000
     Dallas, Texas                                             75244
     ---------------------------------------     -------------------------------
     (Address of principal executive office)                 (Zip Code)

                                   (972) 458-1981
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Former Address:
     14001 N. Dallas Parkway, #1100
     Dallas, TX                              75240-7304
     ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.01 Par Value --- 18,561,886 shares as of May 31, 1999.

                             CARREKER-ANTINORI, INC.

                                       INDEX

PART I    FINANCIAL INFORMATION                                           PAGE
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               at April 30, 1999 and January 31, 1999                       3

               Condensed Consolidated Statements of Operations
               for the three months ended April 30, 1999
               and April 30, 1998                                           4

               Condensed Consolidated Statements of Cash Flows
               for the three months ended April 30, 1999
               and  April 30, 1998                                          5

               Notes to Condensed Consolidated Financial Statements         6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk  17

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                           18

     Item 2.   Changes in Securities and Use of Proceeds                   18

     Item 3.   Defaults Upon Senior Securities                             18

     Item 4.   Submission of Matters to a Vote of Security Holders         18

     Item 5.   Other Information                                           18

     Item 6.   Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                                 19

PART I  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                              CARREKER-ANTINORI, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

ASSETS                                                            April 30,    January 31,
                                                                    1999           1999
                                                                 -----------   -----------
                                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                      $  22,751      $  20,701
   Short term investments                                             8,677         12,849
   Accounts receivable, net                                          28,504         27,604
   Prepaid expenses and other assets                                  1,118            681
   Deferred income taxes                                                736            736
                                                                 -----------    -----------
           Total current assets                                      61,786         62,571
                                                                 -----------    -----------
Furniture, equipment, and leasehold improvements, net                 3,349          2,673
Software costs capitalized, net                                       3,404          3,279
Other assets                                                            223            213
                                                                 -----------    -----------
           Total assets                                           $  68,762      $  68,736
                                                                 -----------    -----------
                                                                 -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $   1,883      $   2,045
   Accrued compensation and benefits                                    600            700
   Other accrued expenses                                               985            961
   Income taxes payable                                                 886          1,400
   Deferred revenue                                                   4,831          5,348
                                                                 -----------    -----------
           Total current liabilities                                  9,185         10,454
Deferred income taxes                                                 1,201          1,151
                                                                 -----------    -----------
           Total liabilities                                         10,386         11,605
                                                                 -----------    -----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 2,000 shares
      authorized, none issued                                          ----           ----
   Common Stock, $.01 par value, 100,000 shares
      authorized, 18,563 and 18,354 shares issued,
      respectively                                                      186            184
   Additional paid-in capital                                        44,771         44,563
   Less treasury stock, at cost:
      1 shares, as of April 30, 1999                                     (4)          ----
   Deferred compensation                                               (492)          (568)
   Retained earnings                                                 13,915         12,952
                                                                 -----------    -----------
           Total stockholders' equity                                58,376         57,131
                                                                 -----------    -----------
           Total liabilities and stockholders' equity             $  68,762      $  68,736
                                                                 -----------    -----------
                                                                 -----------    -----------

                               See accompanying notes.

                              CARREKER-ANTINORI, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months Ended
                                                                          April 30,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
REVENUES:
   Consulting and management service fees                          $  8,324       $  5,014
   Software license fees                                              3,093          3,457
   Software maintenance fees                                          1,502          1,143
   Software implementation fees                                       1,443            989
   Hardware and other fees                                              122            331
                                                                   --------       --------
           Total revenues                                            14,484         10,934

COSTS OF REVENUES:
   Consulting and management service fees                             5,271          3,644
   Software license fees                                                468            256
   Software maintenance fees                                            664            499
   Software implementation fees                                         646            637
   Hardware and other fees                                              101            232
                                                                   --------       --------
           Total cost of revenues                                     7,150          5,268

                                                                   --------       --------
GROSS PROFIT                                                          7,334          5,666
                                                                   --------       --------
OPERATING COSTS AND EXPENSES:
   Selling, general and administrative                                4,818          3,854
   Research and development                                           1,318          1,195
                                                                   --------       --------
           Total operating costs and expenses                         6,136          5,049

Income from operations                                                1,198            617
Other income                                                            241             18
                                                                   --------       --------

Income before provision  for income taxes                             1,439            635
Provision for income taxes                                              476            252
                                                                   --------       --------
Net income                                                          $   963        $   383
                                                                   --------       --------
                                                                   --------       --------
Basic earnings per share                                            $  0.05        $  0.03
                                                                   --------       --------
                                                                   --------       --------
Diluted earnings per share                                          $  0.05        $  0.03
                                                                   --------       --------
                                                                   --------       --------

Shares used in computing basic earnings per share                    18,369         12,735
Shares used in computing diluted earnings per share                  18,843         14,742

                              See accompanying notes.

                              CARREKER-ANTINORI, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                   (IN THOUSANDS)

                                                                      Three Months Ended
                                                                          April 30,
                                                                  ------------------------
                                                                     1999           1998
                                                                  ---------       --------
OPERATING ACTIVITIES:
  Net Income                                                         $  963         $  383
  Adjustments to reconcile net income to net
  cash  used in operating activities:
      Amortization of capitalized software                              292            134
      Depreciation                                                      505            294
      Amortization of deferred compensation                              76             63
      Deferred income taxes                                              50            (66)
      Changes in assets and liabilities:
          Accounts receivable                                          (900)        (1,222)
          Prepaid expenses and other                                   (447)          (231)
          Accounts payable and accrued expenses                        (752)          (362)
          Deferred revenue                                             (517)          (417)
                                                                  ---------       --------
            Net cash  used in  operating activities                    (730)        (1,424)

INVESTING ACTIVITIES:
      Purchase of short-term investments                               ----            (24)
      Sale of short-term investments                                  4,172           ----
      Purchase of furniture, equipment and leasehold
          improvements                                               (1,181)          (637)
      Capitalized software costs                                       (417)          (418)
                                                                  ---------       --------
            Net cash provided by (used in) investing activities       2,574         (1,079)

FINANCING ACTIVITIES:
      Purchase of treasury stock                                         (4)            (4)
      Proceeds from stock options exercised                             210           ----
      Proceeds from borrowing                                          ----          1,769
                                                                  ---------       --------
            Net cash provided by financing activities                   206          1,765
                                                                  ---------       --------
Net increase (decrease) in cash and cash equivalents                  2,050           (738)
Cash and cash equivalents at beginning of period                     20,701          2,485
                                                                  ---------       --------
Cash and cash equivalents at end of period                        $  22,751       $  1,747
                                                                  ---------       --------
                                                                  ---------       --------
Supplemental cash flow information:
  Cash paid for interest                                            $  ----          $  16
                                                                  ---------       --------
                                                                  ---------       --------
  Cash paid for income taxes                                         $  809          $  20
                                                                  ---------       --------
                                                                  ---------       --------

                              See accompanying notes.

                              CARREKER-ANTINORI, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

PART I

1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 1999, 1998, and 1997 included in the Company's Form 10-K for the fiscal year ended January 31, 1999 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.   CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with maturities of three months or less from the original purchase date to be cash equivalents. At April 30, 1999, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities.

3.   SHORT TERM INVESTMENTS

          The Company considers investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and the management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of April 30, 1999 all short-term investments mature from one to two years.

4.   EARNINGS PER SHARE

          Basic earnings per share are computed by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period, and common equivalent shares consisting of stock options (using the treasury stock method).

          The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 30, 1999 and 1998 (in thousands, except per share amounts):

                                                       Three Months Ended
                                                            April 30,
                                                     -----------------------
                                                       1999           1998
                                                     --------       --------
Basic earnings per share:
  Net income                                           $  963         $  383
  Weighted average shares outstanding                  18,369         12,735

          Basic earnings per share                     $  .05         $  .03
                                                     --------       --------
                                                     --------       --------
Diluted earnings per share:
  Net income                                           $  963         $  383
  Weighted average shares outstanding                  18,369         12,735
  Assumed conversion of employee stock
  options                                                 474          2,007
                                                     --------       --------
  Shares used in diluted earnings per share
     calculation                                       18,843         14,742
                                                     --------       --------
                                                     --------       --------
          Diluted earnings per share                   $  .05         $  .03
                                                     --------       --------
                                                     --------       --------

5.   MANAGEMENT SERVICES

          For the three month periods ended April 30, 1999 and 1998, the Company recognized revenue for management services provided to related parties in the following amounts:

                                                       Three Months Ended
                                                            April 30,
                                                         (In thousands)
                                                     -----------------------
                                                       1999           1998
                                                     --------       --------
Infiteq, LLC (1)                                       $  21          $ 506
Payment Solutions Network, Inc.                          179            303
Electronic Check Clearing House Organization             267            278

(1) Includes $458,000 for the three months ended April 30, 1998 for management services performed in prior periods.

The Company held net receivables at April 30 in the following amounts (in thousands):

                                                       1999           1998
                                                     --------       --------
     Infiteq, LLC                                      $ 197         $   58
     Payment Solutions Network, Inc.                     393            361
     Electronic Check Clearing House Organization        106            460

6.   SEGMENTS

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

          Included in corporate and unallocated are costs related to selling and marketing, unallocated corporate overhead expense, general software management, and incentive bonuses. Business segment results include costs for research and development as well as product royalty expense. Receivables, property and equipment and other assets are not included in the measures reviewed by the Company's chief operating decision-maker. Therefore, all Company assets have been included in the corporate and unallocated category in the following reportable segment disclosure. Segment information for the three months ended April 30, 1999 and 1998 were as follows (in thousands):

                                                                  For the three months ended April 30, 1999
                                                      -------------------------------------------------------------------
                                                        Revenue         Payment     Emerging     Corporate
                                                      Enhancement       Systems     Solutions  & Unallocated      Total
                                                      -------------------------------------------------------------------
REVENUES
  Consulting and management service fees . . . . .       $  3,838      $  2,896      $  1,590            --      $  8,324
  Software license fees. . . . . . . . . . . . . .          1,238         1,855            --            --         3,093
  Software maintenance fees. . . . . . . . . . . .            339         1,163            --            --         1,502
  Software implementation fees . . . . . . . . . .            227         1,216            --            --         1,443
  Hardware and other fees. . . . . . . . . . . . .             --           122            --            --           122
                                                         --------      --------      --------     ---------      --------
  Total revenues . . . . . . . . . . . . . . . . .       $  5,642      $  7,252      $  1,590            --      $ 14,484
                                                         --------      --------      --------     ---------      --------
                                                         --------      --------      --------     ---------      --------
Income (loss) from operations. . . . . . . . . . .       $  2,987      $  2,293      $    (83)    $  (3,999)     $  1,198

Assets . . . . . . . . . . . . . . . . . . . . . .       $     --      $     --      $     --     $  68,762      $ 68,762

Depreciation and Amortization  . . . . . . . . . .       $    122      $    348      $     11     $     316      $    797

Capital expenditures . . . . . . . . . . . . . . .       $     --      $     --      $     --     $   1,599      $  1,599


                                                                  For the three months ended April 30, 1998
                                                      -------------------------------------------------------------------
                                                        Revenue         Payment     Emerging     Corporate
                                                      Enhancement       Systems     Solutions  & Unallocated      Total
                                                      -------------------------------------------------------------------
Revenues
  Consulting and management service fees . . . . .         $  916      $  2,623      $  1,475            --      $  5,014
  Software license fees. . . . . . . . . . . . . .            939         2,518            --            --         3,457
  Software maintenance fees. . . . . . . . . . . .            175           968            --            --         1,143
  Software implementation fees . . . . . . . . . .            384           605            --            --           989
  Hardware and other fees. . . . . . . . . . . . .             --           331            --            --           331
                                                         --------      --------      --------     ---------      --------
  Total revenues . . . . . . . . . . . . . . . . .       $  2,414      $  7,045      $  1,475            --      $ 10,934
                                                         --------      --------      --------     ---------      --------
                                                         --------      --------      --------     ---------      --------
Income (loss) from operations. . . . . . . . . . .       $    721      $  2,695      $    701      $ (3,500)     $    617

Assets . . . . . . . . . . . . . . . . . . . . . .       $     --      $     --      $     --      $ 22,784      $ 22,784

Depreciation and Amortization  . . . . . . . . . .       $     18      $    223      $      7      $    180      $    428

Capital expenditures . . . . . . . . . . . . . . .       $     --      $     --      $     --      $  1,055      $  1,055

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

          The Company is a leading provider of integrated consulting and software solutions that enable banks to increase their revenues, reduce their costs and enhance their delivery of customer services. The Company was founded in 1978 to provide consulting services to banks, and subsequently integrated software products into its banking solutions.
     With its acquisition of Antinori Software, Inc., a Georgia corporation ("ASI") on January 31, 1997, the Company was able to significantly enhance its portfolio of software products. Additionally, the Company acquired Genisys Operations, Inc. ("Genysis") on January 29, 1999 which provides incremental added-value to the Company's product offerings. The acquisitions of ASI and Genisys were each accounted for as a pooling-of-interests, and accordingly, the Company's Condensed Consolidated
     Financial Statements and Notes thereto, as well as all other financial and statistical data presented in this Form 10-Q, have been restated to include the financial position and results of operations for ASI and Genisys for all periods presented.

          MARKETS: A substantial majority of the Company's revenues are generated from contracts with banks with assets over $50 billion ("Tier I Banks") and banks with assets of between $5 billion and $50 billion ("Tier II Banks"). The Company also targets smaller bank holding companies and independent banks with assets of between $550 million and $5 billion.

          SOURCE OF REVENUES: The Company derives its revenues from consulting and management service fees, software license fees, software implementation fees and hardware and other sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). The company enters into these contracts with its customers on a project-by-project basis. The Company also derives management service fees from the performance of certain management services.

           PRODUCTS AND SERVICES: The Company offers a wide range of consulting services and state-of-the-art, proprietary technology applications designed to address the unique requirements of the banking industry. The Company's solutions are sold individually, or complementary solutions may be sold together (similarly, software products may be sold individually or as part of a product suite). The following table summarizes the divisions through which the Company's offerings are delivered. Each division consists of several groups.


     DIVISIONS & GROUPS                 SOLUTIONS DESCRIPTION
     -------------------------          ----------------------------------------
     REVENUE ENHANCEMENT                INCREASES CUSTOMER REVENUES

       Liquidity Management             Reduces the amount of non-earning assets
                                        that a bank maintains in reserve
                                        accounts or in cash-on-hand

       Yield Management                 Improves operational work-flows,
                                        processes and pricing structures
                                        employed by a bank

     PAYMENT SYSTEMS                    DECREASES CUSTOMER SERVICE COSTS WHILE
                                        IMPROVING BACK OFFICE SERVICE

       Best Practices                   Delivery of total solutions for customer
                                        information management

       Consolidations                   Delivery of consulting services to help
                                        customers reduce costs, improve
                                        operating efficiencies and increase
                                        economies-of-scale through operations
                                        consolidations of operations

       Float Management                 Enhances bank float management through
                                        improved check collection, workflow,
                                        float allocation, and pricing

       Genisys Focuses on information management by utilizing the Company's proprietary barcode track and trace technology, coupled with utilizing the Internet as an information delivery vehicle

       Payment Electronification        Facilitates the electronification of
                                        paper checks, while reducing costs and
                                        risks associated with the check payment
                                        process

       Risk Management                  Reduces risk of loss from the check
                                        payment process as a result of
                                        operational failures, check fraud and
                                        litigation

     EMERGING SOLUTIONS                 DEVELOPMENT OF NEW BUSINESS
                                        OPPORTUNITIES OR DELIVERY OF MANAGEMENT
                                        SERVICES

       ECCHO Management Services        Focuses on management of the ECCHO
                                        organization

       Enabling Technologies            Focuses on developing proof of concept
                                        for new business opportunities with the
                                        criteria that once a solution is
                                        developed, it can be offered across the
                                        Company's key customer base

       Enterprise IT Services           Offers customized, enterprise-wide
                                        conversion, consolidation and
                                        integration consulting solutions in
                                        areas beyond payments systems, including subject matter and project management services, Year 2000 services and IT outsourcing services

          PRICING METHODS AND REVENUE RECOGNITION: The Company employs varying pricing methods for each of its four sources of revenue, resulting in a number of different revenue recognition practices. Consulting and management services are priced on (i) a time and materials basis (revenue is recognized as the services are performed), (ii) a fixed-price basis (revenue is recognized on a percentage-of-completion basis) and (iii) on a value-priced basis. In the case of value-priced contracts, the Company is paid on an agreed upon basis with the customer, either a specified percentage of the projected increased revenues or decreased costs that are expected to be derived by the customer over a period of up to twelve months following implementation of the Company's solution, or the actual increased revenues and/or decreased costs experienced by the customer over a period of up to twelve months following implementation of the Company's solution, subject in either case to a ceiling, if any is agreed to, on the total amount of payments to be made to the Company. Revenues generated in connection with value-priced contracts based upon projected results are recognized only upon completion of all services and agreement upon the actual fee to be paid (even though billings for such services may be delayed by mutual agreement for periods generally not to exceed twelve months). When fees are to be paid based on a percentage of actual revenues or savings, revenues are recognized only upon the completion of all services and as the amounts of actual revenues or savings are confirmed to the Company by the customer. Software license fees are priced on a fixed-price basis (with revenue recognized upon delivery, subject to certain conditions), on a value-priced basis (with revenue recognized in a fashion similar to that for consulting and management service fees) and in some cases on a per-transaction basis (with the related revenue being recognized and due on a monthly basis). Software maintenance and implementation fees are priced on a time and materials basis or on a fixed-price basis, and the related revenues are recognized on the basis consistent with that applied to consulting and management service fees. Finally, hardware sales are priced on the basis of the Company's cost plus a specified percentage, and related revenues are recognized upon shipment of the hardware.

          All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Risk Factors" in the Company's Form 10-K for the fiscal year ended January 31, 1999 on file with the Commission. Such risks include, without limitation, the risks associated with the Company's dependence on the banking industry, fluctuations in quarterly operating results, customer concentration, customer project risks, the Company's ability to manage growth, market acceptance of the Company's solutions, the absence of long-term agreements with customers, the potential for software and/or solutions defects, competition within the markets in which the Company competes, the Company's use of independent contractors, the Company's dependence on key personnel, the Company's ability to attract and retain qualified personnel, the impact of technological advances on the Company's business, the Company's dependence on proprietary technology and the risks associated with infringement, Year 2000 issues, the potential for liability claims, the risks associated with potential strategic alliances or acquisitions, government regulation and the risks associated with international operations. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" (as set forth in the aforementioned
     Form 10-K) and elsewhere in this report.

     RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated, the percentages that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                         Three Months Ended
                                                             April 30,
                                                       --------------------
                                                        1999           1998
                                                       ------         ------
Revenues:
     Consulting and management service fees            57.5%          45.9%
     Software license fees                              21.4           31.6
     Software maintenance fees                          10.4           10.5
     Software implementation fees                       10.0            9.0
     Hardware and other fees                              .7            3.0
                                                       ------         ------
     Total revenues                                    100.0          100.0

Costs of revenues:
     Consulting and management service fees             36.4           33.3
     Software license fees                               3.2            2.3
     Software maintenance fees                           4.6            4.6
     Software implementation fees                        4.5            5.9
     Hardware and other fees                              .7            2.1
                                                       ------         ------
     Total cost of revenues                             49.4           48.2

                                                       ------         ------
Gross profit                                            50.6           51.8
                                                       ------         ------
Operating costs and expenses:
     Selling general and administrative                 33.3           35.3
     Research and development                            9.1           10.9
                                                       ------         ------
               Total operating costs and expenses       42.4           46.2

Income from operations                                   8.3            5.6

Other income (expense)                                   1.6             .2
                                                       ------         ------
Income before provisions for income taxes                9.9            5.8
Provision from income taxes                              3.3            2.3
                                                       ------         ------
Net income                                              6.6%           3.5%
                                                       ------         ------
                                                       ------         ------

     Revenues

          REVENUES: The Company's total revenues increased 32.5% to $14.5 million for the quarter ended April 30, 1999 from $10.9 million for the quarter ended April 30, 1998.

          CONSULTING AND MANAGEMENT SERVICE FEES: Revenues from consulting and management service fees increased 66.0% to $8.3 million for the quarter ended April 30, 1999 from $5 million for the quarter ended April 30, 1998. Consulting and management service fees have grown as a result of continued demand for time and material services as well as value priced revenue enhancement consulting. The Company has expanded the use of value priced engagements due to their improved margins as well as their favorable reception from customers. Value priced engagements increased to $3.4 million in the three months ended April 30, 1999 from $800,000 in the three months ended April 30, 1998. Revenues related to value priced opportunities tend to fluctuate period-to-period and are likely to fluctuate in future periods.

          SOFTWARE LICENSE FEES: Revenues from software license fees decreased 10.5% to $3.1 million for the quarter ended April 30, 1999 from $3.5 million for the quarter ended April 30, 1998.

          SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 31.4% to $1.5 million for the quarter ended April 30, 1999 from $1.1 million for the quarter ended April 30, 1998. Increases in software maintenance fees have been driven by increased sales levels of software licenses during the previous twelve months resulting in growth in the number of customers under maintenance contracts.

          SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased 45.9% to $1.4 million for the quarter ended April 30, 1999 from $989,000 for the quarter ended April 30, 1998. Increases in software implementation fees have been driven by increased sales levels of software licenses, resulting in growth in the number of customers requiring implementation services.

          HARDWARE SALES: Revenues from hardware sales decreased 63.1% to $122,000 for the quarter ended April 30, 1999 from $331,000 for the quarter ended April 30, 1998. The Company sells hardware at the request of its customers, but does not consider hardware sales to be a meaningful part of its business.

COST OF REVENUES

          COST OF CONSULTING AND MANAGEMENT SERVICES: Cost of consulting and management services increased 44.6% to $5.3 million for the quarter ended April 30, 1999 from $3.6 million for the quarter ended April 30, 1998. Cost of consulting and management services as a percentage of consulting and management service fees decreased to 63.3% for the three months ended April 30, 1999 from 72.7% for the three months ended April 30, 1998. Cost of consulting and management services as a percentage of consulting and management services fees reflects increased margins relative to value priced engagements. Cost of consulting and management services consists primarily of personnel costs associated with time and material contracts and value priced efforts.

          COST OF SOFTWARE LICENSES: Cost of software licenses increased 82.8% to $468,000 for the quarter ended April 30, 1999 from $256,000 for the quarter ended April 30, 1998. Cost of software licenses as a percentage of software license fees increased to 15.1% for the three months ended April 30, 1999 from 7.4% for the three months ended April 30, 1998. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of liquidity management, risk management and consolidation software products. Increases in cost of software licenses as a percentage of software license fees reflect an increase in royalties paid resulting from changes in the mix of products sold during the period, as well as increases in amortization of capitalized development costs relative to certain software products reaching general release status during the three months ended April 30, 1999.

          COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased 33.1% to $664,000 for the quarter ended April 30, 1999 from $499,000 for the quarter ended April 30, 1998. Cost of software maintenance consists primarily of personnel costs associated with providing customer support for software products sold. Increases in costs associated with software maintenance reflect staffing increases to support increased customer support and maintenance revenue.

          COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased 1.4% to $646,000 for the quarter ended April 30, 1999 from
     $637,000 for the quarter ended April 30, 1998.   Cost of software
     implementation as a percentage of related fees decreased to 44.8% for the three months ended April 30, 1999 from 64.4% for the three months ended April 30, 1998. Decreases in costs associated with software implementation reflect improved efficiency of implementation engagements. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold.

          COST OF HARDWARE: Cost of hardware decreased 56.5% to $101,000 for the quarter ended April 30, 1999 from $232,000 for the quarter ended April 30, 1998. Decreases for the quarter ended April 30, 1999 is reflective of reductions in the amount of hardware sold during the quarter.

OPERATING COSTS AND EXPENSES

          SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased 25.0% to $4.8 million for the quarter ended April 30, 1999 from $3.9 million for the quarter ended April 30, 1998. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support the Company's expanding operations.

          RESEARCH AND DEVELOPMENT: Research and development expenses increased 10.3% to $1.3 million for the quarter ended April 30, 1999 from $1.2 million for the quarter ended April 30, 1998.

          OTHER INCOME: Other income increased to $241,000 for the quarter ended April 30, 1999 from $18,000 for the quarter ended April 30, 1998. Other income consists primarily of interest income on tax exempt short-term investments. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1998.

          PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal and state income taxes. The Company's effective income tax rate was 33.1% for the three months ended April 30, 1999, compared to 39.7% for the three months ended April 30,1998. Income taxes as a percentage of net income before provision for income taxes decreased due to the inclusion of tax exempt interest income in the quarterly period ending April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

          As of April 30, 1999, the Company had $52.6 million of working capital, including $22.8 million in cash, and cash equivalents, as compared to $52.1 million of working capital as of January 31,1999, including $20.7 million of cash and cash equivalents. Operating activities consumed $730,000 of available cash for the three months ended April 30, 1999 as compared to $1.4 million for the three months ended April 30, 1998, largely through growth in accounts receivable of $900,000 through reductions of accounts payable and accrued expenses of $752,000, and through reductions in deferred revenue of $517,000.

          Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for non-revenue related activities.

          The following table contains the quarterly days sales outstanding
     (DSO) with a comparative column which adds reimbursed expenses to the revenue portion of the computation:

                                                   DSO Including
                                                      Expense
           Quarter Ended           DSO            Reimbursements*
          -------------------------------------------------------
          January 31, 1999         163                  151
           April 30, 1999          175                  158

          * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.

          Cash provided by investing activities during the period ended April 30, 1999, of $2.6 million was generated by the sale of short-term investments of $4.2 million, less $1.2 million used to purchase furniture, equipment, and leasehold improvements due to growth in staff, and $417,000 invested in capitalized software.

          Cash provided by financing activities for the period ended April 30, 1999, was $207,000 and resulted primarily from the exercise of stock options.

          The Company no longer maintains a revolving credit facility in light of its substantial liquid working capital.

          The Company's future liquidity and capital requirements will depend upon numerous factors. The Company believes its current cash and cash equivalents and short-tern investment balances and cash generated from operations will be sufficient to meet the Company's operating and capital requirement through at least January 2000. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risk and uncertainties, and actual results could vary. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operation.

YEAR 2000

     STATE OF READINESS

          The Company has performed a company-wide evaluation to assess the ability of its products and its information technology ("IT") and non-IT systems to properly function and execute transactions in the Year 2000. The Company's Year 2000 Project is divided into three major sections: (a) Infrastructure, which includes internal management information systems, computers, servers, networks to support the business and any non-IT systems used in the operation of the business; (b) Third Party Suppliers, which includes those suppliers that provide the Company with software applications that are used in concert with the Company's products and service suppliers, such as Internet service providers and computer testing resources; and (c) Company Products and Services, which includes those products and services that generate revenue for the Company. The Project has been divided into six phases: (1) Awareness and Communication; (2) Inventory; (3) Assessment; (4) Renovation; (5) Testing; and (6) Rollout. As discussed below, the Company has substantially completed the first four phases of the Year 2000 Project for its Infrastructure, Third Party Suppliers and Customer Products and Services. All phases of the Project are expected to be completed by the third quarter of 1999.

     INFRASTRUCTURE

          The Company has completed the inventory, assessment and renovation phases of its IT and non-IT systems and is substantially complete with the testing phase for these systems. The Testing and Rollout phases of the Project are expected to be completed by September 1999. The Company has distributed a letter to each of its vendors that supply systems or software for its IT and non-IT systems to determine the vendors' Year 2000 status. A majority of the recipients have responded to the letter, and most of the respondents have given assurances that their products and services are able to function in the context of the Year 2000 Problem. The Company is assessing these responses and will continue to communicate with vendors that are material to the Company's operations to gain satisfactory assurances. If such assurances are not obtained, the Company will seek alternatives, including contracting with other vendors.

     THIRD PARTY SUPPLIERS

          The Company has taken an inventory of the applications from third party suppliers that are used in conjunction with the Company's products. The Company has contacted significant third-party suppliers in an effort to assess the state of their Year 2000 readiness. The Company has received information, or tested all of the applications from third-party suppliers used in the its products. Only one supplier has not been willing to certify the Year 2000 compliance of its application, although internal tests have disclosed no Year 2000 problems with this application. Because its bank customers require certifications regarding Year 2000 compliance, the Company has communicated with this supplier to determine a solution to this certification issue. The Company will be given access to the source code to conduct its own remediation and risk evaluation in conjunction with the testing already conducted.

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

     COSTS

          Through and including the first quarter of fiscal 1999, the Company has spent approximately $655,000 relating to labor costs for its Year 2000 Project. The Company has incurred no material replacement costs for non-compliant systems because it did not accelerate its replacement of any systems as a result of the Year 2000 issue. The Company currently estimates that its costs through fiscal year 1999 relating to the Year 2000 Project will be less than $850,000, the majority of which will be spent on the documentation process required by the Company's bank customers. Other costs, including replacement of non-compliant hardware and other equipment, are expected to be less than $200,000. Funds for the Year 2000 Project are expected to be paid for out of operations.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

          The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), which amends certain provisions of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP
     97-2"). The new SOP 98-9 will be effective for all transactions entered into by the Company subsequent to January 31, 2000. The Company is currently reviewing the impact of applying SOP 98-9.

          In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS and HEDGING ACTIVITIES ("SFAS 133"), which had been required to be adopted in years beginning after June 15, 1999. In May 1999, the FASB voted to defer the implementation date of Statement 133 for one year. Because the Company does not use derivatives, management does not anticipate that the adoption of the new statement will have an effect on earnings or the financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          INTEREST RATES. The Company invests its cash in a variety of financial instruments, primarily tax advantaged variable rate and fixed rate obligations of state and local municipalities, and educational entities and agencies. These investments are denominated in U.S. dollars.

          The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

          Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of one year, the Company intends to liquidate such securities if necessary within one year. The weighted-average interest rate on investment securities at April 30, 1999 was 5.82%. Amortized costs of short-term investments held at April 30, 1999 was $8.7 million, which approximates fair value.

PART II   OTHER INFORMATION

   ITEM 1.     LEGAL PROCEEDINGS

     None

   ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

   ITEM 5.     OTHER INFORMATION

     None

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          NUMBER         EXHIBIT DESCRIPTION

          27.1           Financial Data Schedule

     (b) Reports on Form 8-K

          During the Quarter ended April 30, 1999, the Company filed the following Current Reports on Form 8-K:

               Form 8-K dated February 12, 1999 announcing the acquisition of Genisys Operation, Inc., a Texas Corporation; and

               Form 8-KA dated April 14, 1999, which amended the Form 8-K dated February 12, 1999 to file restated financial statements to reflect the acquisition of Genisys.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARREKER-ANTINORI, INC.


By:     /s/ John D. Carreker, Jr.         Date:  June 14, 1999
   ---------------------------------           -------------------------
    John D. Carreker, Jr.
    Chairman of the Board and
    Chief Executive Officer

By:    /s/ Terry L. Gage                  Date:  June 14, 1999
   ---------------------------------           -------------------------
    Terry L. Gage
    Executive Vice President and
    Chief Financial Officer