Form 10-Q
period 1999-07-31
CARREKER ANTINORI INC
filed 1999-09-14
CIK 1057709

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

Commission file number ___0-24201________________

                             Carreker-Antinori, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                75-1622836
---------------------------------------     ---------------------------------
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                   Identification No.)


   4055 Valley View Lane, #1000
   Dallas, Texas                                       75244
-------------------------------------            -----------------------------
  (Address of principal executive office)              (Zip Code)

                                 (972) 458-1981
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value --- 18,561,886 shares as of August 31, 1999.

                             CARREKER-ANTINORI, INC.

                                      INDEX

PART I FINANCIAL INFORMATION                                                          PAGE
                                                                                     ------
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              at July 31, 1999 and January 31, 1999                                     3

              Condensed Consolidated Statements of Operations
              for the three and six months ended July 31, 1999
              and July 31, 1998                                                         4

              Condensed Consolidated Statements of Cash Flows
              for the six months ended July 31, 1999
              and July 31, 1998                                                         5

              Notes to Condensed Consolidated Financial Statements                      6


     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk               18

PART II OTHER INFORMATION

     Item 1.  Legal Proceedings                                                        19

     Item 2.  Changes in Securities and Use of Proceeds                                19

     Item 3.  Defaults Upon Senior Securities                                          19

     Item 4.  Submission of Matters to a Vote of Security Holders                      19

     Item 5.  Other Information                                                        19

     Item 6.  Exhibits and Reports on Form 8-K                                         19

SIGNATURES                                                                             20


PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                                              CARREKER-ANTINORI, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)


                                                                            July 31,           January 31,
                              ASSETS                                          1999                 1999
                                                                          (Unaudited)
                                                                         ---------------      ---------------
CURRENT ASSETS:
       Cash and cash equivalents                                              $  17,994            $  20,701
       Short term investments                                                     8,677               12,849
       Accounts receivable, net                                                  34,667               27,604
       Prepaid expenses and other assets                                          1,125                  681
       Deferred income taxes                                                        736                  736
                                                                         ---------------      ---------------
                           Total current assets                                  63,199               62,571
Furniture, equipment, and leasehold improvements, net                             3,948                2,673
Software costs capitalized, net                                                   4,414                3,279
Other assets                                                                        344                  213
                                                                         ---------------      ---------------
                          Total assets                                        $  71,905            $  68,736
                                                                         ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                        $  1,238            $   2,045
       Accrued compensation and benefits                                            610                  700
       Other accrued expenses                                                       805                  961
       Income taxes payable                                                       2,328                1,400
       Deferred revenue                                                           4,982                5,348
                                                                         ---------------      ---------------
                         Total current liabilities                                9,963               10,454
 Deferred income taxes                                                            1,201                1,151
                                                                         ---------------      ---------------
                         Total liabilities                                       11,164               11,605
                                                                         ---------------      ---------------
STOCKHOLDERS' EQUITY:
       Preferred Stock, $.01 par value, 2,000 shares
         authorized, none issued                                                   ----                 ----
       Common Stock, $.01 par value, 100,000 shares authorized,
         18,563 and 18,354 shares issued, at July 31 and January
         31, 1999, respectively                                                     186                  184
       Additional paid-in capital                                                44,770               44,563
       Less treasury stock, at cost:
             1 shares, as of July 31, 1999                                          (4)                 ----
       Deferred compensation                                                      (412)                (568)
       Retained earnings                                                         16,201               12,952
                                                                         ---------------      ---------------
                        Total stockholders' equity                               60,741               57,131
                                                                         ---------------      ---------------
                        Total liabilities and stockholders' equity            $  71,905            $  68,736
                                                                         ===============      ===============

                                              See accompanying notes.

                                 CARREKER-ANTINORI, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months Ended               Six Months Ended
                                                                             July 31,                       July 31,
                                                                  ---------------------------    ----------------------------
                                                                        1999            1998           1999             1998
                                                                  -----------     -----------    -----------    -------------
REVENUES:
        Consulting and management service fees                       $13,039           $ 6,589        $21,363         $ 11,603
        Software license fees                                          2,762             4,061          5,855            7,518
        Software maintenance fees                                      1,764             1,285          3,266            2,428
        Software implementation fees                                   1,232             2,136          2,675            3,125
        Hardware and other fees                                           75               227            197              558
                                                                  -----------      -----------    -----------    -------------
                      Total revenues                                  18,872            14,298         33,356           25,232

COSTS OF REVENUES:
        Consulting and management service fees                         6,162             3,905         11,433            7,549
        Software license fees                                            380               247            848              503
        Software maintenance fees                                        671               568          1,335            1,067
        Software implementation fees                                     808             1,205          1,454            1,842
        Hardware and other fees                                           60               186            161              418
                                                                  -----------      -----------    -----------    -------------
                 Total cost of revenues                                8,081             6,111         15,231           11,379

                                                                  -----------      -----------    -----------    -------------
GROSS PROFIT                                                          10,791             8,187         18,125           13,853
                                                                  -----------      -----------    -----------    -------------
OPERATING COSTS AND EXPENSES:
        Selling, general and administrative                            6,114             4,424         10,932            8,278
        Research and development                                       1,356             1,243          2,674            2,438
                                                                  -----------      -----------    -----------    -------------
                 Total operating costs and expenses                    7,470             5,667         13,606           10,716

Income from operations                                                 3,321             2,520          4,519            3,137
Other income                                                             316               205            557              223
                                                                  -----------      -----------    -----------    -------------

Income before provision for income taxes                               3,637             2,725          5,076            3,360
Provision for income taxes                                             1,351             1,011          1,827            1,263
                                                                  -----------      -----------    -----------    -------------
Net income                                                            $2,286           $ 1,714        $ 3,249          $ 2,097
                                                                  ===========      ===========    ===========    =============

Basic earnings per share                                              $ 0.12            $ 0.10        $  0.18          $  0.14
                                                                  ===========      ===========    ===========    =============
Diluted earnings per share                                            $ 0.12            $ 0.10        $  0.17          $  0.13
                                                                  ===========      ===========    ===========    =============

Shares used in computing basic earnings per share                     18,477            16,523         18,423           14,629
Shares used in computing diluted earnings per share                   19,078            17,736         18,961           16,239


                                              See accompanying notes.

                            CARREKER-ANTINORI, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (IN THOUSANDS)


                                                                                  Six Months Ended
                                                                                      July 31,
                                                                           -------------------------------
                                                                                  1999               1998
                                                                           ------------       ------------
OPERATING ACTIVITIES:
     Net Income                                                            $     3,249         $    2,097
     Adjustments to reconcile net income to net cash used in operating activities:
         Amortization of capitalized software                                      583                221
         Depreciation                                                            1,026                617
         Amortization of deferred compensation                                     156                126
         Deferred income taxes                                                      50                216
         Changes in assets and liabilities:
               Accounts receivable                                              (7,064)            (5,549)
               Prepaid expenses and other                                         (574)              (139)
               Accounts payable and accrued expenses                            (1,052)            (1,300)
               Taxes payable                                                       928                939
               Deferred revenue                                                   (366)              (620)
                                                                           ------------       ------------
                   Net cash used in operating activities                        (3,064)            (3,392)

INVESTING ACTIVITIES:
       Purchase of short-term investments                                         ----                (24)
       Sale of short-term investments                                            4,172               ----
       Purchase of furniture, equipment and leasehold improvements              (2,301)            (1,185)
       Software costs capitalized                                               (1,719)              (781)
                                                                           ------------       ------------
                  Net cash provided by (used in) investing activities              152             (1,990)

FINANCING ACTIVITIES:
        Purchase of treasury stock                                                  (4)                (8)
        Proceeds from sale of stock                                               ----             35,838
        Proceeds from stock options exercised                                      209              3,069
                                                                           ------------       ------------
                 Net cash provided by financing activities                         205             38,899

Net increase (decrease) in cash and cash equivalents                            (2,707)            33,517
Cash and cash equivalents at beginning of period                                20,701              2,485
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                     $17,994            $36,002
                                                                           ============       ============

Supplemental cash flow information:
    Cash paid for interest                                                  $     ----        $        26
                                                                           ============       ============

   Cash paid for income taxes                                               $      809        $       105
                                                                           ============       ============


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

     2.  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with original maturities of three months or less from the original purchase date to be cash equivalents. At July 31, 1999, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities.

     3.  SHORT TERM INVESTMENTS

                  The Company considers investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and the management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, at January 31 and July 31, 1999, respectively, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of July 31, 1999 all short-term investments mature from one to two years.

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

                  The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 31, 1999 and 1998 (in thousands, except per share amounts):


                                                                      Three Months Ended          Six Months Ended
                                                                            July 31,                   July 31,
                                                                      1999          1998          1999         1998
                                                                  ----------    ----------     ---------    ---------
               Basic earnings per share:
                 Net income                                       $   2,286       $ 1,714        $3,249      $ 2,097

                 Weighted average shares outstanding                 18,477        16,523        18,423       14,629

                               Basic earnings per share              $ 0.12       $  0.10        $ 0.18      $  0.14
                                                                  ----------    ----------     ---------    ---------

               Diluted earnings per share:
                 Net income                                       $   2,286       $ 1,714        $3,249      $ 2,097

                 Weighted average shares outstanding                 18,477        16,523        18,423       14,629
                 Assumed conversion of employee stock
                     options                                            601         1,213           538        1,610
                                                                  ----------    ----------     ---------    ---------
               Shares used in diluted earnings per share
                  calculation                                        19,078        17,736        18,961       16,239
                                                                  ==========    ==========     =========    =========

                               Diluted earnings per share         $    0.12       $  0.10        $ 0.17      $  0.13
                                                                  ==========    ==========     =========    =========

     5.  MANAGEMENT SERVICES

                  For the three and six months ended July 31, 1999 and 1998, the Company recognized revenue for management services provided to related parties in the following amounts (in thousands):

                                                     Three Months Ended                 Six Months Ended
                                                          July 31,                          July 31,
                                                 ----------------------------     -----------------------------
                                                     1999            1998            1999             1998
                                                 -------------    -----------     ------------    -------------
         Infiteq, LLC                                $     30       $    343         $     51           $  849
         Payment Solutions Network,
         Inc.                                             180            415              359              788
         Electronic Check Clearing
         House Organization                               238            250              505              529



          The Company had net receivables from related parties at July 31 in the following amounts (in thousands):

                                                                                        1999              1998
                                                                                        ----              ----
         Infiteq, LLC                                                                 $   79            $  157
         Payment Solutions Network, Inc.                                                 330               443
         Electronic Check Clearing House Organization                                     91               466

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

                  Included in corporate and unallocated are costs related to selling and marketing, unallocated corporate overhead expense, general software management, and incentive bonuses. Business segment results include costs for research and development as well as product royalty expense. Receivables, property and equipment and other assets are not included in the measures reviewed by the Company's chief operating decision-maker. Therefore, all Company assets have been included in the corporate and unallocated category in the following reportable segment disclosure. Segment information for the three month periods ended July 31, 1999 and 1998 is as follows (in thousands):

                                                         For the three month period ended July 31, 1999
                                                 -------------------------------------------------------------------------
                                                   Revenue         Payment       Emerging       Corporate
                                                 Enhancement       Systems      Solutions     & Unallocated        Total
                                                 ------------    -----------    -----------   --------------     ---------
Revenues
   Consulting and management service fees          $  7,017       $  3,361       $  2,661        $   ----        $ 13,039
   Software license fees ................               612          2,150           ----            ----           2,762
   Software maintenance fees ............               374          1,390           ----            ----           1,764
   Software implementation fees .........               195          1,037           ----            ----           1,232
   Hardware and other fees ..............              ----             75           ----            ----              75
                                                   --------       --------       --------         --------       --------

      Total revenues ....................          $  8,198       $  8,013       $  2,661        $   ----        $ 18,872
                                                   ========       ========       ========         ========       ========
Income (loss) from operations                      $  5,165       $  2,363       $    649        $ (4,856)       $  3,321

Assets ..................................              ----         ------           ----        $ 71,905        $ 71,905

Depreciation and
Amortization ............................          $    130       $    328       $     14        $    340        $    812

Capital expenditures ....................          $   ----       $    ----      $   ----        $  1,119        $  1,119


                                                         For the three month period ended July 31, 1998
                                                ------------------------------------------------------------------
                                                  Revenue          Payment    Emerging     Corporate
                                                 Enhancement       Systems   Solutions  & Unallocated     Total
                                                ------------------------------------------------------------------
Revenues
   Consulting and management service fees           $  3,453      $  1,999    $  1,137   $   ----        $  6,589
   Software license fees .................             1,171         2,890        ----       ----           4,061
   Software maintenance fees .............               209         1,076        ----       ----           1,285
   Software implementation fees ..........               722         1,414        ----       ----           2,136
   Hardware and other fees ...............              ----           227        ----       ----             227
                                                    --------      --------    --------   --------        --------
      Total revenues .....................          $  5,555      $  7,606    $  1,137   $   ----        $ 14,298
                                                    ========      ========    ========   ========        ========

Income (loss) from operations                       $  3,522      $  2,111    $    250   $ (3,363)       $  2,520

Assets ...................................          $    ---      $   ----    $   ----   $ 61,569        $ 61,569

Depreciation and
Amortization .............................          $     19      $    159    $      8   $    230        $    416

Capital expenditures .....................          $   ----      $   ----    $   ----   $    911        $    911


         Segment information for the six month periods ended July 31, 1999 and 1998 is as follows (in thousands):


                                                          For the six month period ended July 31, 1999
                                                ------------------------------------------------------------------------
                                                   Revenue          Payment     Emerging       Corporate
                                                 Enhancement        Systems    Solutions     & Unallocated     Total
                                                ------------------------------------------------------------------------
Revenues
   Consulting and management service fees           $ 10,855       $  6,257     $  4,251        $   ----      $ 21,363
   Software license fees .................             1,850          4,005         ----            ----         5,855
   Software maintenance fees .............               713          2,553         ----            ----         3,266
   Software implementation fees ..........               423          2,252         ----            ----         2,675
   Hardware and other fees ...............                              197         ----            ----           197
                                                    --------       ---------    ---------       --------     ---------
      Total revenues .....................          $ 13,841       $ 15,264     $  4,251        $   ----     $  33,356
                                                    ========       =========    =========       ========     =========

Income (loss) from operations                       $  8,152       $  4,583     $    567        $ (8,783)    $   4,519

Assets ...................................          $   ---        $   ----     $   ----        $ 71,905     $  71,905

Depreciation and
Amortization .............................          $   252        $    676     $     25        $    656     $   1,609

Capital expenditures .....................          $   ---        $   ----     $   ----        $  2,301     $   2,301


                                                                  For the six month period ended July 31, 1998
                                                 --------------------------------------------------------------------------------
                                                    Revenue          Payment        Emerging         Corporate
                                                  Enhancement        Systems        Solutions      & Unallocated          Total
                                                 --------------------------------------------------------------------------------
Revenues
   Consulting and management service fees           $ 4,369          $ 4,622          $ 2,612             ----           $11,603
   Software license fees .................            2,110            5,408             ----             ----             7,518
   Software maintenance fees .............              384            2,044             ----             ----             2,428
   Software implementation fees ..........            1,106            2,019             ----             ----             3,125
   Hardware and other fees ...............               --              558             ----             ----               558
                                                   --------          -------          -------          --------          --------
      Total revenues .....................          $ 7,969          $14,651          $ 2,612             ----           $25,232
                                                   ========          =======          =======          ========          ========

Income (loss) from operations                       $ 4,243          $ 4,806          $   951          $(6,863)          $ 3,137

Assets ...................................          $  ----          $  ----          $  ----          $61,569           $61,569

Depreciation and
Amortization .............................          $    37          $   382          $    15          $   410           $   844

Capital expenditures .....................          $    --          $    --          $    --          $ 1,185           $ 1,185


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

                  SOURCE OF REVENUES: The Company derives its revenues from consulting and management service fees, software license fees, software implementation fees and hardware and other sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). The company enters into these contracts with its customers on a project-by-project basis. The Company also derives management service fees from the performance of certain management services on behalf of Payment Solutions Network, Inc. (PSN), Electronic Check Clearing House Organization (ECCHO) and Infiteq, LLC.

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

         DIVISIONS & GROUPS                          SOLUTIONS DESCRIPTION
         ---------------------------------           ------------------------------------------
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

                  All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Company's financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Risk Factors" in the Company's Form 10-K for the fiscal year ended January 31, 1999, on file with the Commission. Such risks include, without limitation, the risks associated with the Company's dependence on the banking industry, fluctuations in quarterly operating results, customer concentration, customer project risks, the Company's ability to manage growth, market acceptance of the Company's solutions, the absence of long-term agreements with customers, the potential for software and/or solutions defects, competition within the markets in which the Company competes, the Company's use of independent contractors, the Company's dependence on key personnel, the Company's ability to attract and retain qualified personnel, the impact of technological advances on the Company's business, the Company's dependence on proprietary technology and the risks associated with infringement, Year 2000 issues, the potential for liability claims, the risks associated with potential strategic alliances or acquisitions, government regulation and the risks associated with international operations. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" (as set forth in the aforementioned Form 10-K) and elsewhere in this report.

       RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, the percentages that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                                            Three Months Ended          Six Months Ended
                                                                                 July 31,                   July 31,
                                                                         -------------------------    ----------------------
                                                                                1999         1998        1999          1998
                                                                         ------------    ---------    --------    ----------
         Revenues:
                 Consulting and management service fees                         69.2%         46.1%      64.0%         46.0%
                 Software license fees                                          14.6          28.4       17.6          29.8
                 Software maintenance fees                                       9.3           9.0        9.8           9.6
                 Software implementation fees                                    6.5          14.9        8.0          12.4
                 Hardware and other fees                                          .4           1.6         .6           2.2
                                                                         ------------    ---------- ----------    ----------
                               Total revenues                                  100.0         100.0      100.0         100.0

         Costs of revenues:
                 Consulting and management service fees                         32.7          27.3       34.3          29.9
                 Software license fees                                           2.0           1.7        2.5           2.0
                 Software maintenance fees                                       3.6           4.0        4.0           4.2
                 Software implementation fees                                    4.3           8.4        4.4           7.3
                 Hardware and other fees                                          .3           1.3         .5           1.7
                                                                         ------------    ---------- ----------    ----------
                          Total cost of revenues                                42.9          42.7       45.7          45.1

                                                                         ------------    ---------- ----------    ----------
         Gross profit                                                           57.1          57.3       54.3          54.9
                                                                         ------------    ---------- ----------    ----------

         Operating costs and expenses:
                 Selling general and administrative                             32.4          30.9       32.7          32.8
                 Research and development                                        7.2           8.7        8.0           9.7
                                                                         ------------    ---------- ----------    ----------
                          Total operating costs and expenses                    39.6          39.6       40.7          42.5

         Income from operations                                                 17.5          17.7       13.6          12.4

         Other income (expense)                                                  1.7           1.4        1.7            .9
                                                                         ------------    ---------- ----------    ----------

         Income before provisions for income taxes                              19.2          19.1       15.3          13.3
         Provision from income taxes                                             7.2           7.1        5.5           5.0

                                                                         ------------    ---------- ----------    ----------
         Net income                                                             12.0%         12.0%       9.8%          8.3%
                                                                         ============    ========== ==========     =========

         REVENUES

                  REVENUES: The Company's total revenues increased 32.0% to $18.9 million for the quarter ended July 31, 1999 from $14.3 million for the quarter ended July 31, 1998. The Company's total revenues increased 32.2% to $33.4 million for the six months ended July 31, 1999 from $25.2 million for the six months ended July 31, 1998.

                  CONSULTING AND MANAGEMENT SERVICE FEES: Revenues from consulting and management service fees increased 97.9% to $13.0 million for the quarter ended July 31, 1999 from $6.6 million for the quarter ended July 31, 1998. Revenues from consulting and management service fees increased 84.1% to $21.4 million for the six months ended July 31, 1999 from $11.6 million for the six months ended July 31, 1998. Consulting and management service fees have grown as a result of continued demand for time and material services as well as value priced revenue enhancement consulting. The Company has expanded the use of value priced engagements due to their improved margins as well as their favorable reception from customers. Revenues related to value priced opportunities tend to fluctuate period-to-period and are likely to fluctuate in future periods

                  SOFTWARE LICENSE FEES: Revenues from software license fees decreased 32.0% to $2.8 million for the quarter ended July 31, 1999 from $4.1 million for the quarter ended July 31, 1998. Revenues from software license fees decreased 22.1% to $5.9 million for the six months ended July 31, 1999 from $7.5 million for the six months ended July 31, 1998. Software license fees continued at reduced levels over the prior year periods as many of the Company's bank customers have limited moving new systems into production as they continue to commit resources to Year 2000 renovation and testing. Certain product offerings requiring limited client resources continue to experience significant demand while other, more intrusive product offerings have experienced reduced demand in light of the Year 2000 commitments of the Company's bank customers. To date, sales of software licenses have principally been derived from direct sales to customers.

                  SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 37.3% to $1.8 million for the quarter ended July 31, 1999 from $1.3 million for the quarter ended July 31, 1998. Revenues from software maintenance fees increased 34.5% to $3.3 million for the six months ended July 31, 1999 from $2.4 million for the six months ended July 31, 1998. Increases in software maintenance fees have been driven by continued growth in the installed customer base resulting in growth in the number of customers under maintenance contracts.

                  SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees decreased 42.3% to $1.2 million for the quarter ended July 31, 1999 from $2.1 million for the quarter ended July 31, 1998. Revenues from software implementation fees decreased 14.4% to $2.7 million for the six months ended July 31, 1999 from $3.1 million for the six months ended July 31, 1998. Decreases in software implementation fees have been driven by reduced sales levels of software licenses, resulting in a reduction in the number of customers requiring implementation services.

                  HARDWARE AND OTHER FEES: Revenues from hardware sales decreased 67.2% to $74,000 for the quarter ended July 31, 1999 from $227,000 for the quarter ended July 31, 1998. Revenues from hardware sales decreased 64.7% to $197,000 for the six months ended July 31, 1999 from $558,000 for the six months ended July 31, 1998. The Company sells hardware at the request of its customers, but does not consider hardware sales to be a meaningful part of its business.

         COST OF REVENUES

                  COST OF CONSULTING AND MANAGEMENT SERVICES: Cost of consulting and management services increased 57.8% to $6.2 million for the quarter ended July 31, 1999 from $3.9 million for the quarter ended July 31, 1998. Cost of consulting and management services increased 51.5% to $11.4 million for the six months ended July 31, 1999 from $7.5 million for the six months ended July 31, 1998. Cost of consulting and management services as a percentage of consulting and management service fees decreased to 47.3% for the three months ended July 31, 1999 from 59.3% for the three months ended July 31, 1998. Cost of consulting and management services as a percentage of consulting and management service fees decreased to 53.5% for the six months ended July 31, 1999 from 65.1% for the six months ended July 31, 1998. Cost of consulting and management services as a percentage of consulting and management services fees reflects continued growth in value priced engagements and a declining reliance on time and material contracts. Cost of consulting and management services consists primarily of personnel costs associated with time and material contracts and value priced efforts.

                  COST OF SOFTWARE LICENSES: Cost of software licenses increased 53.9% to $380,000 for the quarter ended July 31, 1999 from $247,000 for the quarter ended July 31, 1998. Cost of software licenses increased 68.5% to $848,000 for the six months ended July 31, 1999 from $503,000 for the six months ended July 31, 1998. Cost of software licenses as a percentage of software license fees increased to 13.8% for the three months ended July 31, 1999 from 6.1% for the three months ended July 31, 1998. Cost of the software licenses as a percentage of software license fees increased to 14.5% for the six months ended July 31, 1999 from 6.7% for the six months ended July 31, 1998. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of liquidity management and consolidation software products. Increases in cost of software licenses as a percentage of software license fees reflect an increase in software amortization cost.

                  COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased 18.2% to $671,000 for the quarter ended July 31, 1999 from $568,000 for the quarter ended July 31, 1998. Cost of software maintenance increased 25.2% to $1.3 million for the six months ended July 31, 1999 from $1.1 million for the six months ended July 31, 1998. Cost of software maintenance consists primarily of personnel costs associated with providing customer support for software products sold. Increases in costs associated with software maintenance reflect staffing increases to support increased customer support and maintenance revenue.

                  COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation decreased 32.9% to $800,000 for the quarter ended July 31, 1999 from $1.2 million for the quarter ended July 31, 1998. Cost of software implementation decreased 21.0% to $1.5 million for the six months ended July 31, 1999 from $1.8 million for the six months ended July 31, 1998. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold. Decreases in costs associated with software implementation reflect reductions in staffing required to support delivery of these services.

                  COST OF HARDWARE AND OTHER FEES: Cost of hardware decreased 67.9% to $60,000 for the quarter ended July 31, 1999 from $186,000 for the quarter ended July 31, 1998. Cost of hardware decreased 61.6% to $161,000 for the six months ended July 31, 1999 from $418,000 for the six months ended July 31, 1998. Decreases for the quarter and six months ended reflect reductions in the amount of hardware sold during the respective periods over the prior year periods.

         OPERATING COSTS AND EXPENSES

                  SELLING GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling general and administrative expenses increased 38.2% to $6.1 million for the quarter ended July 31, 1999 from $4.4 million for the quarter ended July 31, 1998. Selling general and administrative expenses increased 32.1% to $10.9 million for the six months ended July 31, 1999 from $8.3 million for the six months ended July 31, 1998. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support the Company's expanding operations.

                  RESEARCH AND DEVELOPMENT: Research and development expenses increased 9.1% to $1.4 million for the quarter ended July 31, 1999 from $1.2 million for the quarter ended July 31, 1998. Research and development expenses increased 9.7% to $2.7 million for the six months ended July 31, 1999 from $2.4 million for the six months ended July 31, 1998. Increases in research and development expense reflect a higher level of software development activity.

                  OTHER INCOME: Other income increased 54.0% to $316,000 for the quarter ended July 31, 1999 from $205,000 for the quarter ended July 31, 1998. Other income increased 149.4% to $557,000 for the six months ended July 31, 1999 from $223,000 for the six months ended July 31, 1998. Other income consists primarily of interest income on tax exempt short-term investments partially offset by interest expense on the Company's debt. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1998.

                  PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal and state income taxes. The Company's effective income tax rate was 37.1% and 36.0% for the three and six months ended July 31, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

                  As of July 31, 1999, the Company had $53.2 million of working capital, including $18.0 million in cash, and cash equivalents, as compared to $52.1 million of working capital as of January 31,1999, including $20.7 million of cash and cash equivalents. Operating activities consumed $3.1 million of available cash for the six months ended July 31, 1999 as compared to $3.4 million for the six months ended July 31, 1998, largely through growth in accounts receivable of $7.1 million and through reductions of accounts payable and accrued expenses of $1.1 million.

                  Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for non-revenue related activities.

                  The following table contains the quarterly days sales outstanding (DSO) with a comparative column which adds reimbursed expenses to the revenue portion of the computation:

                                                                               DSO Including
                                                                                  Expense
                            Quarter Ended                    DSO               Reimbursements*
                    ------------------------------ ------------------------ -----------------------
                          January 31, 1999                   163                     151
                          April 30, 1999                     175                     158
                          July 31, 1999                      169                     155

                  * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.

                  Cash provided by investing activities during the period ended July 31, 1999, of $152,000 was generated by the sale of short-term investments of $4.2 million, less $2.3 million used to purchase furniture, equipment, and leasehold improvements due to growth in staff, and $1.7 million invested in capitalized software.

                  Cash provided by financing activities for the period ended July 31, 1999, was $205,000 and resulted primarily from the exercise of stock options.

                  The Company no longer maintains a revolving credit facility in light of its substantial liquid working capital.

                  The Company's future liquidity and capital requirements will depend upon numerous factors. The Company believes its current cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet the Company's operating and capital requirement through at least July 2000. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risk and uncertainties, and actual results could vary. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operation.

     YEAR 2000

         STATE OF READINESS

                  The Company has performed a company-wide evaluation to assess the ability of its products and its information technology ("IT") and non-IT systems to properly function and execute transactions in the Year 2000. The Company's Year 2000 Project is divided into three major sections: (a) Infrastructure, which includes internal management information systems, computers, servers, networks to support the business and any non-IT systems used in the operation of the business;
         (b) Third Party Suppliers, which includes those suppliers that provide the Company with software applications that are used in concert with the Company's products and service suppliers, such as Internet service providers and computer testing resources; and (c) Company Products and Services, which includes those products and services that generate revenue for the Company. The Project has been divided into six phases: (1) Awareness and Communication; (2) Inventory; (3) Assessment; (4) Renovation; (5) Testing; and (6) Rollout. As discussed below, the Company has substantially completed the first four phases of the Year 2000 Project for its Infrastructure, Third Party Suppliers and Customer Products and Services. All phases of the Project are expected to be completed by September 30, 1999.

         INFRASTRUCTURE

                  The Company has completed the inventory, assessment and renovation phases of its IT and non-IT systems and is substantially complete with the testing phase for these systems. The Testing and Rollout phases of the Project are expected to be completed by September 30, 1999. The Company has distributed a letter to each of its vendors that supply systems or software for its IT and non-IT systems to determine the vendors' Year 2000 status. A majority of the recipients have responded to the letter, and most of the respondents have given assurances that their products and services are able to function in the context of the Year 2000 Problem. The Company is assessing these responses and will continue to communicate with vendors that are material to the Company's operations to gain satisfactory assurances. If such assurances are not obtained, the Company will seek alternatives, including contracting with other vendors.

        THIRD PARTY SUPPLIERS

                  The Company has taken an inventory of the applications from third party suppliers that are used in conjunction with the Company's products. The Company has contacted significant third-party suppliers in an effort to assess the state of their Year 2000 readiness. The Company has received information, or tested all of the applications from third-party suppliers used in the its products. Only one supplier has not been willing to certify the Year 2000 compliance of its application, although internal tests have disclosed no Year 2000 problems with this application. Because its bank customers require certifications regarding Year 2000 compliance, the Company has communicated with this supplier to determine a solution to this certification issue. The Company has been given access to the source code and has concluded its own remediation and risk evaluation in conjunction with the testing already conducted.

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

         COSTS

                  Through and including the second quarter of fiscal 1999, the Company has spent approximately $805,000 relating to labor costs for its Year 2000 Project. The Company has incurred no material replacement costs for non-compliant systems because it did not accelerate its replacement of any systems as a result of the Year 2000 issue. The Company currently estimates that its costs remaining through January 31, 2000 relating to the Year 2000 Project will be less than $50,000, the majority of which will be spent on the documentation process required by the Company's bank customers. Other costs, including replacement of non-compliant hardware and other equipment, are expected to be less than $200,000. Funds for the Year 2000 Project are expected to be paid for out of operations.

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

                  In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS and HEDGING ACTIVITIES ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. Because the Company does not use derivatives, management does not anticipate that the adoption of the new statement will have an effect on earnings or the financial position of the Company.

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

                  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of one year, the Company intends to liquidate such securities if necessary within one year. The weighted-average interest rate on investment securities at July 31, 1999 was 5.82%.

         Amortized costs of short-term investments held at July 31, 1999 was $8.7 million, which approximates fair value.

PART II   OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS

         None

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

     ITEM 5.  OTHER INFORMATION

            NONE

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    NUMBER           EXHIBIT DESCRIPTION
                   -------           -----------------------
                    27.1             Financial Data Schedule

              (b)   Reports on Form 8-K

                    None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CARREKER-ANTINORI, INC.




By:      /s/ John D. Carreker, Jr.                 Date:  September 14, 1999
  -----------------------------------------             -----------------------
    John D. Carreker, Jr.
    Chairman of the Board and
    Chief Executive Officer




By:             /s/ Terry L. Gage                  Date:   September 14, 1999
  -----------------------------------------             -----------------------
    Terry L. Gage
    Executive Vice President and
    Chief Financial Officer