Form 10-Q
period 1999-10-31
CARREKER ANTINORI INC
filed 1999-12-15
CIK 1057709

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

Commission file number    0-2420
                       -----------------------------

                             Carreker-Antinori, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     75-1622836
---------------------------------------            --------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

      4055 Valley View Lane, #1000
      Dallas, Texas                                            75244
-------------------------------------              --------------------------
      (Address of principal executive office)                (Zip Code)

                                 (972) 458-1981
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value --- 18,561,823 shares as of November 30, 1999.

                             CARREKER-ANTINORI, INC.

                                      INDEX


PART I     FINANCIAL INFORMATION                                                    PAGE
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              at October 31, 1999 and January 31, 1999                                3

              Condensed Consolidated Statements of Operations
              for the three and nine months ended October 31, 1999
              and October 31, 1998                                                    4

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended October 31, 1999
              and October 31, 1998                                                    5

              Notes to Condensed Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk             18

PART II    OTHER INFORMATION

     Item 1.  Legal Proceedings                                                      19

     Item 2.  Changes in Securities and Use of Proceeds                              19

     Item 3.  Defaults Upon Senior Securities                                        19

     Item 4.  Submission of Matters to a Vote of Security Holders                    19

     Item 5.  Other Information                                                      19

     Item 6.  Exhibits and Reports on Form 8-K                                       19

SIGNATURES                                                                           20

PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                             CARREKER-ANTINORI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          October 31,          January 31,
                                                                              1999                 1999
                              ASSETS                                      (Unaudited)
                                                                         ---------------      ---------------
CURRENT ASSETS:
       Cash and cash equivalents                                          $      16,405            $  20,701
       Short term investments                                                     8,677               12,849
       Accounts receivable, net                                                  40,170               27,604
       Prepaid expenses and other assets                                          1,125                  681
       Deferred income taxes                                                        736                  736
                                                                         ---------------      ---------------
                           Total current assets                                  67,113               62,571
Furniture, equipment, and leasehold improvements, net                             3,899                2,673
Software costs capitalized, net                                                   4,970                3,279
Other assets                                                                        344                  213
                                                                         ---------------      ---------------
                          Total assets                                    $      76,326            $  68,736
                                                                         ---------------      ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                     $     1,572            $   2,045
       Accrued compensation and benefits                                          1,411                  700
       Other accrued expenses                                                       902                  961
       Income taxes payable                                                       2,637                1,400
       Deferred revenue                                                           5,492                5,348
                                                                         ---------------      ---------------
                         Total current liabilities                               12,014               10,454
 Deferred income taxes                                                            1,988                1,151
                                                                         ---------------      ---------------
                         Total liabilities                                       14,002               11,605
                                                                         ---------------      ---------------
STOCKHOLDERS' EQUITY:
       Preferred Stock, $.01 par value, 2,000 shares
         authorized, none issued                                                   ----                 ----
     Common Stock, $.01 par value, 100,000 shares authorized,
         18,563 and 18,354 shares issued at October 31 and
         January 31, 1999, respectively                                             186                  184
       Additional paid-in capital                                                44,241               44,563
       Less treasury stock, at cost:
             1 shares, as of October 31, 1999                                       (6)                 ----
       Deferred compensation                                                       (332)                (568)
       Retained earnings                                                         18,235               12,952
                                                                         ---------------      ---------------
                        Total stockholders' equity                               62,324               57,131
                                                                         ---------------      ---------------
                        Total liabilities and stockholders' equity         $     76,326            $  68,736
                                                                         ---------------      ---------------
                                                                         ---------------      ---------------


                             See accompanying notes.

                             CARREKER-ANTINORI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       Three Months Ended              Nine Months Ended
                                                                           October 31,                    October 31,
                                                                  ---------------------------    ----------------------------
                                                                        1999            1998           1999             1998
                                                                  -----------     -----------    -----------    -------------
REVENUES:
        Consulting and management service fees                      $ 15,072          $ 7,273       $ 36,436        $ 18,876
        Software license fees                                          2,692            3,818          8,546          11,336
        Software maintenance fees                                      1,677            1,226          4,943           3,654
        Software implementation fees                                   1,391            2,072          4,066           5,197
        Hardware and other fees                                           34              160            230             718
                                                                  -----------     -----------    -----------    -------------
                      Total revenues                                  20,866           14,549         54,221          39,781

COSTS OF REVENUES:
        Consulting and management service fees                         8,044            4,211         19,477          11,760
        Software license fees                                            394              303          1,241             806
        Software maintenance fees                                        689              619          2,025           1,686
        Software implementation fees                                     542            1,130          1,996           2,972
        Hardware and other fees                                           23              110            183             528
                                                                  -----------     -----------    -----------    -------------
 Total cost of revenues                                                9,692            6,373         24,922          17,752
                                                                  -----------     -----------    -----------    -------------
GROSS PROFIT                                                          11,174            8,176         29,299          22,029

OPERATING COSTS AND EXPENSES:
        Selling, general and administrative                            6,907            4,984         17,839          13,262
        Research and development                                       1,313              962          3,987           3,400
                                                                  -----------     -----------    -----------    -------------
Total operating costs and expenses                                     8,220            5,946         21,826          16,662

Income from operations                                                 2,954            2,230          7,473           5,367
Other income                                                             223              366            780             589
                                                                  -----------     -----------    -----------    -------------

Income before provision for income taxes                               3,177            2,596          8,253           5,956
Provision for income taxes                                             1,144              926          2,971           2,189
                                                                  -----------     -----------    -----------    -------------
Net income                                                           $ 2,033          $ 1,670        $ 5,282         $ 3,767
                                                                  -----------     -----------    -----------    -------------
                                                                  -----------     -----------    -----------    -------------

Basic earnings per share                                              $ 0.11           $ 0.09         $ 0.29            0.24
                                                                  -----------     -----------    -----------    -------------
                                                                  -----------     -----------    -----------    -------------
Diluted earnings per share                                            $ 0.11           $ 0.09         $ 0.28            0.22
                                                                  -----------     -----------    -----------    -------------
                                                                  -----------     -----------    -----------    -------------

Shares used in computing basic earnings per share                     18,499           17,675         18,448          15,644
Shares used in computing diluted earnings per share                   18,963           18,768         18,961          17,082


                             See accompanying notes.

                             CARREKER-ANTINORI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   Nine Months Ended
                                                                                      October 31,
                                                                           -------------------------------
                                                                                  1999               1998
                                                                           ------------       ------------
OPERATING ACTIVITIES:
     Net Income                                                                $ 5,282            $ 3,767
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Amortization of capitalized software                                      875                319
         Depreciation                                                            1,693                985
         Amortization of deferred compensation                                     236                188
         Deferred income taxes                                                     837                320
         Changes in assets and liabilities:
               Accounts receivable                                             (12,566)           (12,487)
               Prepaid expenses and other                                         (575)                31
               Accounts payable and accrued expenses                               180             (1,595)
               Taxes payable                                                     1,237              1,749
               Deferred revenue                                                    144               (481)
                                                                           ------------       ------------
                   Net cash used in operating activities                        (2,657)            (7,204)

INVESTING ACTIVITIES:
       Purchase of short-term investments                                          ---                (48)
       Sale of short-term investments                                            4,172                ---
       Purchase of furniture, equipment and leasehold improvements              (2,919)            (1,561)
       Software costs capitalized                                               (2,566)            (1,112)
                                                                           ------------       ------------
                  Net cash (used in) investing activities                       (1,313)            (2,721)

FINANCING ACTIVITIES:
        Purchase of treasury stock                                                (574)               (8)
        Proceeds from sale of stock                                                ---             35,837
        Proceeds from stock options exercised                                      248              3,232
                                                                           ------------       ------------
                 Net cash (used in) provided by financing activities              (326)            39,061

Net (decrease) increase in cash and cash equivalents                            (4,296)            29,138
Cash and cash equivalents at beginning of period                                20,701              2,485
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                     $16,405            $31,623
                                                                           ------------       ------------
                                                                           ------------       ------------

Supplemental cash flow information:
    Cash paid for interest                                                     $   ---         $       43
                                                                           ------------       ------------
                                                                           ------------       ------------

   Cash paid for income taxes                                                   $  886             $  119
                                                                           ------------       ------------
                                                                           ------------       ------------


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

     2.  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with original maturities of three months or less from the original purchase date to be cash equivalents. At October 31, 1999, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities.

     3.  SHORT TERM INVESTMENTS

                  The Company considers investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and the management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, at January 31 and October 31, 1999, respectively, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of October 31, 1999 all short-term investments mature from one to two years.

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

                  The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 31, 1999 and 1998 (in thousands, except per share amounts):


                                                               Three Months Ended           Nine Months Ended
                                                                    October 31,                   October 31,
                                                                1999          1998           1999           1998
                                                             ----------    ----------     ----------     ----------
         Basic earnings per share:
            Net income                                         $ 2,033       $ 1,670        $ 5,282       $ 3,767

            Weighted average shares outstanding                 18,499        17,675         18,448        15,644

                          Basic earnings per share              $ 0.11        $ 0.09         $ 0.29        $ 0.24
                                                             ----------    ----------     ----------     ----------
                                                             ----------    ----------     ----------     ----------
         Diluted earnings per share:
            Net income                                         $ 2,033       $ 1,670        $ 5,282       $ 3,767

            Weighted average shares outstanding                 18,499        17,675         18,448        15,644
            Assumed conversion of employee
             stock options                                         464         1,093            513         1,438
                                                             ----------    ----------     ----------    ----------
            Shares used in diluted earnings per share
             calculation                                        18,963        18,768         18,961        17,082
                                                             ----------    ----------     ----------     ----------
                                                             ----------    ----------     ----------     ----------

                     Diluted earnings per share                 $ 0.11        $ 0.09         $ 0.28        $ 0.22
                                                              ----------    ----------     ----------     ----------
                                                              ----------    ----------     ----------     ----------

     5.  MANAGEMENT SERVICES

                  For the three and nine months ended October 31, 1999 and 1998, the Company recognized revenue for management services provided to related parties in the following amounts (in thousands):


                                                     Three Months Ended                Nine Months Ended
                                                         October 31,                      October 31,
                                                 ----------------------------     -----------------------------
                                                     1999            1998            1999             1998
                                                 -------------    -----------     ------------    -------------
         Infiteq, LLC                                   $ ---          $ 158             $ 51          $ 1,007
         Payment Solutions Network, Inc.                  245            296              605            1,045
         Electronic Check Clearing House
         Organization                                     250            234              755              763


         The Company had net receivables from related parties at October 31 in the following amounts (in thousands):


                                                                                        1999              1998
                                                                                        ----              ----
         Infiteq, LLC                                                                   $ 74              $  4
         Payment Solutions Network, Inc.                                                 333               291
         Electronic Check Clearing House Organization                                     86               348

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

                  Included in corporate and unallocated are costs related to selling and marketing, unallocated corporate overhead expense, general software management, and incentive bonuses. Business segment results include costs for research and development as well as product royalty expense. Receivables, property and equipment and other assets are not included in the measures reviewed by the Company's chief operating decision-maker. Therefore, all Company assets have been included in the corporate and unallocated category in the following reportable segment disclosure. Segment information for the three month and nine month periods ended October 31, 1999 and 1998 is as follows (in thousands):


                                                                For the three months ended October 31, 1999
                                                 -----------------------------------------------------------------------
                                                   Revenue        Payment       Emerging      Corporate
                                                  Enhancement     Systems      Solutions    & Unallocated     Total
                                                 ---------------------------- ------------------------------------------
    Revenues
       Consulting and management service fees.   $     7,406   $     3,646    $    4,020   $      ----     $     15,072
       Software license fees....................         794         1,898          ----          ----            2,692
       Software maintenance fees................         382         1,295          ----          ----            1,677
       Software implementation fees.............         307         1,084          ----          ----            1,391
       Hardware and other fees..................        ----            34          ----          ----               34
                                                  -----------  ------------   -----------  -------------   -------------
          Total revenues........................     $ 8,889       $ 7,957       $ 4,020      $    ----        $ 20,866
                                                  -----------  ------------   -----------  -------------   -------------
                                                  -----------  ------------   -----------  -------------   -------------

    Income (loss) from operations                    $ 5,358       $ 1,066       $ 1,533      $ (5,003)        $  2,954

    Assets......................................     $  ----       $  ----       $  ---       $ 76,326         $ 76,326

    Depreciation and
    Amortization................................     $   129       $   287       $    21      $    523         $    960

    Capital expenditures........................     $  ----       $  ----       $  ----      $    618         $    618


                                                              For the three months ended October 31, 1998
                                                 -----------------------------------------------------------------------
                                                   Revenue        Payment       Emerging      Corporate
                                                  Enhancement     Systems      Solutions    & Unallocated     Total
                                                 ---------------------------- ------------------------------------------
    Revenues
       Consulting and management service fees.      $  4,064      $  2,015      $  1,194      $   ----        $   7,273
       Software license fees...................          999         2,819          ----          ----            3,818
       Software maintenance fees...............          221         1,005          ----          ----            1,226
       Software implementation fees............          247         1,825          ----          ----            2,072
       Hardware and other fees.................         ----           160          ----          ----              160
                                                  -----------  ------------   -----------  -------------   -------------
          Total revenues.......................     $  5,531      $  7,824       $ 1,194       $   ----       $  14,549
                                                  -----------  ------------   -----------  -------------   -------------
                                                  -----------  ------------   -----------  -------------   -------------

    Income (loss) from operations                   $  3,891      $  2,490        $  226      $ (4,377)        $  2,230

    Assets.....................................     $   ----      $  2,490        $ ----       $ 64,240       $  64,240

    Depreciation and
    Amortization...............................     $     43      $    182        $   7          $  228         $   460

    Capital expenditures.......................     $   ----      $   ----        $ ----         $  375         $   375


                                                                 For the nine months ended October 31, 1999
                                                 -----------------------------------------------------------------------
                                                   Revenue        Payment       Emerging      Corporate
                                                  Enhancement     Systems      Solutions    & Unallocated     Total
                                                 ---------------------------- ------------------------------------------
    Revenues
       Consulting and management service fees.      $ 18,262      $  9,903       $ 8,271      $   ----        $  36,436
       Software license fees...................        2,643         5,904          ----          ----            8,547
       Software maintenance fees...............        1,095         3,848          ----          ----            4,943
       Software implementation fees............          730         3,336          ----          ----            4,066
       Hardware and other fees.................         ----           230          ----          ----              230
                                                  -----------  ------------   -----------  -------------   -------------
          Total revenues.......................     $ 22,730      $ 23,221       $ 8,271      $   ----        $  54,222
                                                  -----------  ------------   -----------  -------------   -------------
                                                  -----------  ------------   -----------  -------------   -------------

    Income (loss) from operations                   $ 13,510      $  5,808       $ 2,100     $ (13,945)       $   7,473

    Assets.....................................     $   ----      $   ----       $  ----     $  76,326        $  76,326

    Depreciation and
    Amortization...............................     $    381      $    962       $    46     $   1,179        $   2,568

    Capital expenditures.......................     $   ----      $   ----       $   ----    $  $2,919         $  2,919


                                                                For the nine months ended October 31, 1998
                                                 -----------------------------------------------------------------------
                                                   Revenue        Payment       Emerging      Corporate
                                                  Enhancement     Systems      Solutions    & Unallocated     Total
                                                 ---------------------------- ------------------------------------------
    Revenues
       Consulting and management service fees.      $  8,433      $   6,638    $    3,805      $   ----        $ 18,876
       Software license fees......................     3,109          8,227          ----          ----          11,336
       Software maintenance fees..................       606          3,048          ----          ----           3,654
       Software implementation fees..............      1,353          3,844          ----          ----           5,197
       Hardware and other fees.....................     ----            718          ----          ----             718
                                                   ----------   -----------    ----------   ------------   ------------
          Total revenues.........................   $ 13,501       $ 22,475         3,805      $   ----          39,781
                                                   ----------  ------------   -----------  -------------   ------------
                                                   ----------  ------------   -----------  -------------   ------------

    Income (loss) from operations                   $  8,133       $  7,296    $    1,177      $ (11,239)     $   5,367

    Assets.......................................   $   ----       $   ----    $     ----      $  64,240      $  64,240

    Depreciation and
    Amortization.................................   $     80       $   565     $      21       $    638       $   1,304

    Capital expenditures.........................   $   ----       $  ----     $    ----       $  1,561        $  1,561


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

                  SOURCE OF REVENUES: The Company derives its revenues from consulting and management service fees, software license fees, software maintenance fees, software implementation fees and hardware and other sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). The Company enters into these contracts with its customers on a project-by-project basis. The Company also derives management service fees from the performance of certain management services on behalf of Payment Solutions Network
         (PSN), Electronic Check Clearing House Organization (ECCHO) and Infiteq, LLC.

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

         DIVISIONS & GROUPS             SOLUTIONS DESCRIPTION
         ------------------             ---------------------------
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

                                                               Three Months Ended           Nine Months Ended
                                                                  October 31,                  October 31,
                                                            -------------------------    ------------------------
                                                                   1999         1998        1999          1998
                                                            ------------    ---------    --------    ----------
         Revenues:
                 Consulting and management service fees            72.2%         50.0%      67.2%         47.4%
                 Software license fees                             12.9          26.2       15.8          28.5
                 Software maintenance fees                          8.0           8.4        9.1           9.2
                 Software implementation fees                       6.7          14.2        7.5          13.1
                 Hardware and other fees                            0.2           1.1        0.4           1.8
                                                            ------------    ---------- ----------    ----------
                               Total revenues                     100.0         100.0      100.0         100.0

         Costs of revenues:
                 Consulting and management service fees            38.6          28.9       36.0          29.6
                 Software license fees                              1.9           2.1        2.3           2.0
                 Software maintenance fees                          3.3           4.3        3.7           4.2
                 Software implementation fees                       2.6           7.8        3.7           7.5
                 Hardware and other fees                            0.1           0.8        0.3           1.3
                                                            ------------    ---------- ----------    ----------
                          Total cost of revenues                   46.4          43.8       46.0          44.6

                                                            ------------    ---------- ----------    ----------
         Gross profit                                              53.6          56.2       54.0          55.4
                                                            ------------    ---------- ----------    ----------

         Operating costs and expenses:
                 Selling general and administrative                33.1          34.3       32.9          33.3
                 Research and development                           6.3           6.6        7.4           8.6
                                                            ------------    ---------- ----------    ----------
                          Total operating costs and expenses       39.4          40.9       40.3          41.9

         Income from operations                                    14.2          15.3       13.7          13.5

         Other income (expense)                                     1.0           2.5        1.5           1.5
                                                            ------------    ---------- ----------    ----------

         Income before provisions for income taxes                 15.2          17.8       15.2          15.0
         Provision from income taxes                                5.5           6.3        5.5           5.5

                                                            ---------------    --------- -------------    --------
         Net income                                                 9.7%         11.5%       9.7%          9.5%
                                                            ---------------    --------- -------------    --------
                                                            ---------------    --------- -------------    --------

         REVENUES

                  REVENUES: The Company's total revenues increased 43.4% to $20.9 million for the quarter ended October 31, 1999 from $14.5 million for the quarter ended October 31, 1998. The Company's total revenues increased 36.3% to $54.2 million for the nine months ended October 31, 1999 from $39.8 million for the nine months ended October 31, 1998.

                  CONSULTING AND MANAGEMENT SERVICE FEES: Revenues from consulting and management service fees increased 107.2% to $15.1million for the quarter ended October 31, 1999 from $7.3 million for the quarter ended October 31, 1998. Revenues from consulting and management service fees increased 93.0% to $36.4 million for the nine months ended October 31, 1999 from $18.9 million for the nine months ended October 31, 1998. Consulting and management service fees have grown as a result of continued demand for time and material services as well as value priced revenue enhancement consulting. The Company has expanded the use of value priced engagements due to their improved margins as well as their favorable reception from customers. Revenues related to value priced opportunities tend to fluctuate period-to-period and are likely to fluctuate in future periods.

                  SOFTWARE LICENSE FEES: Revenues from software license fees decreased 29.5% to $2.7 million for the quarter ended October 31, 1999 from $3.8 million for the quarter ended October 31, 1998. Revenues from software license fees decreased 24.6% to $8.5 million for the nine months ended October 31, 1999 from $11.3 million for the nine months ended October 31, 1998. Software license fees continued at reduced levels over the prior year periods as many of the Company's bank customers have limited moving new systems into production as they continue to commit resources to Year 2000 renovation and testing. Certain product offerings requiring limited client resources continue to experience significant demand while other, more intrusive product offerings have experienced reduced demand in light of the Year 2000 commitments of the Company's bank customers. To date, sales of software licenses have principally been derived from direct sales to customers.

                  SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 36.8% to $1.7 million for the quarter ended October 31, 1999 from $1.2 million for the quarter ended October 31, 1998. Revenues from software maintenance fees increased 35.3% to $4.9 million for the nine months ended October 31, 1999 from $3.7 million for the nine months ended October 31, 1998. Increases in software maintenance fees have been driven by continued growth in the installed customer base resulting in growth in the number of customers under maintenance contracts.

                  SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees decreased 32.9% to $1.4 million for the quarter ended October 31, 1999 from $2.1 million for the quarter ended October 31, 1998. Revenues from software implementation fees decreased 21.8% to $4.1 million for the nine months ended October 31, 1999 from $5.2 million for the nine months ended October 31, 1998. Decreases in software implementation fees have been driven by reduced sales levels of software licenses, resulting in a reduction in the number of customers requiring implementation services.

                  HARDWARE AND OTHER FEES: Revenues from hardware sales decreased 79.1% to $34,000 for the quarter ended October 31, 1999 from $160,000 for the quarter ended October 31, 1998. Revenues from hardware sales decreased 67.9% to $230,000 for the nine months ended October 31, 1999 from $718,000 for the nine months ended October 31, 1998. The Company sells hardware at the request of its customers, but does not consider hardware sales to be a meaningful part of its business.

         COST OF REVENUES

                  COST OF CONSULTING AND MANAGEMENT SERVICES: Cost of consulting and management services increased 91.0% to $8.0 million for the quarter ended October 31, 1999 from $4.2 million for the quarter ended October 31, 1998. Cost of consulting and management services increased 65.6% to $19.5 million for the nine months ended October 31, 1999 from $11.8 million for the nine months ended October 31, 1998. Cost of consulting and management services as a percentage of consulting and management service fees decreased to 53.4% for the three months ended October 31, 1999 from 57.9% for the three months ended October 31, 1998. Cost of consulting and management services as a percentage of consulting and management service fees decreased to 53.5% for the nine months ended October 31, 1999 from 62.3% for the nine months ended October 31, 1998. Reductions in the cost of consulting and management services as a percentage of consulting and management services fees reflects continued growth in value priced engagements. Cost of consulting and management services consists primarily of personnel costs associated with time and material and value priced contracts.

                  COST OF SOFTWARE LICENSES: Cost of software licenses increased 29.9% to $394,000 for the quarter ended October 31, 1999 from $303,000 for the quarter ended October 31, 1998. Cost of software licenses increased 54.0% to $1.2 million for the nine months ended October 31, 1999 from $806,000 for the nine months ended October 31, 1998. Cost of software licenses as a percentage of software license fees increased to 14.6% for the three months ended October 31, 1999 from 7.9% for the three months ended October 31, 1998. Cost of the software licenses as a percentage of software license fees increased to 14.5% for the nine months ended October 31, 1999 from 7.1% for the nine months ended October 31, 1998. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of liquidity management and consolidation software products. Increases in cost of software licenses as a percentage of software license fees reflect an increase in software amortization cost, and a decrease in license fees.

                  COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased 11.4% to $690,000 for the quarter ended October 31, 1999 from $619,000 for the quarter ended October 31, 1998. Cost of software maintenance increased 20.1% to $2.0 million for the nine months ended October 31, 1999 from $1.7 million for the nine months ended October 31, 1998. Cost of software maintenance consists primarily of personnel costs associated with providing customer support for software products sold. Increases in costs associated with software maintenance reflect staffing increases to support increased customer support and maintenance revenue.

                  COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation decreased 52.0% to $542,000 for the quarter ended October 31, 1999 from $1.1 million for the quarter ended October 31, 1998. Cost of software implementation decreased 32.8% to $2.0 million for the nine months ended October 31, 1999 from $3.0 million for the nine months ended October 31, 1998. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold. Decreases in costs associated with software implementation reflect reductions in sales of software implementation services.

                  COST OF HARDWARE AND OTHER FEES: Cost of hardware decreased 79.2% to $23,000 for the quarter ended October 31, 1999 from $110,000 for the quarter ended October 31, 1998. Cost of hardware decreased 65.3% to $183,000 for the nine months ended October 31, 1999 from $528,000 for the nine months ended October 31, 1998. These decreases reflect reductions in the amount of hardware sold during the respective periods over the prior year periods.

         OPERATING COSTS AND EXPENSES

                  SELLING GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling, general and administrative expenses increased 38.6% to $6.9 million for the quarter ended October 31, 1999 from $5.0 million for the quarter ended October 31, 1998. Selling general and administrative expenses increased 34.5% to $17.8 million for the nine months ended October 31, 1999 from $13.3 million for the nine months ended October 31, 1998. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support the Company's expanding operations.

                  RESEARCH AND DEVELOPMENT: Research and development expenses increased 36.5% to $1.3 million for the quarter ended October 31, 1999 from $1.0 million for the quarter ended October 31, 1998. Research and development expenses increased 17.3% to $4.0 million for the nine months ended October 31, 1999 from $3.4 million for the nine months ended October 31, 1998. Increases in research and development expense reflect a higher level of software development activity.

                  OTHER INCOME: Other income decreased 39.0% to $223,000 for the quarter ended October 31, 1999 from $366,000 for the quarter ended October 31, 1998. Other income increased 32.4% to $780,000 for the nine months ended October 31, 1999 from $589,000 for the nine months ended October 31, 1998. Other income consists primarily of interest income on tax-exempt short-term investments partially offset by interest expense on the Company's debt. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments resulting from net proceeds of the initial public offering of the Company's common stock which was completed in May 1998.

                  PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal and state income taxes. The Company's effective income tax rate was 36.0% for the three and nine months ended October 31, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

                  As of October 31, 1999, the Company had $55.1 million of working capital, including $16.4 million in cash, and cash equivalents, as compared to $52.1 million of working capital as of January 31, 1999, including $20.7 million of cash and cash equivalents. Operating activities consumed $2.7 million of available cash for the nine months ended October 31, 1999 as compared to $7.2 million for the nine months ended October 31, 1998, largely through growth in accounts receivable of $12.5 million and through increases of accounts payable and accrued expenses of $1.6 million.

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

                  The following table contains the quarterly days sales outstanding (DSO) with a comparative column which adds reimbursed expenses to the revenue portion of the computation:


                                                                            DSO Including Expense
                            Quarter Ended                    DSO               Reimbursements*
                    ------------------------------ ------------------------ -----------------------
                          January 31, 1999                   163                     151
                           April 30, 1999                    175                     158
                            July 31, 1999                    169                     155
                          October 31, 1999                   177                     160

                  * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.

                  Cash consumed by investing activities during the period ended October 31, 1999, of $1.3 million was generated by the sale of short-term investments of $4.2 million, less $2.9 million used to purchase furniture, equipment, and leasehold improvements due to growth in staff, and $2.6 million invested in capitalized software.

                  Cash consumed by financing activities for the period ended October 31, 1999, was $326,000 and resulted primarily from 248,000 received through the exercise of stock options offset by $574,000 used to re-purchase shares of company stock.

                  The Company no longer maintains a revolving credit facility in light of its substantial liquid working capital.

                  The Company's future liquidity and capital requirements will depend upon numerous factors. The Company believes its current cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet the Company's operating and capital requirement through at least October 2000. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risk and uncertainties, and actual results could vary. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operation.

     YEAR 2000

         STATE OF READINESS

                  The Company has performed a company-wide evaluation to assess the ability of its products and its information technology ("IT") and non-IT systems to properly function and execute transactions in the Year 2000. The Company's Year 2000 Project is divided into three major sections: (a) Infrastructure, which includes internal management information systems, computers, servers, networks to support the business and any non-IT systems used in the operation of the business;
         (b) Third Party Suppliers, which
         includes those suppliers that provide the Company with software applications that are used in concert with the Company's products and service suppliers, such as Internet service providers and computer testing resources; and (c) Company Products and Services, which includes those products and services that generate revenue for the Company. The Project has been divided into six phases: (1) Awareness and Communication; (2) Inventory; (3) Assessment; (4) Renovation; (5) Testing; and (6) Rollout. As discussed below, the Company has substantially completed the all phases of the Year 2000 Project for its Infrastructure, Third Party Suppliers and Customer Products and Services.

         INFRASTRUCTURE

                  The Company has completed the inventory, assessment, renovation and testing of its IT and non-IT systems and is substantially complete with validation of test results and compliance information for these systems. The Company has distributed a letter to each of its vendors that supply systems or software for its IT and non-IT systems to determine the vendors' Year 2000 status. A majority of the recipients have responded to the letter, and most of the respondents have given assurances that their products and services are able to function in the context of the Year 2000 Problem. The Company continues to assess responses and continues to communicate with vendors that are material to the Company's operations to gain satisfactory assurances. If such assurances are not obtained, the Company will seek alternatives, including contracting with other vendors.

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

         COMPANY PRODUCTS AND SERVICES

                  All of the Company's software products have been tested and confirmed as compliant. The Company has a Web site to identify each product and its compliant release number and status. The Company also has transmitted letters to its customers notifying them of their current Year 2000 readiness status and outlining the steps, if any, needed for the customer to receive Year 2000 compliant software. As a result of the stringent requirements placed on the Company's bank customers by the Office of Comptroller and Currency (the "OCC") and the Federal Financial Industry Examiners Council (the "FFIEC"), these customers are requiring documented evidence of Year 2000 Compliance of the Company's products. The Company currently has established a process to archive the results of its compliance tests and to document this test information in a format suitable for external distribution.

         COSTS

                  Through and including the third quarter of fiscal 1999, the Company has spent approximately $860,000 relating to labor costs for its Year 2000 Project. The Company has incurred no material replacement costs for non-compliant systems because it did not accelerate its replacement of any systems as a result of the Year 2000 issue. The Company currently estimates that its costs remaining through January 31, 2000 relating to the Year 2000 Project will be less than $50,000, the majority of which will be spent on the documentation process required by the Company's bank customers. Other costs, including replacement of non-compliant hardware and other equipment, are expected to be less than $200,000. Funds for the Year 2000 Project are expected to be paid for out of operations.

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

         CONTINGENCY PLAN

                  Contingency plans have been completed and evaluated by Core Competency Managers. Preparations are underway to pre-stage information and resources for the Year 2000 event.

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

                  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. While certain of the investment securities had maturities in excess of one year, the Company intends to liquidate such securities if necessary within one year. The weighted-average interest rate on investment securities at October 31, 1999 was 5.82%.

         Amortized costs of short-term investments held at October 31, 1999 was $8.7 million, which approximates fair value.

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

                   None

          (b)      Reports on Form 8-K

                   None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CARREKER-ANTINORI, INC.

By:   /s/ John D. Carreker, Jr.                    Date:  December 15, 1999
  ---------------------------------                       ------------------
     John D. Carreker, Jr.
     Chairman of the Board and
     Chief Executive Officer

By:   /s/ Terry L. Gage                            Date:  December 15, 1999
  ---------------------------------                       -----------------
     Terry L. Gage
     Executive Vice President and
     Chief Financial Officer