Form 10-K
period 2000-01-31
CARREKER ANTINORI INC
filed 2000-05-01
CIK 1057709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-K

                                   ----------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-24201

                            CARREKER-ANTINORI, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-1622836
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

         4055 VALLEY VIEW LANE                                75244
          DALLAS, TEXAS 75244                               (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (972) 458-1981

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $0.01 per share
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value on March 31, 2000 of the voting and non-voting common equity held by non-affiliates of the registrant was $128,650,240.

    Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of March 31, 2000: 18,571,596.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS.

    UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "WE," "US," "OUR," "COMPANY," "CARREKER," OR "CARREKER-ANTINORI" WHEN USED IN THIS FORM 10-K ("REPORT") AND IN THE ANNUAL REPORT TO THE STOCKHOLDERS REFERS TO CARREKER-ANTINORI, INC., A DELAWARE CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES AND PREDECESSORS. THIS REPORT CONTAINS SOME FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. WHEN USED THEREIN IN THIS REPORT, THE WORDS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATING," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS AND THE TIMING OF SOME EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION THOSE SET FORTH UNDER "--RISK FACTORS" BELOW.

OUR BUSINESS FOCUS

    We are a leading provider of integrated consulting and software solutions that enable banks to maximize their electronic finance (e-finance) opportunities, increase their revenues and reduce their costs. Our e-finance offerings are delivered through three suites of solutions:

    - EPAYMENTSOLUTIONS--software and consulting services that assist banks in transitioning from paper-based payments systems to electronics.

    - ECASHSOLUTIONS--e-finance solutions that enable banks to realize a return from their non-earning cash assets.

    - EBUSINESSSOLUTIONS--consulting services that help banks define and realize their full revenue potential from the Internet economy.

    The environment in which the banking industry operates is changing rapidly, largely as a result of the availability of new electronic technologies and workflow processes that have the potential to reduce the costs and enhance the revenues that banks derive from financial transactions. We believe that our 22 years of experience with the banking industry, combined with our advanced technological expertise, positions us to effectively address the challenges and anticipate opportunities faced by banks in today's increasingly competitive environment. Our customer list comprises over 200 financial institutions in the United States, Canada, United Kingdom, Ireland and Australia, including 70 of the largest 100 banks in the United States.

INDUSTRY BACKGROUND

    The banking industry is one of the nation's largest industries, with aggregate annual revenues of nearly $250 billion. While banks historically have focused on reducing their operating expenses to remain competitive, they are increasingly focused on developing new sources of revenue growth that leverage their core competencies, automating operations to increase efficiencies, and outsourcing commodity-like banking functions to sustain market value growth. To this end, banks are expending significant resources both internally and on solutions purchased from external vendors, including outsourcing arrangements. Specifically, we believe the following industry trends will drive demand for our e-finance solutions.

    1. BUSINESS-TO-BUSINESS (B2B) ELECTRONIC COMMERCE. One area of particular focus for banks is realizing the full potential from the rapid growth of B2B electronic commerce (e-commerce). Forrester Research has estimated that the size of the market for B2B e-commerce in the United States will reach $1.3 trillion by 2003, while the GartnerGroup has estimated that the size of the worldwide B2B e-commerce market will be $7.29 trillion by 2004. As the trend towards B2B e-commerce accelerates, businesses face a growing need for solutions to electronically process, transmit, record, archive, provide customer service, and mitigate the risks associated with their B2B transactions. They have the option of developing and implementing these solutions in-house, purchasing these solutions from their banks, or turning to non-bank vendors. As regards the first option, this is likely to be expensive, time consuming and a major drain on internal information technology resources. As regards the last, it is unlikely that non-bank vendors will have a long history of facilitating e-finance transactions or enjoy a trusted reputation as a financial transaction intermediary.

    That being the case, we believe that business will ultimately turn to their banks to serve as their e-finance partners. By virtue of their legally protected franchise in the settlement of financial transactions and historical role as trusted financial intermediaries, banks have traditionally dominated financial transaction processing services, including processing, transmitting, recording, archiving, providing customer service and mitigating the risk associated with these transactions. This puts banks in the ideal position to assist their customers in the transition to B2B e-finance. In this context, our e-finance consulting and software solutions, which have historically been used by banks to increase their revenues and reduce their operating expenses, will help banks adapt their cost centers into profitable revenue opportunities as they assist their customers with their e-finance needs.

    2. CONSOLIDATION. As banks continue to grow by acquisition, they will require improved operational processes and technological applications that increase efficiencies in order to enhance their profitability, recapture acquisition premiums paid, and strengthen their competitive position within the industry.

    3. REGULATORY CHANGE. The banking industry continues to be characterized by regulatory changes. Regulations in some areas, such as interstate banking operations, have been relaxed while regulations in other areas, such as payment systems, have become more restrictive. These changes have presented banks with both challenges and opportunities to improve their operations and achieve competitive advantages. In addition, deregulation in some sectors of the banking industry has led to increased competition for banks from insurance companies, brokerage houses and other financial institutions in areas of business which were previously the exclusive domain of banks.

    4. EVOLVING TECHNOLOGIES. Rapid technological innovation is creating new means for participants in the banking industry to gain competitive advantages, and this development has increased customers' expectations. Increasingly, customers are requiring that their banks provide a broader scope of banking services quickly and easily through automated teller machines, by telephone or over the Internet.

    5. BANK INDUSTRY CHANGES. In order to compete effectively in this dynamic environment, banks often must identify effective and innovative solutions to address their unique requirements and re-design, and in some cases completely replace, their operational systems. Effective development and implementation of these solutions is technically challenging, time-consuming and expensive. Banks often are faced with a choice between building internal, custom solutions or purchasing third-party offerings. Internal solutions usually require additional resources and related fixed costs. Traditional third-party solutions usually come from multiple providers, and therefore carry increased costs, more complex implementation, and delayed realization of benefits. Consequently, banks are in need of a third party, familiar with the banking industry, to provide integrated consulting services and technological applications.

THE CARREKER SOLUTION

    Our e-finance enabling solutions combine consulting services and software applications that are tailored to address the unparalleled position of trust that banks have as a provider of financial transaction processing services and the unique requirements of the banking industry. We believe that banks will be able to adapt our solutions to assist businesses with their e-finance transaction processing needs. In delivering our solutions, we:

    - Gather and analyze information about a customer's operations, markets and external environments.

    - Identify opportunities for maximizing their e-finance opportunities, leading to increased revenues and reduced costs.

    - Develop and propose tailored e-finance solutions, which typically include one or more of our software applications.

    - Design a business case to justify investment in these solutions.

    - Build project consensus among senior management.

    - Provide e-finance project management, implementation and maintenance services.

    Our solutions are differentiated by the following characteristics:

    COMPREHENSIVE APPROACH TO ENABLING E-FINANCE. We believe that our 22 years of experience in the banking industry, combined with our advanced technological expertise, will allow us to provide solutions that will position banks as the trusted processing intermediary for e-finance transactions. Our solutions embrace every key aspect of e-finance, including the mitigation of fraud, the electronic processing of paper-based payments, the archiving of historical transactions and related research and adjustments. We believe we are ideally positioned to assist banks in leveraging their financial transaction processing core competencies into profitable revenue opportunities from their commercial customers, as the latter seek to compete in the B2B e-commerce arena.

    INDUSTRY-SPECIFIC CONSULTING EXPERTISE. Our consultants, managers and employees, many of whom are former bankers, include experts in complex bank operations. This expertise enables us to develop the most appropriate consulting services and technological applications for the banking industry.

    ADVANCED TECHNOLOGY. We incorporate the latest technological developments in web-enabled systems and protocols to produce software applications that are scaleable, functional and able to interface with a bank's legacy systems. In addition, our participation in various inter-bank organizations enables us to stay at the forefront of technological innovations in the industry.

    INTEGRATED APPROACH. We combine our consulting experience and proprietary technology to serve as a single-source provider of fully integrated, end-to-end solutions that address the critical needs of banks. This approach sets us apart from providers of partial solutions that require banks to seek costly additional expertise or implementation services to attain a complete solution.

    REDUCED CUSTOMER RISK. Our solutions reduce investment risk by increasing revenues or reducing costs in a relatively short period of time. In addition, in appropriate circumstances, we value-price some of our solutions whereby we receive a percentage of the amount of additional revenues or reduced costs achieved by the customer. These arrangements allow banks to fund their investments in our solutions with the benefits derived from implementation.

    BROAD ARRAY OF SERVICES AND TECHNOLOGY. We believe that our offerings are the broadest in the banking industry, enabling us to provide a bank with an expert solution targeted to a narrow area of a bank's operations or to address a broad range of a bank's operational requirements.

STRATEGY

    Our mission is to be the leading provider of integrated consulting and software solutions that enable banks to leverage their core competencies towards the maximization of their e-finance potential, thus increasing their revenues, reducing their costs and growing their market value. Key elements of our strategy to achieve this mission include the following:

    ADVANCE POSITION AS INDUSTRY INNOVATOR. We intend to maintain our consulting and technology leadership position in the banking industry by anticipating and responding to evolving industry needs, with a particular focus on e-finance. From this leadership position, we intend to continue providing consulting services and technological applications that address these evolving industry e-finance needs. As we have successfully done in the past, our plan is to identify new opportunities for converting leading-edge technologies and ideas into practical e-finance solutions that banks can use internally as well as leverage for the benefit of their customers seeking to participate in B2B e-commerce. Our leadership position is enhanced by our role in the Electronic Check Clearing House Organization and other strategic banking initiatives, which enables us to be an infrastructure development partner to the banking industry as it transitions the check payment system from paper to electronic formats.

    PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS. We seek to form alliances with selected partners whose solutions and expertise, when combined with ours, provide incremental value-added benefits to banks and their customers. In addition to these alliances, we also seek to make selective acquisitions of complementary businesses that would enable us to expand our line of e-finance solutions, grow our customer base and pursue new business opportunities.

    LEVERAGE MARKET POSITION TO EXPAND CUSTOMER BASE. We seek to increase our customer base by leveraging our strong relationships with the larger banks to market our solutions to their peers, selected smaller banks and other financial institutions. We have also partnered with several service providers or resellers, including ALLTEL, Bisys-Document Solutions, Fiserve, and M&I Data Services to establish alternate marketing and distribution channels of some of our solutions through those companies to smaller banks. Additionally, we plan to leverage our position as a leading provider of e-finance solutions to the banking industry in the United States market to pursue international customers, particularly banks elsewhere in North America, Europe and Australia.

    BUILD LONG-TERM RELATIONSHIPS. We intend to continue leveraging our long-term customer relationships to cross-sell additional solutions, which typically produce higher gross profit margins as we do not incur many of the customer acquisition costs associated with the development of new relationships.

    INCREASE USE OF VALUE-PRICING AND RECURRING REVENUE ARRANGEMENTS. We will continue to share in the value that our solutions create for customers by expanding the use of pricing methods and negotiated arrangements to generate recurring and high-margin revenues. We will seek to increase the use of value-pricing for solutions in appropriate circumstances where increased revenues or reduced costs resulting from such solutions can be readily projected or measured. In addition, we intend to expand our practice of structuring license fees for software-based solutions according to the number of transactions processed with the solutions.

PRODUCTS AND SERVICES

    Carreker offers a wide range of industry-leading solutions that enable banks to maximize their e-finance opportunities, increase their revenues and reduce their costs. Combining consulting services with proprietary technology applications, we help banks improve their current operations and realize their full potential from the Internet economy.

    Our offerings, uniquely tailored to the needs of the banking industry, fall into three complementary groups of powerful, Internet-ready solutions. The three groups, ePaymentSolutions, eCashSolutions and eBusinessSolutions, offer a combination of products and services that when combined deliver optimal benefits. These products and services are:

   EPAYMENTSOLUTIONS           ECASHSOLUTIONS          EBUSINESSSOLUTIONS
------------------------  ------------------------  ------------------------
       eFraudLink                eiService             RevenueEnhancement
       eXceptions              eCashInventory          eFinancialServices
          eRM                    eTransport                eStrategic
         eTrac
        eInform
     eTransactions

    The EPAYMENTSOLUTIONS group addresses the needs of a critical function of banks, and the processing of payments made by one party to another. This includes the identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research) and correcting any errors that are discovered (adjustments). Our EPAYMENTSOLUTIONS group approaches these key functions in the context of improving operational efficiency and a gradual transition from the paper-based payment systems to electronics.

    EFRAUDLINK offers a comprehensive, automated approach to solving the growing problem of fraudulent financial transactions, with solutions specifically designed to protect banks against bad checks drawn on them for payment, fraudulent items deposited with them for credit, and check kiting.

    PRODUCTS & SERVICES OFFERED:           EFRAUDLINKONUS, EFRAUDLINKDEPOSIT, EFRAUDLINKKITE,
                                           EFRAUDLINKPOSITIVEPAY, EFRAUDLINKTRACKER, EFRAUDLINKPC,
                                           EFRAUDLINKHOLD

    EXCEPTIONS is designed to reduce the number of exceptions that banks experience, while using technology to transform traditionally labor-intensive bank operations into efficient elements of the total e-payment transaction chain. It features a unique combination of an automated check research, photo retrieval and adjustment solutions, together with a flexible workflow engine.

    PRODUCTS & SERVICES OFFERED:           EXCEPTIONSCHECKFLOW

    ERM provides powerful tools for customer relationship management in an e-finance environment. This wide-ranging electronic relationship management infrastructure is a web-enabled decision support system that incorporates exception management, risk management, treasury services and document image archival and retrieval.

    PRODUCTS & SERVICES OFFERED:           ERMEXCEPTIONSMANAGEMENT, ERMRISKMANAGEMENT,
                                           ERMTREASURYSERVICES, ERMIMAGEREQUESTOR

    ETRAC is an automated track and trace system designed to monitor items from the time they enter a bank's processing stream to final disposition. Among other benefits, this enables a bank to improve labor productivity by channeling resources to where they are most needed, i.e., potential workflow bottlenecks. Items tracked range from checks, cash and microfilm records to internal bank mail.

    PRODUCTS & SERVICES OFFERED:           ETRACWORKFLOW, ETRACRECORDS

    EINFORM focuses on performance measurement using the historical data generated by eTrac. End-users can use this historical data for the purposes of generating key performance indicators, item processing volume data, productivity statistics, and quality control benchmarks.

    PRODUCTS & SERVICES OFFERED:           EINFORMMETRICS, EINFORMPERFORM, EINFORMSTATS,
                                           EINFORMQUALITY

    ETRANSACTIONS enables the transition away from paper-based payment systems to electronics by automating key elements of the processing stream, as well as improving a bank's yield from float management. The aim is to reduce and eventually eliminate the movement of paper payment instruments through the system, automate error-prone payment processing functions, consolidate payment information and provide a measure of fraud prevention.

    PRODUCTS & SERVICES OFFERED:           ETRANSACTIONSCHECKLINK, ETRANSACTIONSCHECKLINKPC,
                                           ETRANSACTIONSDEPOSIT,
                                           ETRANSACTIONSBRANCHTRUNCATIONMANAGEMENT,
                                           ETRANSACTIONSFLOAT, ETRANSACTIONSNOTIFICATION

    The ECASHSOLUTIONS group optimizes inventory management of a bank's cash-on-hand, how much, when and where it is needed. Web-based software solutions dramatically reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of cash in ATMs.

    EISERVICE advances ATM monitoring and management through the use of Internet connectivity to provide electronic notification of cash and/or servicing needs. Scalable to the largest ATM networks, it forecasts cash and servicing needs, dispatches vendors for cash replenishment and maintenance services, records completed work and reconciles vendor invoices, all via an electronic communication infrastructure.

    PRODUCTS & SERVICES OFFERED:           EISEMANAGER, EISEGATEWAY, EISEFORECASTER

    ECASHINVENTORY reduces the amount of non-earning assets required in reserve accounts and as cash-on-hand to meet operating needs. Using both technology and process reengineering, it provides management tools for forecasting, tracking and optimizing a bank's inventory of currency. This comprehensive group of solutions frees underutilized money for more productive uses.

    PRODUCTS & SERVICES OFFERED:           ECASHINVENTORYFORECASTER, ECASHINVENTORYTRACKER,
                                           ECASHINVENTORYRESERVE, ECASHRESERVEPLUS

    ETRANSPORT focuses on reducing armored car transportation costs incurred by banks in moving cash between locations to another and replenishing ATMs. It optimizes armored car utilization based on ATM locations and usage, route structures and delivery frequency, as well as ATM deposit processing requirements.

    PRODUCTS & SERVICES OFFERED:           ETRANSPORTOPTIMIZER, ETRANSPORTCONSULTING

    The EBUSINESSSOLUTIONS group offers a range of consulting services that enable banks to improve their day-to-day operations and conceive implement and fund their e-finance initiatives.

    REVENUEENHANCEMENT consulting enables a bank to improve workflows, internal operational processes and customer pricing structures. Opportunities to improve performance are identified through a systematic evaluation of existing policies and procedures in a range of functional areas.

    SERVICES OFFERED:                      REVENUEENHANCEMENT

    EFINANCIALSERVICES provides conversion, consolidation and integration consulting on a bank-wide basis. These services are particularly in demand in the context of continuing acquisition and merger activity in the banking industry, and the pressure on banks to define and implement their e-finance strategies.

    SERVICES OFFERED:                      EFINANCIALSERVICEPRODUCTMANAGEMENT, EFINANCIASERVICEIT,
                                           EFINANCIALSERVICEFINANCIAL, EFINANCIALSERVICEINTEGRATION

    ESTRATEGIC assists banks in developing and implementing a comprehensive e-finance strategy. The scope of work includes defining objectives, detailing a migration path and time frame and recommending a complete array of enabling technologies.

    SERVICES OFFERED:                      ESTRATEGICMODELING, ESTRATEGICFINANCECONSULTING,
                                           ESTRATEGICINTEGRATEDSALES

CUSTOMERS AND MARKETS

    A majority of our revenues are generated from contracts with Tier I Banks (banks with assets over $50 billion) and Tier II Banks (banks with assets of between $5 billion and $50 billion). Our customers include approximately 90% of Tier I Banks and approximately 75% of Tier II Banks, in the U.S. For the year ended January 31, 2000, revenues from our five largest customers accounted for approximately 58% of our total revenues, with Wells Fargo & Co. (including the former Norwest organization) representing approximately 24% of our total revenues, primarily in the RevenueEnhancement and eCashSolutions groups. SEE "--RISK FACTORS--CUSTOMER CONCENTRATION." We also target Tier III banks (banks with assets of between $550 million and $5 billion). We believe that the Tier III market affords us an opportunity for growth. SEE "--STRATEGY--LEVERAGE MARKET POSITION TO EXPAND CUSTOMER BASE" AND "--RISK FACTORS--DEPENDENCE ON BANKING INDUSTRY."

    We enter into numerous types of engagements with customers. The needs of each customer are unique, and we seek to provide those specific solutions that most effectively address a customer's needs.

SALES AND MARKETING

    We have developed strong relationships with many senior bank executives as a result of our delivery of effective solutions to Tier I and Tier II Banks for 22 years. We have 19 account relationship managers who are responsible for managing our day-to-day relationships with our customers. Sixteen are responsible for our U.S. Tier I, Tier II and Tier III bank relationships, and three are responsible for Canadian, British, Australian and European bank relationships. Their responsibilities include identifying customers' needs and assisting our group managers in presenting their solutions and concluding sales. Our account relationship managers work closely with our executive officers, who serve as executive relationship managers to our customers. We also employ technical sales support staff who are familiar with our technology and who participate in opportunities to sell technology-based solutions.

    We derive a significant portion of our business through customer referrals and repeat business. In addition, we market our services through a variety of media, including:

    - Our Web site

    - Direct mail

    - "User" conference conducted exclusively for our customers

    - Speaking engagements

    - Participation in industry conferences and trade shows

    - Publication of "white papers" related to specific aspects of our services

    - Customer newsletters

    - Informational listings in trade journals

    We employ a marketing staff of seven persons, including graphics designers, writers, administrative coordinators and a Web master.

STRATEGIC BANKING INITIATIVES

    We provide management services to the Electronic Check Clearing House Organization and Payment Solutions Network, Inc., each of which is playing an instrumental role in the electronification of paper checks and in reducing losses from fraud associated with the paper check payment process. From time to time, we also participate in other strategic banking initiatives.

SOLUTIONS DEVELOPMENT

    We seek to maintain our position as a leading innovator in the banking industry by converting leading-edge technologies and ideas into practical banking solutions. Our relationships with our customers provides us with opportunities to identify additional bank needs. Our solutions development activities focus on prototyping promising applications, test marketing new products, developing sales strategies and coordinating distribution and on-going maintenance for each of our solutions.

    We frequently receive customer requests for new services and/or software, develop solutions in response to these requests and historically have been able to recoup some or all of our development costs from these customers. In addition to customer-funded solutions development, we have invested significant amounts in solutions development, including expenditures of $4.8 million, $4.8 million and $3.6 million for research and development in the years ended January 31, 2000, 1999 and 1998, respectively. Further, some of our key product introductions have resulted from the adaptation of products developed by customers for a wider market. In exchange for either a one-time payment and/or on-going royalties, we are often able to obtain the right to develop, enhance and market such products.

    We believe our leadership role in and interaction with the banking industry through the Electronic Clearing House Organization and Payment Solutions Network uniquely positions us to identify and develop interbank solutions that have bilateral or multilateral banking industry applications. We believe our management of these organizations provides further opportunities to recognize and respond to the changing needs of the banking industry.

TECHNOLOGY

    We design our software products to incorporate the latest developments in open systems architecture and protocols to provide maximum scalability and functionality and to interface with a bank's legacy systems. Our core proprietary technologies, for both our client/server software products and mainframe software products, are primarily directed at using a standard set of components, drivers and application interfaces so that our software products are constructed from reusable components which are linked together in a tool-set fashion.

    We have adopted the IBM System Application Architecture for developing our interactive screen designs for our mainframe products and for interactions with other systems, such as client/server products. Our mainframe software products have been evolving toward a standard set of core processing components, drivers and exit points and are more fully leveraging published standard application programming interfaces. As a result, we can employ reusable components to create new utility modules and link them together in a tool-set fashion, much like objects in object-oriented programming.

    We have a number of software products that either fall within the client/server or the batch-oriented file sharing categories. Many of the newer software products are developed to operate with an OS/2 and/or Windows NT operating system. Most of our mainframe software products are written in COBOL. We have several software products that operate on two or more of these operating systems. For example, our INNOVASION software application operates with the OS/2 operating system, while our DAS software application, a substantially similar product programmed in C++, operates with the Windows NT operating system.

    We develop our technology both internally and, in some situations, with third-party preferred developers that can offer technology expertise.

COMPETITION

    We compete with third-party providers of services and software products to the banking industry that include consulting firms and software companies. Competitive firms providing consulting services include Andersen Consulting, Electronic Data Systems Corporation and KPMG Peat Marwick LLP. Software companies include Earnings Performance Group, Inc., Sterling Software, Inc., HNC Software, Inc., and Transoft International, Inc. Many of these competitors have significantly greater financial, technical, marketing and other resources than we do. However, we believe that our market position with respect to these competitors is enhanced by virtue of our unique ability to deliver fully integrated consulting services and software solutions focused on enabling banks to maximize their e-finance opportunities, increase their revenues, reduce their costs and enhance their delivery of customer services. We believe that we compete based on a number of factors, including:

    - Scope and value of solutions provided

    - Industry expertise

    - Access to decision makers within banks

    - Ease and speed of solutions implementation

    - Quality of solutions

    - Price

    While many of our competitors are better equipped to compete with us in some of these areas, we believe that we are uniquely qualified to compete effectively in all of these areas.

    In addition to competing with a variety of third parties, we experience competition from our customers and potential customers. From time to time, such customers develop, implement and maintain their own services and applications for e-finance revenue enhancement, cost reductions or enhanced customer service, rather than purchasing services and related software products from third parties. As a result, we must continually educate existing and prospective customers about the advantages of purchasing our services and products. In addition, customers or potential customers could enter into strategic relationships with one or more of our competitors to develop, market and sell competing services or products. SEE "--RISK FACTORS--COMPETITION."

GOVERNMENT REGULATION

    Our primary customers are banks. Although the services that we currently offer have not been subject to any material industry-specific government regulation, the banking industry is heavily regulated. Our services and products must allow banking customers to comply with all applicable regulations, and, as a result, we must understand the intricacies and application of many government regulations. The regulations most applicable to our provision of solutions to banks include requirements establishing minimum reserve requirements, governing funds availability and the collection and return of checks, and establishing rights, liabilities and responsibilities of parties in electronic funds transfers. For example, our eCashInventoryReserve software and related consulting services assist banks with minimizing their reserves while complying with federal reserve requirements. In addition, the expedited availability and check return requirements imposed by funds availability regulations have increased fraud opportunities dramatically and our risk management and float management services address this concern while complying with such regulations. SEE "--RISK FACTORS--GOVERNMENTAL REGULATIONS."

PROPRIETARY RIGHTS

    We rely upon a combination of patent, copyright, trademark and trade secret laws, including the use of confidentiality agreements with employees, independent contractors and third parties and physical security devices to protect our proprietary technology and information. We have a number of issued patents and registered trademarks and have filed applications for additional patents and trademarks in the United States. We vigorously defend our proprietary rights.

    We enter into invention assignment and confidentiality agreements with our employees and independent contractors and confidentiality agreements with some customers. We also limit access to the source codes for our software and other proprietary information. Further, our software will not operate with computers that have not been synchronized with our equipment. We believe that due to the rapid pace of innovation within the software industry, factors such as the technological and creative expertise of our personnel, the quality of our solutions, the quality of our technical support and training services, and the frequency of release of technology enhancements are more important to establishing and maintaining a technology leadership position than the various legal protections available for our technology.

    We are not aware that we are infringing any proprietary rights of third parties. We rely upon some software that we license from third parties, including software that is integrated with our internally developed software and used in our solutions to perform key functions. We are not aware that any third-party software being re-sold by us is infringing upon the proprietary rights of third-parties. SEE "--RISK FACTORS--DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT."

EMPLOYEES

    We had 385 employees as of January 31, 2000, with 170 persons providing consulting services, 66 persons in the technical group, 63 persons performing sales and marketing, customer relations and business development functions and 86 persons performing corporate, finance and administrative functions. We have no unionized employees and we believe that our employee relations are good.

INDEPENDENT CONTRACTORS

    We provide consulting services and develop software in part through the use of independent contractors who are not our employees. As of January 31, 2000, we used 19 independent contractors to provide consulting services, most of whom work from their homes or from customers' offices. Many of these contractors are former bank executives, and we believe that our experience in the banking industry uniquely enables us to provide consulting services to our customers. In addition, as of January 31, 2000, we had 35 independent contractors who assisted in the development of technology. These technology contractors spend a majority of their time performing software development in our offices; however, from time to time these contractors travel with our personnel and work directly with our customers. SEE "--RISK FACTORS--USE OF INDEPENDENT CONTRACTORS."

RISK FACTORS

    THIS REPORT AND THE ANNUAL REPORT TO STOCKHOLDERS CONTAINS SOME FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF SOME EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS, WHICH MAY AFFECT OUR CURRENT POSITION AND FUTURE PROSPECTS, SHOULD BE CONSIDERED CAREFULLY IN EVALUATING US AND AN INVESTMENT IN OUR COMMON STOCK.

DEPENDENCE ON BANKING INDUSTRY

    We derive substantially all of our revenues from solutions provided to banks and other participants in the banking industry. Accordingly, our future success significantly depends upon the continued demand for our solutions within this industry. We believe that an important factor in our growth has been the substantial change in the banking industry, as manifested by continuing consolidation, regulatory change, technological innovation and other trends. If this environment of change were to slow, we could experience reduced demand for our solutions. In addition, the banking industry is sensitive to changes in economic conditions and is highly susceptible to unforeseen events, such as domestic or foreign political instability, recession, inflation or other adverse occurrences that may result in a significant decline in the utilization of bank services. Any event that results in decreased consumer or corporate use of bank services, or increased pressures on banks towards the in-house development and implementation of revenue enhancement or cost reduction measures, could have a material adverse effect on our business, financial condition and results of operations. SEE "--BUSINESS--INDUSTRY BACKGROUND."

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. Such fluctuations may be caused by many factors, including but not limited to: the extent and timing of revenues recognized, costs incurred under value-pricing contracts, the degree of customer acceptance of new solutions, the introduction of new or enhanced solutions by us or our competitors, customer budget cycles and priorities, competitive conditions in the industry, seasonal factors, bank purchasing cycles, timing of consolidation decisions by banks, the extent of their international expansion and general economic conditions. SEE "--CUSTOMER PROJECT RISKS." In addition, the volume and timing of contract signings during a quarter are difficult to forecast, particularly in light of our historical tendency to have a disproportionately large portion of contract signings in the final weeks of a quarter. Due to the foregoing factors, many of which are beyond our control, quarterly revenues and operating results are difficult to forecast. It is possible that our future quarterly results of operations from time to time will not meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our Common Stock. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS."

CUSTOMER CONCENTRATION

    Our five largest customers accounted for approximately 58%, 35% and 44% of total revenues during the years ended January 31, 2000, 1999 and 1998, respectively. While our significant customers have changed from period to period, Wells Fargo & Company (including the former Norwest organization) has consistently ranked as one of our top customers, and accounted for approximately 24%, 11% and 13% of total revenues during the years ended January 31, 2000, 1999 and 1998, respectively. Wells Fargo & Company was our largest customer during the year ended January 31, 2000. Further, inasmuch as approximately 87% and 86% of our total revenues in the year ended January 31, 2000 were derived from companies who were customers of ours in the years ended January 31, 1999 and 1998, respectively, we are dependent to a significant degree on our ability to maintain our existing relationships with these customers. There can be no assurance we will be successful in maintaining our existing customer relationships or in securing additional major customers, and there can be no assurance that we can retain or increase the volume of business that we do with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers. Any failure by us to retain one or more of our large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers would have a material adverse effect on our business, financial condition and results of operations.

CUSTOMER PROJECT RISKS

    We price our solutions on a time-and-materials, fixed-price, and value-priced basis. In connection with fixed-price projects, we occasionally incur costs in excess of our projections and as a result achieve lower margins than expected or may incur losses with respect to projects. In connection with value-priced projects, we are paid based on an agreed percentage of either projected or actual increased revenues or decreased costs derived by the bank over a period of up to twelve months following the implementation of our solutions. We typically must first commit time and resources to develop such projections before a bank will commit to purchase our solutions, and therefore assume the risk of making these commitments and incurring related expenses with no assurance that the bank will purchase the solutions. In addition, from time to time, a customer will not achieve projected revenues or savings because it belatedly decides not to implement our solutions or the solutions do not produce the projected results, in which case we may not be able to collect any or all of the fees provided for in the customer's contract. The nature of our fixed-priced and value-priced arrangements can result in decreased operating margins or losses and could materially and adversely affect our business, financial condition and results of operations. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW," "--BUSINESS--THE CARREKER SOLUTION--REDUCED CUSTOMER RISK" AND "--STRATEGY--INCREASE USE OF VALUE-PRICING AND RECURRING REVENUE ARRANGEMENTS."

ABILITY TO MANAGE GROWTH

    We have experienced significant growth in recent years, and anticipate that additional expansion may be required in order to address potential market opportunities. Any expansion of our business would place further demands on our management, operational capacity and financial resources. We anticipate that we will need to recruit large numbers of qualified personnel in all areas of our operations, including management, sales, marketing, delivery and software development. There can be no assurance that we will be effective in attracting and retaining additional qualified personnel, expanding our operational capacity or otherwise managing growth. In addition, there can be no assurance that our systems, procedures or controls will be adequate to support any expansion of our operations. As a result of acquisitions and continued growth, the needs of our management information systems (MIS) are expected to expand and/or change, which could result in the implementation of new or modified management information systems and/or procedures. This may necessitate additional training to existing personnel or the hiring of additional personnel. If we cannot implement the new, or modified, management information systems in a timely manner, our ability to manage growth effectively or generate timely quarterly reports could be materially and adversely affected. The failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations. SEE "--BUSINESS--STRATEGY--PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS."

MARKET ACCEPTANCE OF OUR SOLUTIONS

    Our success depends upon continued demand for our solutions. Market acceptance of our existing and future solutions depends on several factors including: (i) the ease with which those solutions can be implemented and used;
(ii) the performance and reliability of those solutions; (iii) the degree to which customers achieve expected revenue gains, cost savings and performance enhancements; and (iv) the extent to which our customers and prospective customers are able to implement alternative approaches to meet their business development and cost-saving needs. Some of these factors are beyond our control. Further, we have recently refocused our solutions to concentrate on e-finance opportunities. We have dedicated significant resources to this effort and cannot be certain whether this refocusing of our solutions will achieve market acceptance. There can be no assurance that our customers will realize the intended benefits of our solutions or that any of our solutions be accepted in the market. Any significant or ongoing failure to achieve these benefits or to maintain or increase market acceptance would restrict substantially the future of our growth and could have a material adverse effect on our business, financial condition and results of operations. SEE "--BUSINESS--PRODUCTS AND SERVICES."

ABSENCE OF LONG-TERM AGREEMENTS

    We typically provide services to customers on a project-by-project basis without long-term agreements. When a customer defers, modifies or cancels a project, we must be able to rapidly re-deploy our personnel to other projects in order to minimize the under-utilization of our personnel and the resulting adverse impact on operating results. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of our business relationships with any of our significant customers or with a number of smaller customers could have a material adverse effect on our business, financial condition and results of operations. SEE "--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW" AND "--BUSINESS--SALES AND MARKETING."

POTENTIAL FOR SOFTWARE AND/OR SOLUTION DEFECTS

    Our solutions at times in the past have been, and in the future may be, incompatible with the operating environments of our customers or inappropriate to address their needs, resulting in additional costs being incurred by us in rendering services to our customers. Further, like other software products, our software occasionally has contained undetected errors, or "bugs," which become apparent through use of the software. Because our new or enhanced software initially is installed at a limited number of sites and operated by a limited number of users, such errors and/or incompatibilities may not be detected for a number of months after delivery of the software. The foregoing errors in the past have resulted in the deployment of our personnel and funds to cure errors, occasionally resulting in cost overruns and delays in solutions development and enhancement. Moreover, solutions with substantial errors could be rejected by or result in damages to customers, which could have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that errors or defects will not be discovered in the future, potentially causing delays in solution implementation or requiring design modifications that could adversely affect our business, financial condition, and results of operations. It is also possible that errors or defects in our solutions could give rise to liability claims against us. SEE "--BUSINESS--TECHNOLOGY."

COMPETITION

    We compete with third-party providers of services and software products to the banking industry that include consulting firms and software companies. Competitive firms providing consulting services include Andersen Consulting, Electronic Data Systems Corporation and KMPG Peat Marwick LLP. Software companies include Earnings Performance Group, Inc., Sterling Software, Inc., HNC Software Inc., and Transoft International, Inc. Many of these competitors have significantly greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. Also, several of our current and potential competitors have greater name recognition and larger customer bases that such competitors could leverage to increase market share at our expense. We expect to face increased competition as other established and emerging companies enter the banking services market. Increased competition could result in price reductions, fewer customer orders and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, and the failure to do so would have a material adverse effect upon our business, financial condition and results of operations. SEE "--BUSINESS--COMPETITION."

    In addition to competing with a variety of third parties, we experience competition from our customers and potential customers. From time to time, these potential customers develop, implement and maintain their own services and applications for revenue enhancements, cost reductions and/or enhanced customer services, rather than purchasing services and related products from third parties. As a result, we must continuously educate existing and prospective customers about the advantages of purchasing our solutions. There can be no assurance that these customers or other potential customers will perceive sufficient value in our solutions to justify investing in them. In addition, customers or potential customers could enter into strategic relationships with one or more of our competitors to develop, market and sell competing services or products.

USE OF INDEPENDENT CONTRACTORS

    We often provide solutions through independent contractors. As we do not treat these individuals as our employees, we do not pay federal or state employment taxes or withhold federal or state employment or income taxes from compensation paid to such persons. We also do not consider these persons eligible for coverage or benefits provided under our employee benefit plans or include these persons when evaluating the compliance of our employee benefit plans with the requirements of the Internal Revenue Code. Additionally, we do not treat such persons as employees for purposes of worker's compensation, labor and employment, or other legal purposes. From time to time, we may face legal challenges to the appropriateness of the characterization of these individuals as independent contractors from governmental agencies, the independent contractors themselves or some other person or entity. The determination of such a legal challenge generally will be determined on a case-by-case basis in view of the particular facts of each case. The fact specific nature of this determination raises the risk that from time to time an individual that we have characterized as an independent contractor will be reclassified as an employee for these or other legal purposes. In the event persons engaged by us as independent contractors are determined to be employees by the Internal Revenue Service (the "IRS") or any applicable taxing authority, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to these individuals and could become liable for amounts required to be paid or withheld in prior periods and for costs, penalties and interest thereon. In addition, we could be required to include these individuals in our employee benefit plans on a retroactive, as well as a current, basis. Furthermore, depending on the party that makes the legal challenge and the remedy sought, we could be subject to other liabilities sought by governmental authorities or private persons. At January 31, 2000, 54 consultants were engaged by us as independent contractors. Any challenge by the IRS, state authorities or private litigants resulting in a determination that these individuals are employees could have a material adverse effect on our business, financial condition and results of operations. From time to time new legislation may be proposed to establish more stringent requirements for the engagement of independent contractors. We are unable to assess the likelihood that any such legislation will be enacted. Further, our ability to retain independent contractors could in the future deteriorate, due in part to the lower commitment level that these contractors have to us. SEE "--BUSINESS--INDEPENDENT CONTRACTORS."

DEPENDENCE ON KEY PERSONNEL

    Our future success depends, in significant part, upon the continued services of John D. Carreker, Jr., our Chairman of the Board and Chief Executive Officer, as well as other executive officers and key personnel. The loss of services of Mr. Carreker or one or more of our other executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that we will be able to retain our executive officers or key personnel. We do not maintain key-man life insurance covering any of our executive officers or other key personnel.

ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

    Our future success depends upon our continuing ability to attract and retain highly qualified banking, technical and managerial personnel. Competition for such personnel is intense, and we at times have experienced difficulties in attracting the desired number of such individuals. Further, our employees frequently have left us to work in-house with our customers. There can be no assurance that we will be able to attract or retain a sufficient number of highly qualified employees or independent contractors in the future. If we are unable to attract personnel in key positions, our business, financial condition and results of operations could be materially and adversely affected.

IMPACT OF TECHNOLOGICAL ADVANCES

    Our future success will depend, in part, upon our ability to enhance our existing solutions, develop and introduce new solutions that address the increasingly sophisticated and varied needs of our current and prospective customers, develop leading technology and respond to technological advances and emerging industry standards on a timely and cost-effective basis. There can be no assurance that future advances in technology will be beneficial to, or compatible with, our business or that we will be able to incorporate such advances into our business. In addition, keeping abreast of technological advances in our business may require substantial expenditures and lead-time. There can be no assurance that we will be successful in using new technologies, adapting our solutions to emerging industry standards or developing, introducing and marketing solution enhancements or new solutions, or that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these solutions. If we incur increased costs or are unable, for technical or other reasons, to develop and introduce new solutions or enhancements of existing solutions in a timely manner in response to changing market conditions or customer requirements, our business, financial condition and results of operations could be materially and adversely affected. SEE "--BUSINESS--SOLUTIONS DEVELOPMENT."

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT

    Our success significantly depends upon our proprietary technology and information. We rely upon a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. We have a number of issued patents and registered trademarks. There can be no assurance that the steps we have taken to protect our services and products are adequate to prevent misappropriation of our technology or that our competitors independently will not develop technologies that are substantially equivalent or superior to our technology. Further, it is very difficult to police unauthorized use of our software due to the nature of software. Any such misappropriation of our proprietary technology or information or the development of competitive technologies could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of some countries in which our software is distributed do not protect our intellectual property rights to the same extent as the laws of the United States. For example, the laws of a number of foreign jurisdictions in which we license our software protect trademarks solely on the basis of the first to register. We currently do not possess any trademark registrations in foreign jurisdictions, although we do have copyright protection of our software under the provisions of various international conventions. Accordingly, intellectual property protection of our services and products may be ineffective in many foreign countries. In summary, there can be no assurance that the protection provided by the laws of the United States or such foreign jurisdictions will be sufficient to protect our proprietary technology or information.

    We could incur substantial costs in protecting and enforcing our intellectual property rights. Although presently there are no pending or threatened intellectual property claims against us, third parties may, in the future, assert patent, trademark, copyright and other intellectual property right claims to technologies which are incorporated into our solutions. In such event, we may be required to incur significant costs in reaching a resolution to the asserted claims. There can be no assurance that such a resolution would not require that we pay damages or obtain a license to the third party's intellectual property rights in order to continue licensing our software as currently offered or, if such a third-party license is required, that it would be available on terms acceptable to us.

    Some technology used in our current software and software in development includes technology licensed from third-parties. These licenses generally require us to pay royalties and to fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in our ability to implement solutions or in delays in the introduction of our new or enhanced solutions while we search for similar technology from alternative sources, if any, which could prove costly. Any need to implement alternative technology could prove to be very expensive for us and any delay in solution implementation could result in a material adverse effect on the business, financial condition and results of our operations. It may also be necessary or desirable in the future to obtain additional licenses for use of third-party products in our solutions and there can be no assurance that we will be able to do so on commercially reasonable terms, if at all. See "--Business--Proprietary Rights."

YEAR 2000 COMPLIANCE

    As previously reported, over the past several years we developed and implemented a plan to address the anticipated impacts of the so-called Year 2000 problem on our products, information technology (IT) systems and on non-IT systems involving embedded chip technologies. We also surveyed selected third parties to determine the status of their Year 2000 compliance programs. In addition, we developed contingency plans specifying what we would do if we, or important third parties, experienced disruptions to critical business activities as a result of the Year 2000 problem.

    Our Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 31, 2000, we had not experienced any material business disruptions or system failures as a result of Year 2000 issues, nor are we aware of any Year 2000 issues that have impacted customers, suppliers or other significant third parties to an extent significant to us. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that we will not in the future identify equipment or systems which are not Year 2000 compliant.

    As of January 31, 2000, our total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be approximately $1.0 million, all of which has been incurred. These costs were funded through operating cash flow.

POTENTIAL LIABILITY CLAIMS

    As a result of our provision of solutions that address critical functions of bank operations, we are exposed to possible liability claims from banks and their customers. Although we have not experienced any material liability claims to date, there can be no assurance that we will not become subject to such claims in the future. A liability claim against us could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH POTENTIAL STRATEGIC ALLIANCES, INITIATIVES OR ACQUISITIONS

    We regularly evaluate opportunities and may enter into strategic alliances and/or initiatives, and we may make acquisitions of other companies or technologies in the future. Risks inherent in alliances or initiatives may include, among others: (i) substantial investment of our resources in the alliance or initiative; (ii) inability to realize the intended benefits of an alliance or initiative; (iii) increased reliance on third parties; (iv) increased payment of third-party licensing fees or royalties for the incorporation of third-party technology into our solutions; and
(v) inadvertent transfer of our proprietary technology to strategic "partners." Acquisitions involve numerous risks, including difficulties in assimilating acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. There can be no assurance that we will be successful in identifying and entering into strategic alliances, if at all, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that we will be able to integrate successfully any operations, personnel or services that might be acquired in the future, and a failure by us to do so could have a material adverse effect on our business, financial condition and results of operations. SEE "--BUSINESS--STRATEGY."

    We are currently providing management services to ECCHO and PSN, which enables us to be an infrastructure development partner to the banking industry. These relationships are forms of strategic alliances. In order to support the formation and growth of PSN, we invested time and technological resources in PSN and have loans to PSN aggregating $514,000 ($500,000 of which has been reserved due to our belief that collection is doubtful). In addition, we have experienced, and may continue to experience, delays in collections of fees from strategic alliances. On February 3, 2000 PSN entered into an Asset Purchase agreement with The Small Value Payments Company L.L.C. ("SVPCo") under which SVPCo acquired certain assets and liabilities from PSN, in return for future payments to be made from SVPCo to PSN based on the business activities of SVPCo. SEE "-- BUSINESS--STRATEGIC BANKING INITIATIVES" AND NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GOVERNMENT REGULATIONS

    Our primary customers are banks. Although the solutions that we currently offer have not been subject to any material, specific government regulation, the banking industry is regulated heavily, and we expect that such regulation will affect the relative demand for our solutions. There can be no assurance that federal, state or foreign governmental authorities will not adopt new regulations, and any adoption of new regulations could require us to modify our current or future solutions. The adoption of laws or regulations affecting us or our customers' business could reduce our growth rate or could otherwise have a material adverse effect on our business, financial condition and results of operations. SEE "--BUSINESS--GOVERNMENT REGULATION."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    We have begun to provide solutions to banks outside the United States, and a key component of our growth strategy is to broaden our international operations. Our international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, exchange rates, export license requirements, tariffs and other economic barriers to free trade, political and economic instability, limited intellectual property protection, difficulties in collecting payments and potentially adverse tax and labor consequences. Some of our international sales are denominated in local currencies, and the impact of future exchange rate fluctuations on our financial condition and results of operations cannot be accurately predicted. There can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenue from international sales and thus our business, financial condition and results of operations. SEE "--BUSINESS--STRATEGY."

CONTROL BY OFFICERS AND DIRECTORS

    As of January 31, 2000, our executive officers and directors beneficially owned, in the aggregate, 45% of our outstanding common stock. Accordingly, these persons, if acting together, have substantial control over matters requiring approval by our stockholders, including the election of directors. SEE "--ANTI-TAKEOVER MATTERS."

ANTI-TAKEOVER MATTERS

    Our certificate of incorporation and bylaws contain provisions that may have the effect of delaying, deterring or preventing a potential takeover that our stockholders may consider to be in their best interests. The certificate and bylaws provide for a classified board of directors serving staggered terms of three years, prevent stockholders from calling a special meeting of stockholders and prohibit stockholder action by written consent. The certificate also authorizes only the board of directors to fill vacancies, including newly-created directorships, and states that our directors may be removed only for cause and only by the affirmative vote of holders of at least two-thirds of the outstanding shares of the voting stock, voting together as a single class.
Section 203 of the Delaware General Corporation Law, which is applicable to us, contains provisions that restrict some business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combination involving us.

STOCK MARKET VOLATILITY

    There has been significant volatility in the market price of our common stock, as well as in the market price of securities of many companies in the technology and emerging growth sectors. Factors such as announcements of new products, product enhancements or services by us or our competitors, quarterly variations in our results of operations or results of operations of our competitors, changes in earnings estimates or recommendations by securities analysts, developments in our industry and in the banking industry, general market and economic conditions and other factors, including factors unrelated to our operating performance or our competitors, may have a significant impact on the market price of our common stock.

ITEM 2. PROPERTIES.

    Our principal executive office is a leased facility with approximately 72,443 square feet of space in Dallas, Texas. The lease agreement for this space expires on May 31, 2010. We also lease approximately 20,639 square feet in Atlanta, Georgia pursuant to a lease agreement which expires on March 1, 2003, approximately 3,308 square feet in Kansas City, Missouri, pursuant to a lease agreement which expires February 28, 2002, approximately 5,312 square feet in Bedford, Texas pursuant to a lease agreement which expires September 30, 2002 and approximately 3,159 square feet in Reading, England, pursuant to a lease agreement which expires September 4, 2004. We believe that our facilities are well maintained and in good operating condition and are adequate for our present and anticipated levels of operations.

ITEM 3. LEGAL PROCEEDINGS.

    We are not a party to any material legal proceeding.

TEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of our stockholders during the quarterly period ended January 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock has traded on the NASDAQ National Market under the symbol "CANI" since May 20, 1998, the date of our initial public offering. At January 31, 2000, there were approximately 3,835 record holders of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the Common Stock, as reported by the NASDAQ National Market.

                                                                HIGH       LOW
                                                              --------   --------
January 31, 2000............................................   $ 9.56     $6.25
October 31, 1999............................................     8.25      5.19
July 31, 1999...............................................     9.50      5.88
April 30, 1999..............................................     7.81      4.00

January 31, 1999............................................   $ 7.38     $3.88
October 31, 1998............................................     9.75      4.00
July 31, 1998 (From May 20, 1998)...........................    11.25      8.38

    We have not paid a cash dividend on shares of our common stock since our incorporation (although prior to its acquisition by us, Antinori Software, Inc. did make cash dividend payments principally to enable its shareholders to pay income taxes arising out of Antinori Software's status as an S Corporation). We currently intend to retain our earnings in the future to support operations and finance our growth and, therefore, do not intend to pay cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law and will depend upon factors as our earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following consolidated statements of operations data for each of the three years in the period ended January 31, 2000 and the consolidated balance sheet data as of January 31, 2000 and 1999 have been derived from our audited consolidated financial statements which are included elsewhere in this Report. The consolidated balance sheet data as of January 31, 1998 and 1997, and the consolidated statement of operations data for the year ended January 31, 1997, have been derived from our audited consolidated financial statements not included in this Form 10-K. The consolidated financial data as of and for the year ended January 31, 1996 is derived from our unaudited consolidated financial statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                                                   YEAR ENDED JANUARY 31,
                                                    ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Consulting and management service fees..........  $49,725    $26,328    $21,314    $14,407    $ 9,635
  Software license fees...........................   13,727     16,327     11,223      6,957      4,316
  Software maintenance fees.......................    6,985      5,031      4,274      3,185      2,385
  Software implementation fees....................    5,116      6,557      4,094      3,249      2,219
  Hardware and other fees.........................      267        774      1,876      2,737      1,341
                                                    -------    -------    -------    -------    -------
    Total revenues................................   75,820     55,017     42,781     30,535     19,896
                                                    -------    -------    -------    -------    -------
Cost of revenues:
  Consulting and management service fees..........   27,574     16,150     12,394      8,794      5,303
  Software license fees...........................    1,766      1,216      1,412      1,307        700
  Software maintenance fees.......................    2,511      2,387      1,923      1,780      1,279
  Software implementation fees....................    2,381      3,862      4,156      1,808      1,572
  Hardware and other fees.........................      208        560      1,556      1,960        965
                                                    -------    -------    -------    -------    -------
    Total cost of revenues........................   34,440     24,175     21,441     15,649      9,819
                                                    -------    -------    -------    -------    -------
Gross profit......................................   41,380     30,842     21,340     14,886     10,077
                                                    -------    -------    -------    -------    -------
Operating costs and expenses:
  Selling, general and administrative.............   25,333     18,444     12,777      9,296      6,251
  Research and development........................    4,813      4,763      3,610      1,318      1,063
  Merger related costs............................       --        485         --      1,423         54
                                                    -------    -------    -------    -------    -------
    Total operating costs and expenses............   30,146     23,692     16,387     12,037      7,368
                                                    -------    -------    -------    -------    -------
Income from operations............................   11,234      7,150      4,953      2,849      2,709
Other income (expense)............................    1,100        925         79       (375)       313
                                                    -------    -------    -------    -------    -------
Income before provision for income taxes..........   12,334      8,075      5,032      2,474      3,022
Provision for income taxes(1).....................    4,440      2,903      2,027      1,114      1,163
                                                    -------    -------    -------    -------    -------
Net income........................................  $ 7,894    $ 5,172    $ 3,005    $ 1,360    $ 1,859
                                                    =======    =======    =======    =======    =======
Basic earnings per share(2).......................  $  0.43    $  0.32    $  0.24    $  0.11    $  0.15
Diluted earnings per share(2).....................  $  0.42    $  0.30    $  0.21    $  0.10    $  0.14
Shares used in computing basic earnings per
  share(2)........................................   18,456     16,224     12,717     12,154     12,783
Shares used in computing diluted earnings per
  share(2)........................................   18,980     17,504     14,484     13,118     13,332

                                                                   YEAR ENDED JANUARY 31,
                                                    ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Cash and cash equivalents.......................  $39,536     20,701    $ 2,485    $ 3,895    $ 3,281
  Working capital.................................   56,530     52,117      7,529      5,882      4,455
  Total assets....................................   82,823     68,736     21,486     17,569     11,298
  Common stock subject to put option(3)...........       --         --      2,000      2,000         --
  Long-term debt, net of current portion..........       --         --         --         --         --
  Total stockholders' equity......................   65,406     57,131      8,803      5,572      5,600

------------------------

(1) Prior to our acquisition of Antinori Software, Inc. ("ASI") on January 31, 1997, ASI had elected to be treated as an S corporation for federal and state income tax purposes. The provision for income tax included as a component of net income for the fiscal years prior to the fiscal year ended January 31, 1998 reflects a pro forma tax provision which includes estimated federal and state income taxes (by applying statutory income tax rates) that would have been incurred if ASI had been subject to taxation as a C corporation.

(2) See Notes 2 and 8 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net earnings per share.

(3) Relates to Common Stock redeemable at the option of Science Applications International Corporation ("SAIC"). SAIC's right to require us to repurchase its common stock terminated upon completion of our initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF SOME FACTORS INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

    We are a leading provider of integrated consulting and software solutions that enable banks to maximize their electronic finance (e-finance) opportunities, increase their revenues, reduce their costs and enhance their delivery of customer services. We were founded in 1978 to provide consulting services to banks, and subsequently integrated software products into our banking solutions. With our acquisition of Antinori Software, Inc. in 1997, we were able to significantly enhance our portfolio of software products. Additionally, we acquired Genisys Operations, Inc. ("Genisys") in January 1999, which provided incremental added-value to our product offerings. The acquisitions of ASI and Genisys were each accounted for as a pooling of interests and accordingly, our Consolidated Financial Statements and Notes thereto, as well as all other financial and statistical data presented in this Report, have been restated to include the financial position and results of operations for ASI and Genisys for all periods prior to and including the period ended January 31, 2000.

    We derive our revenue from consulting and management service fees, software license fees, software maintenance fees, software implementation fees and hardware and other sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). We enter into these contracts with our customers on a project-by-project basis.

    A substantial majority of our revenues are generated from contracts with banks with assets over $50 billion ("Tier I Banks") and banks with assets of between $5 billion and $50 billion ("Tier II Banks"). We seek to establish long-term relationships with our customers that will lead to on-going projects utilizing our solutions. We are typically retained to perform one or more discrete projects for a customer, and use these opportunities to extend our solutions into additional areas of the customer's operations. To this end, approximately 87% and 86% of our total revenues during the year ended January 31, 2000 were derived from companies who were customers of ours during the years ended January 31, 1999 and 1998, respectively. SEE "--BUSINESS--CUSTOMERS AND MARKETS."

    CONSULTING AND MANAGEMENT SERVICE FEES. We employ three primary pricing methods in connection with our delivery of consulting and management services. First, we may price our delivery of consulting and management services on the basis of time and materials, in which case the customer is charged agreed daily rates for services performed and out-of-pocket expenses. In this case, fees and related amounts are generally payable on a monthly basis, and revenue is recognized as the services are performed. Second, consulting and management services may be delivered on a fixed-price basis. In this case, payments are made to us on a monthly basis or pursuant to an agreed upon payment schedule, and revenue is recognized on a percentage-of-completion basis. Any anticipated losses on a fixed-price contract are recognized when estimable. Third, we may deliver consulting and management services pursuant to a value-pricing contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (i) the projected increased revenues or decreased costs that are expected to be derived by the customer over a period of up to twelve months following implementation of our solution or (ii) the actual increased revenues and/or decreased costs experienced by the customer over a period of up to twelve months following implementation of our solution, subject in either case to a ceiling, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for us to receive from 10% to 30% of the projected or actual increased revenues or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. Revenues generated from rendering consulting and management services in connection with value-priced contracts based upon projected results are recognized only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). When fees are to be paid based on a percentage of actual revenues or savings, we recognize revenue only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer. We typically must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and therefore assume the risk of making these commitments with no assurance that the bank will purchase the solutions. We expect that value-pricing contracts will account for an increasing percentage of our revenues in the future. In addition, as a consequence of the shift toward the use of more value-pricing contracts and due to the revenue recognition policy associated with those contracts, our results of operations will likely fluctuate significantly from period to period Regardless of the pricing method employed by us in a given contract, we are reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers, which expenses are netted against reimbursements for financial statement reporting purposes. SEE "--SELECTED QUARTERLY RESULTS OF OPERATIONS."

    SOFTWARE LICENSE FEES. In the event that a software license is sold together with consulting and management services or on a stand-alone basis, software license fees are payable to us in one or more installments, as provided in the customer's contract. Software license revenues for periods subsequent to January 31, 1998, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management. For periods prior to January 31, 1998, software license revenues were recognized in accordance with SOP 91-1, "Software Revenue Recognition." Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software and after any customer cancellation right had expired, provided that no significant vendor obligations remained outstanding, amounts were due within one year, and collection was considered probable by management. Software licenses continue for an indefinite period and there is no provision for any renewal fees. We also enter into value-pricing contracts in connection with our grant of software licenses, in which case payments are made and revenue is recognized in a similar fashion for these contracts in the consulting and management services context. Although substantially all of our current software licenses provide for a set license fee, whether pursuant to a fixed-price or value-pricing contract, some of our payment electronification licenses instead provide for per-transaction license fees (in which case fees are recognized and due on a monthly basis). We expect to increase this practice of charging license fees on a per-transaction basis in the future as part of our strategy to increase recurring revenues and smooth our period-to-period revenues. SEE "--BUSINESS--STRATEGY--INCREASE USE OF VALUE PRICING AND RECURRING REVENUE ARRANGEMENTS."

    SOFTWARE MAINTENANCE FEES. In connection with our sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services, which typically are renewed annually. We charge an annual maintenance fee, which is typically a percent of the initial software license fee, and generally is payable to us at the beginning of the maintenance period and is recognized ratably over the term of the related contract.

    SOFTWARE IMPLEMENTATION FEES. In connection with our sale of a software license, a customer may elect to purchase software implementation services, including software enhancements, patches and other software support services. Most of the customers that purchase software licenses from us also purchase software implementation services. We price our implementation services on a time-and-materials or on a fixed-price basis, and the related revenues are recognized as services are performed.

    HARDWARE AND OTHER SALES. Our computer hardware and supplies sales are made in tandem with the delivery of related services or software, and are sold on the basis of our cost plus a specified percentage. Revenues are recognized upon shipment of the hardware to the customer. We sell hardware at the request of our customers, but do not consider hardware sales to be a meaningful part of our business.

    In accordance with generally accepted accounting principles, we capitalize software development costs incurred in developing a product once technological feasibility of the product has been determined. These capitalized software development costs also include amounts paid for software that is purchased and that has reached technological feasibility. Capitalized software development costs are amortized on the basis of each product's projected revenue or on a straight-line basis over the remaining economic life of the product (generally three years). At January 31, 2000, our capitalized software development costs, net of accumulated amortization, were $6.3 million, which will be amortized over the next 12 quarterly periods. SEE "--NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

RESULTS OF OPERATIONS

    The following discussion of our results of operations for the fiscal years ended January 31, 2000, 1999 and 1998 is based upon data derived from the statements of operations contained in our audited Consolidated Financial Statements appearing elsewhere in this Report. The following table sets forth this data as a percentage of total revenues.

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Consulting and management service fees....................    65.6%      47.9%      49.8%
  Software license fees.....................................    18.1       29.7       26.2
  Software maintenance fees.................................     9.2        9.1       10.0
  Software implementation fees..............................     6.7       11.9        9.6
  Hardware and other fees...................................      .4        1.4        4.4
                                                               -----      -----      -----
Total revenues..............................................   100.0      100.0      100.0
                                                               -----      -----      -----

Cost of revenues:
  Consulting and management service fees....................    36.4       29.4       29.0
  Software license fees.....................................     2.3        2.2        3.3
  Software maintenance fees.................................     3.3        4.3        4.5
  Software implementation fees..............................     3.1        7.0        9.7
  Hardware and other fees...................................      .3        1.0        3.6
                                                               -----      -----      -----
    Total cost of revenues..................................    45.4       43.9       50.1
                                                               -----      -----      -----
Gross profit................................................    54.6       56.1       49.9
                                                               -----      -----      -----

Operating costs and expenses:
  Selling, general and administrative.......................    33.4       33.5       29.9
  Research and development..................................     6.4        8.7        8.4
  Merger related costs......................................    --           .9       --
                                                               -----      -----      -----
    Total operating costs and expenses......................    39.8       43.1       38.3
                                                               -----      -----      -----
Income from operations......................................    14.8       13.0       11.6
Other income (expense)......................................     1.5        1.7         .2
                                                               -----      -----      -----
Income before provision for income taxes....................    16.3       14.7       11.8
Provision for income taxes..................................     5.9        5.3        4.8
                                                               -----      -----      -----
Net income..................................................    10.4%       9.4%       7.0%
                                                               =====      =====      =====

YEAR ENDED JANUARY 31, 2000 (FISCAL 1999) COMPARED TO YEAR ENDED JANUARY 31,
  1999 (FISCAL 1998)

    REVENUES. Our total revenues increased by 37.8% to $75.8 million in fiscal 1999 from $55.0 million in fiscal 1998. The increase was primarily attributable to growth in revenues from consulting and management services. Revenues from consulting and management services increased by 88.9% to $49.7 million in fiscal 1999 from $26.3 million in fiscal 1998. This increase reflected the startup of our eFinancialServices consulting practice and continued growth of our value priced RevenueEnhancement practice which generated $9.6 million and $9.4 million, respectively, of the $23.4 million increase as well as continued demand for our services. Software license revenues decreased 15.9% to $13.7 million in fiscal 1999 from $16.3 million in fiscal 1998. Software maintenance revenue increased 37.1% to $6.9 million in fiscal 1999 from $5.0 million in fiscal 1998. Software maintenance growth resulted from growth in licenses sold in the prior fiscal year, rate increases under existing contracts and from renewals of previously terminated agreements due to Year 2000 concerns by clients. Software implementation revenues decreased by 22.0% to $5.1 million in fiscal 1999 from $6.6 million in fiscal 1998. Decreases in software license revenues were precipitated by customer decisions to delay software purchases due to concerns over Year 2000, and delayed purchase decisions due to our announced roll out plan for our new research and adjustment product. Decreases in software implementation revenue resulted from decreases in license sales. Hardware sales decreased 65.5% to $267,000 in fiscal 1999 from $774,000 in fiscal 1998. This decrease was primarily due to reduced requests by customers for bundled hardware and license deliveries.

    COST OF REVENUES. Cost of revenues generally consists of personnel costs, amortization of capitalized software development costs, third-party royalties and cost of hardware delivered. Total cost of revenues increased by 42.5% to $34.4 million in fiscal 1999 from $24.2 million in fiscal 1998. This increase resulted primarily from an increase in the cost of revenues in consulting and management services and software maintenance. Cost of revenues for consulting and management services increased by 70.7% to $27.6 million in fiscal 1999 from $16.2 million in fiscal 1998, which was a result primarily of increases in personnel to support the growth of the eFinancialServices consulting practice. Cost of revenues for software licenses increased by 45.2% to $1.8 million in fiscal 1999 from $1.2 million in fiscal 1998. Increases in cost of license fees resulted from an increase of 162.5% in amortization costs, to $1.2 million in fiscal 1999 from $453,000 in fiscal 1998, generated from previously capitalized software. Cost of revenues of software maintenance increased by 5.2% to $2.5 million in fiscal 1999 from $2.4 million in fiscal 1998. Cost of revenues for software implementation decreased 38.3% to $2.4 million in fiscal 1999 from $3.9 million in fiscal 1998. Decreases in implementation costs resulted principally from lower staffing levels to accomplish fewer implementations sold. Cost of revenues for hardware sales decreased 62.9% to $208,000 in fiscal 1999 from $560,000 in fiscal 1998 due to reduced hardware sales levels. Total cost of revenues as a percentage of total revenues increased to 45.4% in fiscal 1999 from 43.9% in fiscal 1998, as a result of increases in staff to facilitate growth in consulting efforts and increases in software amortization costs. Cost of revenues for consulting and management service fees as a percentage of revenues from consulting and management consulting fees declined to 55.5% in fiscal 1999 from 61.3% in fiscal 1998 due to improved margins on consulting efforts and value priced engagements.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling, general and administrative expenses increased by 37.4% to $25.3 million in fiscal 1999 from $18.4 million in fiscal 1998. The increase in these expenses primarily reflected the addition of sales and management staff during fiscal 1999 associated with our growth. As a percentage of revenues, selling, general and administrative expenses decreased to 33.4% in fiscal 1999 from 33.5% in fiscal 1998.

    RESEARCH AND DEVELOPMENT. Research and development expenses generally consist of personnel and related costs of developing solutions. Research and development expenses remained constant at $4.8 million in fiscal 1999 compared to $4.8 million in fiscal 1998. Research and development expenses as a percentage of revenues decreased to 6.4% in fiscal 1999 from 8.7% in fiscal 1998.

    OTHER INCOME. Other income increased to $1.1 million in fiscal 1999 from $925,000 in fiscal 1998. Other income increased as a result of earnings on cash and cash equivalents.

    PROVISION FOR INCOME TAXES. Income tax provision increased to $4.4 million in fiscal 1999 from $2.9 million in fiscal 1999, reflecting an effective tax rate of 36% for fiscal 1999 and fiscal 1998.

YEAR ENDED JANUARY 31, 1999 (FISCAL 1998) COMPARED TO YEAR ENDED JANUARY 31,
  1998 (FISCAL 1997)

    REVENUES. Our total revenues increased by 28.6% to $55.0 million in fiscal 1998 from $42.8 million in fiscal 1997. The increase was primarily attributable to growth in revenues from consulting and management services, software licenses and software implementation. Revenues from consulting and management services increased by 23.5% to $26.3 million in fiscal 1998 from $21.3 million in fiscal 1997. This increase reflected both continued demand for our services, as well as increased use of value-pricing for services. Software license revenues increased 45.5% to $16.3 million in fiscal 1998 from $11.2 million in fiscal 1997. Software license revenue growth stemmed primarily from increased sales in fiscal 1998 over fiscal 1997 of our risk management products of $4.4 million. Total risk management product license fees accounted for 41.5% and 20.8% of software license revenue in fiscal 1998 and fiscal 1997, respectively. Software maintenance revenue increased 17.7% to $5.0 million in fiscal 1998 from $4.3 million in fiscal 1997. Software maintenance growth resulted from growth in licenses sold, as well as rate increases under existing contracts. Software implementation revenues increased by 60.1% to $6.6 million in fiscal 1998 from $4.1 million in fiscal 1997. This increase in software implementation revenues was primarily generated by increased software product sales, which resulted in increased implementation. Increased risk management and cash management products accounted for increased software implementation fees in fiscal 1998 of $1.2 million and increased software maintenance fees of $762,000, respectively. Hardware sales decreased 58.7% to $774,000 in fiscal 1998 from $1.9 million in fiscal 1997. This decrease was primarily due to reduced requests by customers for bundled hardware and license deliveries.

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

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling, general and administrative expenses increased by 44.4% to $18.4 million in fiscal 1998 from $12.8 million in fiscal 1997. The increase in these expenses reflected the addition of software management and marketing staff during fiscal 1998 associated with our growth, as well as additional costs associated with operation as a public company. As a percentage of revenues, selling, general and administrative expenses increased to 33.5% in fiscal 1998 from 29.9% in fiscal 1997.

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

    MERGER RELATED COSTS. Merger related costs consisted of one-time transaction costs of $485,000 related to the acquisition of Genisys.

    OTHER INCOME. Other income increased to $925,000 in fiscal 1998 from $79,000 in fiscal 1997. Other income increased as a result of interest earned on funds raised from our initial public offering on May 20, 1998.

    PROVISION FOR INCOME TAXES. Income tax provision increased to $2.9 million in fiscal 1998 from $2.0 million in fiscal 1997, reflecting an effective tax rate of 36.0% for fiscal 1998 compared with 40.0% for fiscal 1997. The effective tax rate in fiscal 1998 was reduced compared to fiscal 1997 primarily due to the tax-exempt status of some interest income earned during fiscal 1998.

SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth some unaudited quarterly data for each of our last eight quarters ended January 31, 2000. The data has been derived from our unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as any indication of future performance. SEE "BUSINESS--RISK FACTORS--FLUCTUATIONS IN QUARTERLY OPERATING RESULTS."

                                                                             THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                            JAN 31,    OCT 31,    JUL 31,    APR 30,    JAN 31,    OCT 31,    JUL 31,    APR 30,
                                              2000       1999       1999       1999       1999       1998       1998       1998
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Consulting and management service
    fees..................................  $13,290    $15,072    $13,039    $ 8,324    $ 7,452    $ 7,273    $ 6,589    $ 5,014
  Software license fees...................    5,180      2,692      2,762      3,093      4,991      3,818      4,061      3,457
  Software maintenance fees...............    2,042      1,677      1,764      1,502      1,377      1,226      1,285      1,143
  Software implementation fees............    1,050      1,391      1,232      1,443      1,360      2,072      2,136        989
  Hardware and other fees.................       36         34         75        122         56        160        227        331
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total revenues........................   21,598     20,866     18,872     14,484     15,236     14,549     14,298     10,934

Costs of revenues:
  Consulting and management service
    fees..................................    8,097      8,044      6,162      5,271      4,390      4,211      3,905      3,644
  Software license fees...................      524        394        380        468        410        303        247        256
  Software maintenance fees...............      487        689        671        664        701        619        568        499
  Software implementation fees............      385        542        808        646        890      1,130      1,205        637
  Hardware and other fees.................       24         23         60        101         32        110        186        232
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total cost of revenues................    9,517      9,692      8,081      7,150      6,423      6,373      6,111      5,268
                                            -------    -------    -------    -------    -------    -------    -------    -------
Gross profit..............................   12,081     11,174     10,791      7,334      8,813      8,176      8,187      5,666
                                            -------    -------    -------    -------    -------    -------    -------    -------

Operating costs and expenses:
  Selling, general and administrative.....    7,494      6,907      6,114      4,818      5,182      4,984      4,424      3,854
  Research and development................      826      1,313      1,356      1,318      1,363        962      1,243      1,195
  Merger related costs....................       --         --         --         --        485         --         --         --
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total operating cost and expenses.....    8,320      8,220      7,470      6,136      7,030      5,946      5,667      5,049
                                            -------    -------    -------    -------    -------    -------    -------    -------
Income from operations....................    3,761      2,954      3,321      1,198      1,783      2,230      2,520        617
Other income (expense)....................      320        223        316        241        336        366        205         18
                                            -------    -------    -------    -------    -------    -------    -------    -------
Income before provision for income
  taxes...................................    4,081      3,177      3,637      1,439      2,119      2,596      2,725        635
Provision for income taxes................    1,469      1,144      1,351        476        714        926      1,011        252
                                            -------    -------    -------    -------    -------    -------    -------    -------
Net income................................  $ 2,612    $ 2,033    $ 2,286    $   963    $ 1,405    $ 1,670    $ 1,714    $   383
                                            =======    =======    =======    =======    =======    =======    =======    =======
Basic earnings per share..................  $  0.14    $  0.11    $  0.12    $  0.05    $  0.08    $  0.09    $  0.10    $  0.03
Diluted earnings per share................  $  0.14    $  0.11    $  0.12    $  0.05    $  0.07    $  0.09    $  0.10    $  0.03

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1999, we generated operating cash of $13.7 million. Operating cash was generated principally through net income before non-cash charges for amortization of capitalized software, depreciation and amortization of property and equipment, and through a net increase in accounts payable and accrued expenses. Due to negotiated payment terms associated with some sales, accounts receivable increased using $3.8 million of cash provided by operations. During fiscal 1998, we used $6.1 million in operating activities principally due to increases in accounts receivable of $15.1 million. At January 31, 2000 and 1999, we had working capital of $56.5 million and $52.1 million, respectively.

    Cash used in investing activities during fiscal 1999 was $8.5 million, and was primarily related to purchases of property and equipment of $3.5 million, and purchases and development of capitalized software of $4.3 million. Cash used in investing activities during fiscal 1998 was $16.6 million, and was primarily related to purchases of short-term investments of $12.8 million, purchases of property and equipment of $2.3 million, and development of capitalized software of $1.5 million.

    Cash generated through financing activities for fiscal 1999 was not significant. Cash generated through financing activities for fiscal 1998 of $40.9 million resulted primarily from proceeds derived from our initial public offering completed on May 20, 1998 for $35.8 million after deducting costs of the offering, and $5.0 million (including $1.4 million of related tax benefits) resulting from the exercise of stock options.

    We no longer maintain a revolving credit facility in light of our current liquidity position.

    Our future liquidity and capital requirements will depend upon numerous factors. We believe that current cash balances and cash generated from operations will be sufficient to meet our operating and capital requirements through at least January 2001. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risk and uncertainties, and actual results could vary. The failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).
SFAS 133, as amended, is effective for quarters beginning after June 15, 2000. We do not currently utilize derivative financial instruments. Therefore, we do not expect that the adoption of SFAS 133 will have a material impact on our results of operation or financial position.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), which amends some provisions of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 98-9 requires the use of the residual method when vendor specific objective evidence of fair value does not exist for one or more delivered elements in an arrangement but there is vendor specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement. SOP 98-9 is effective for us on February 1, 2000. We do not expect SOP 98-9 to materially impact our future results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) which summarizes some of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for us is the quarter ended July 31, 2000. We continue to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods. Based on its initial evaluation, we believe SAB 101 will not have a material impact on our future results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATES. We invest our cash in a variety of financial instruments, primarily tax-advantaged variable rate and fixed rate obligations of state and local municipalities, and educational entities and agencies. These investments are denominated in US dollars.

    We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a raise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changed in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at January 31, 2000 was 4.7%. Amortized cost of short-term investments held at January 31, 2000 was $13.6 million, which approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            CARREKER-ANTINORI, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors...........     32

Consolidated Balance Sheets as of January 31, 2000 and
  1999......................................................     33

Consolidated Statements of Operations for the years ended
  January 31, 2000, 1999 and 1998...........................     34

Consolidated Statements of Stockholders' Equity for the
  years ended
  January 31, 2000, 1999 and 1998...........................     35

Consolidated Statements of Cash Flows for the years ended
  January 31, 2000, 1999 and 1998...........................     36

Notes to Consolidated Financial Statements..................     37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Carreker-Antinori, Inc.

    We have audited the accompanying consolidated balance sheets of Carreker-Antinori, Inc. (the Company), as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carreker-Antinori, Inc. at January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Dallas, Texas
March 7, 2000

                            CARREKER-ANTINORI, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets
  Cash and cash equivalents.................................  $25,973    $20,701
  Short-term investments....................................   13,563     12,849
  Accounts receivable, net of allowance of $609 and $569 at
    January 31, 2000 and 1999, respectively.................   30,263     26,618
  Receivable from Electronic Check Clearing House
    Organization............................................       92        343
  Receivable from Payment Solutions Network, Inc., net of
    allowance of $560 and $565 at January 31, 2000 and 1999,
    respectively............................................      437        545
  Receivable from Infiteq, LLC, net of allowance of $188 and
    $138 at January 31, 2000 and 1999, respectively.........       51         98
  Prepaid expenses and other current assets.................      733        681
  Deferred income taxes.....................................      831        736
                                                              -------    -------
Total current assets........................................   71,943     62,571
Property and equipment, net of accumulated depreciation of
  $4,809 and $2,894 at January 31, 2000 and 1999,
  respectively..............................................    4,197      2,673
Software costs capitalized, net of accumulated amortization
  of $4,889 and $3,753 at January 31, 2000 and 1999,
  respectively..............................................    6,349      3,279
Deferred income taxes.......................................      179        178
Other assets................................................      155         35
                                                              -------    -------
Total assets................................................  $82,823    $68,736
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,089    $ 2,045
  Accrued compensation and benefits.........................    2,030        700
  Other accrued expenses....................................    2,583        961
  Income taxes payable......................................    2,310      1,400
  Deferred revenue..........................................    6,401      5,348
                                                              -------    -------
Total current liabilities...................................   15,413     10,454
Deferred income taxes.......................................    2,004      1,151
Commitments (Note 7)........................................
Stockholders' equity:
  Preferred Stock, $.01 par value:
    2,000 shares authorized; no shares issued and
     outstanding............................................       --         --
  Common Stock, $.01 par value:
    100,000 shares authorized; 18,540 and 18,354 shares
     issued at January 31, 2000 and 1999, respectively......      185        184
  Additional paid-in capital................................   44,564     44,563
  Deferred compensation.....................................     (183)      (568)
  Retained earnings.........................................   20,846     12,952
  Less treasury stock, at cost:
    1 common shares as of January 31, 2000..................       (6)        --
                                                              -------    -------
Total stockholders' equity..................................   65,406     57,131
                                                              -------    -------
Total liabilities and stockholders' equity..................  $82,823    $68,736
                                                              =======    =======

                            See accompanying notes.

                            CARREKER-ANTINORI, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Consulting and management service fees....................  $49,725    $26,328    $21,314
  Software license fees.....................................   13,727     16,327     11,223
  Software maintenance......................................    6,985      5,031      4,274
  Software implementation fees..............................    5,116      6,557      4,094
  Hardware sales and other fees.............................      267        774      1,876
                                                              -------    -------    -------
    Total revenues..........................................   75,820     55,017     42,781
                                                              -------    -------    -------
Costs of revenues:
  Consulting and management service fees....................   27,574     16,150     12,394
  Software license fees.....................................    1,766      1,216      1,412
  Software maintenance......................................    2,511      2,387      1,923
  Software implementation fees..............................    2,381      3,862      4,156
  Hardware sales and other fees.............................      208        560      1,556
                                                              -------    -------    -------
    Total cost of revenues..................................   34,440     24,175     21,441
                                                              -------    -------    -------
Gross profit................................................   41,380     30,842     21,340
                                                              -------    -------    -------
Operating costs and expenses:
  Selling, general, and administrative......................   25,333     18,444     12,777
  Research and development..................................    4,813      4,763      3,610
  Merger related costs......................................       --        485         --
                                                              -------    -------    -------
    Total operating costs and expenses......................   30,146     23,692     16,387
                                                              -------    -------    -------
Income from operations......................................   11,234      7,150      4,953
Other income (expense):
  Interest income, net......................................    1,164        925         79
  Other income (expense)....................................      (64)        --         --
                                                              -------    -------    -------
    Total other income (expense)............................    1,100        925         79
                                                              -------    -------    -------
Income before provision for income taxes....................   12,334      8,075      5,032
Provision for income taxes (Note 4).........................    4,440      2,903      2,027
                                                              -------    -------    -------
Net income..................................................  $ 7,894    $ 5,172    $ 3,005
                                                              =======    =======    =======
Basic earnings per share....................................  $  0.43    $   .32    $   .24
                                                              =======    =======    =======
Diluted earnings per share..................................  $  0.42    $   .30    $   .21
                                                              =======    =======    =======
Shares used in computing basic earnings per share...........   18,456     16,224     12,717
                                                              =======    =======    =======
Shares used in computing diluted earnings per share.........   18,980     17,504     14,484
                                                              =======    =======    =======

                            See accompanying notes.

                            CARREKER-ANTINORI, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                   COMMON STOCK       ADDITIONAL                                TREASURY STOCK          TOTAL
                                -------------------    PAID-IN       DEFERRED      RETAINED   -------------------   STOCKHOLDERS'
                                 SHARES     AMOUNT     CAPITAL     COMPENSATION    EARNINGS    SHARES     AMOUNT       EQUITY
                                --------   --------   ----------   -------------   --------   --------   --------   -------------
Balance at January 31, 1997...   13,010      $130      $ 1,205         $  --       $ 4,775       387      $(539)       $ 5,571

Restricted stock grant........       85         1          753          (754)           --        --         --             --
Sales of treasury stock.......       --        --           39            --            --       (23)        33             72
Purchases of treasury stock...       --        --           --            --            --         3         (4)            (4)
Adjustment of shares issued to
  Antinori Software
  shareholders................     (198)       (2)           2            --            --        --         --             --
Issuance of shares of common
  stock upon exercises of
  stock options...............      350         3          156            --            --        --         --            159
Net income....................       --        --           --            --         3,005        --         --          3,005
                                 ------      ----      -------         -----       -------      ----      -----        -------
Balance at January 31, 1998...   13,247       132        2,155          (754)        7,780       367       (510)         8,803

Adjustment of shares issued to
  Antinori Software
  shareholders................     (141)       (1)           1            --            --        --         --             --
Common shares subject to
  put.........................       --        --        2,000            --            --        --         --          2,000
Director option grant.........       --        --          100          (100)           --        --         --             --
Sale of stock.................    3,650        37       35,800            --            --        --         --         35,837
Compensation earned under
  employee/ director stock
  option plans................       --        --           --           286            --        --         --            286
Purchases of treasury stock...       --        --           --            --            --        11        (15)           (15)
Issuance of shares of common
  stock upon exercises of
  stock options...............    1,598        16        3,100            --            --      (378)       525          3,641
Tax benefit from exercises of
  stock options...............       --        --        1,407            --            --        --         --          1,407
Net income....................       --        --           --            --         5,172        --         --          5,172
                                 ------      ----      -------         -----       -------      ----      -----        -------
    Balance at January 31,
      1999....................   18,354       184       44,563          (568)       12,952        --         --         57,131

Director option grant.........       --        --           28           (28)           --        --         --             --
Termination of restricted
  stock grant.................      (23)       --          (80)           80            --        --         --             --
Compensation earned under
  employee/ director stock
  option plans................       --        --           --           333            --        --         --            333
Purchases of treasury stock...       --        --           --            --            --        89       (574)          (574)
Issuance of shares of common
  stock upon exercises of
  stock options...............      209         1         (322)           --            --       (88)       568            247
Tax benefit from exercises of
  stock options...............       --        --          375            --            --        --         --            375
Net income....................       --        --           --            --         7,894        --         --          7,894
                                 ------      ----      -------         -----       -------      ----      -----        -------
    Balance at January 31,
      2000....................   18,540      $185      $44,564         $(183)      $20,846         1      $  (6)       $65,406
                                 ======      ====      =======         =====       =======      ====      =====        =======

                            See accompanying notes.

                            CARREKER-ANTINORI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Operating Activities:
  Net income................................................  $ 7,894    $  5,172   $ 3,005
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization of property and
      equipment.............................................    1,997       1,277       639
    Amortization of software costs capitalized..............    1,189         453       745
    Compensation earned under employee/director stock option
      plans.................................................      333         286        --
    Deferred income taxes...................................      757        (199)      651
    Provision for doubtful accounts.........................      587         708       832
    Changes in operating assets and liabilities
      Accounts receivable...................................   (3,826)    (15,073)   (4,108)
      Prepaid expenses and other assets.....................     (172)        324        32
      Accounts payable and accrued expenses.................    2,996      (1,115)      825
      Income taxes payable/receivable.......................      910       1,599       (54)
      Deferred revenue......................................    1,053         468      (752)
                                                              -------    --------   -------
Net cash provided by (used in) operating activities.........   13,718      (6,100)    1,815

Investing Activities:
  Purchases of short-term investments.......................   (6,016)    (12,800)      (50)
  Sales and maturities of short-term investments............    5,302           1        --
  Purchases of property and equipment.......................   (3,521)     (2,286)   (1,383)
  Computer software costs capitalized.......................   (4,259)     (1,469)   (2,019)
                                                              -------    --------   -------
Net cash used in investing activities.......................   (8,494)    (16,554)   (3,452)

Financing Activities
  Purchases of treasure stock...............................     (574)        (15)       (4)
  Sales of treasury stock...................................       --          --        72
  Proceeds from stock options exercised.....................      247       3,641       159
  Tax benefit from stock options exercised..................      375       1,407        --
  Proceeds from sale of stock...............................       --      35,837        --
                                                              -------    --------   -------
Net cash provided by financing activities...................       48      40,870       227
                                                              -------    --------   -------
Net increase (decrease) in cash and cash equivalents........    5,272      18,216    (1,410)
Cash and cash equivalents at beginning of year..............   20,701       2,485     3,895
                                                              -------    --------   -------
Cash and cash equivalents at end of year....................  $25,973    $ 20,701   $ 2,485
                                                              =======    ========   =======

Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $    14    $     45   $    26
                                                              =======    ========   =======
  Cash paid for income taxes................................  $ 2,357    $    126   $ 1,611
                                                              =======    ========   =======

                             See accompanying notes

                            CARREKER-ANTINORI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Carreker-Antinori, Inc. ("the Company") is a leading provider of consulting and software solutions to the banking industry. The Company's solutions include comprehensive service offerings coupled with a broad array of state-of-the-art, proprietary software products, which have been designed to address the unique requirements of the banking industry. These solutions are designed to improve the competitiveness of a bank's financial performance and operations. As described in Note 6, the Company also provides consulting and administrative services to some organizations.

    On January 29, 1999 Genisys Operation, Inc. ("Genisys"), a Texas Corporation, was merged with the Company in a transaction accounted for as a pooling of interests (Note 3). The accompanying consolidated financial statements of the Company include the accounts of Genisys.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts and shares in a demand money market account comprised of domestic and foreign commercial paper, certificates of deposit and U.S. government obligations.

    SHORT-TERM INVESTMENTS

    The Company considers investments with maturities of greater than three months when purchased, to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates their designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of January 31, 2000, all of the Company's short-term investments mature in less than one year.

    ACCOUNTS RECEIVABLE

    A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains an allowance for losses based upon the expected collectibility of all accounts receivable. Write-offs of receivables during the three years ended January 31, 2000, 1999 and 1998 were $502,200, $64,000 and $368,000, respectively.

    Accounts receivable include unbilled amounts that represent receivables for work performed for which billings upon mutual agreement have not been presented to the customers. These receivables are

                            CARREKER-ANTINORI, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED) generally billed and collected within one year of completion of the service. Accounts receivable include $15,064,000, and $10,134,000 of unbilled receivables at January 31, 2000 and 1999, respectively.

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

                                                                JANUARY 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Furniture.................................................  $ 3,937    $ 2,321
Equipment.................................................    4,610      2,921
Leasehold improvements....................................      459        325
                                                            -------    -------
  Total cost..............................................    9,006      5,567
Less accumulated depreciation and amoritization...........   (4,809)    (2,894)
                                                            -------    -------
  Net property and equipment..............................  $ 4,197    $ 2,673
                                                            =======    =======

    SOFTWARE COSTS CAPITALIZED

    The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been determined. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (i) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three years). The Company capitalized $4,259,000, $1,469,000, and $2,019,000 and recorded amortization relating to software development costs capitalized of $1,189,000, $453,000, and $745,000 in the years ended January 31, 2000, 1999 and 1998, respectively.

    REVENUE RECOGNITION

    Revenue for consulting services performed under fixed-price contracts which are generally in duration in excess of six months is recognized on a percentage-of-completion method. Revenue from these contracts is recognized in the proportion that costs incurred bear to total estimated costs at completion. Anticipated losses on fixed-price contracts are recognized when estimable.

    Revenue generated from consulting services and management services contracts is recognized as services are performed. Revenue generated from value-priced consulting services is recognized at the completion of all services and the actual fee to be paid has been agreed to by the customer. Billings for

                            CARREKER-ANTINORI, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED) value priced consulting services may be delayed by mutual agreement for periods generally not to exceed twelve months.

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

    In connection with software license agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of the software. Approximately $577,000, $746,000 and $816,000 of royalty expense was recorded under these agreements in the years ended January 31, 2000, 1999 and 1998, respectively.

    DEFERRED REVENUE

    Deferred revenue represents amounts billed to customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

    RESEARCH AND PRODUCT DEVELOPMENT COSTS

    Research and product development costs, which are not subject to capitalization under Statement of Financial Accounting Standards (SFAS) 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," are expensed as incurred and relate mainly to the development of new products and the ongoing maintenance of existing products.

    EARNINGS PER SHARE

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options (using the treasury stock method).

    STOCK-BASED COMPENSATION

    Compensation expense on stock options issued to employees is measured in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25).

                            CARREKER-ANTINORI, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED)
    RISKS AND UNCERTAINTIES

    The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, ability to manage growth, customer concentration, competition, dependence on key personnel, rapid technological change and dependence on new products, international operations, potential acquisitions, proprietary rights, and product liability.

    USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).
SFAS 133, as amended, is effective for quarters beginning after June 15, 2000. The Company does not currently utilize derivative financial instruments. Therefore, the Company does not expect that the adoption of SFAS 133 will have a material impact on its results of operation or financial position.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), which amends certain provisions of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 98-9 requires the use of the residual method when vendor specific objective evidence of fair value does not exist for one or more delivered elements in an arrangement, but there is vendor specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement. SOP 98-9 is effective for the Company on February 1, 2000. The Company does not expect SOP 98-9 to materially impact its future results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ended July 31, 2000. The Company continues to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods. Based on the Company's initial evaluation, it believes SAB 101 will not have a material impact on its future results of operations.

3. BUSINESS COMBINATIONS

    On January 31, 1997, the Company acquired all the outstanding common shares of Antinori Software, Inc, ("ASI") from the shareholders of ASI in exchange for 3,962,528 shares of the Company common stock in a transaction accounted for as a pooling of interests. Effective with the merger, the combined entity changed its legal name to Carreker-Antinori, Inc. Subsequently, certain ASI software products were determined to require significantly more development effort than anticipated at the time of the merger. On January 29, 1998, the Company and shareholders of ASI entered into a settlement agreement under which the ASI shareholders agreed to return 338,800 shares of common stock to the Company. The Company and the ASI shareholders agreed to the settlement based upon the additional development costs

                            CARREKER-ANTINORI, INC.

3. BUSINESS COMBINATIONS (CONTINUED)
incurred by the Company to ready certain of the software products for sale to customers and the fair value of the Company's common stock on the consummation date of the merger. At January 31, 1999, all settlement shares of common stock had been returned to the Company and canceled.

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

4. PROVISION FOR INCOME TAXES

    The Company's provision for income taxes consists of the following (in thousands):

                                                          YEAR ENDED JANUARY 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Federal:
  Current...........................................   $3,278     $2,802     $1,237
  Deferred..........................................      714       (188)       615
                                                       ------     ------     ------
                                                        3,992      2,614      1,852
State:
  Current...........................................      404        300        139
  Deferred..........................................       44        (11)        36
                                                       ------     ------     ------
                                                          448        289        175
                                                       ------     ------     ------
                                                       $4,440     $2,903     $2,027
                                                       ======     ======     ======

    The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision for income taxes as follows (in thousands):

                                                          YEAR ENDED JANUARY 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Income tax expense at statutory rate................   $4,193     $2,744     $1,712
State income taxes, net of U.S. federal benefit.....      399        195         92
Tax exempt interest income..........................     (307)      (273)        --
Nondeductible expenses..............................       28        172         67
Other, net..........................................      127         65        156
                                                       ------     ------     ------
Provision for income taxes..........................   $4,440     $2,903     $2,027
                                                       ======     ======     ======

                            CARREKER-ANTINORI, INC.

4. PROVISION FOR INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                  YEAR ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Cash to accrual adjustment................................   $  102     $  136
  Depreciation of property and equipment....................       --        178
  Accruals not currently deductible.........................      373        152
  Stock compensation........................................      202         --
  Allowance for doubtful accounts...........................      495        418
  Other.....................................................       65         30
                                                               ------     ------
Total deferred tax assets...................................    1,237        914
Deferred tax liabilities:
  Depreciation of property and equipment....................       63         --
  Capitalized software costs................................    2,168      1,151
                                                               ------     ------
Total deferred tax liabilities..............................    2,231      1,151
                                                               ------     ------
Net deferred tax liabilities................................   $ (994)    $ (237)
                                                               ======     ======

5. BENEFIT PLANS

    STOCK OPTION PLANS

    Effective October 7, 1994, the Company adopted the 1994 Long Term Incentive Plan (the Long Term Incentive Plan) under which officers and employees may be granted awards in the form of incentive stock options, non-qualified stock options and restricted shares. The exercise price per share for the common stock issued pursuant to incentive stock options under the Long Term Incentive Plan shall be no less than 100% of the fair market value on the date the option is granted. The exercise price per share for non-qualified stock options under the Long Term Incentive Plan may be determined by the Compensation Committee of the Company's Board of Directors (the Committee), but may not be less than the par value of the shares. Options granted under the Long Term Incentive Plan become exercisable and vest as determined by the Committee. To date, options granted under the Long Term Incentive Plan fully vest within four years from the date of grant. The term of each option granted under the Long Term Incentive Plan shall be as the Committee determines, but in no event shall any option have a term of longer than ten years from the date of grant. Options may be granted pursuant to the Long Term Incentive Plan up to October 7, 2004, unless the Board of Directors terminates the Long Term Incentive Plan prior to this date.

    On January 31, 1998, the Committee issued 84,700 shares of restricted stock with a fair market value of $8.90 per share to certain key employees under the Company's Long Term Incentive Plan. Holders of restricted stock retain all rights of a stockholder, except the shares cannot be sold until they vest. Upon employee termination, all unvested shares are forfeited to the Company. On December 15, 1999, 23,100 shares were forfeited due to an employee termination. The restricted shares vest in full on January 31, 2001. At January 31, 2000, 1999 and 1998, there was deferred compensation related to the restricted shares

                            CARREKER-ANTINORI, INC.

5. BENEFIT PLANS (CONTINUED)
totaling $183,000, $503,000 and $754,000, respectively. The deferred compensation will be charged to expense over the vesting period.

    The Company has a Director Stock Option Plan (the Director Plan) under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of the Company's Common Stock at prices determined by the Committee. Options granted under the Director Plan expire ten years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. Each option granted shall become exercisable immediately or in one or more installments as determined by the Committee and as provided in the applicable stock option agreement. All shares issued and options granted pursuant to the Director Plan are subject to restriction agreements. During the years ended January 31, 2000, and 1999, options to purchase 9,168 shares and 17,790 shares, respectively, of common stock were granted to Directors. The exercise price was set at 50% of the fair market value on the grant date. As a result, the Company recorded deferred compensation at the dates of grant during the years ended January 31, 2000 and 1999 of $27,500, and $100,026, respectively, to be expensed ratably over a one-year vesting period. At January 31, 2000, there was no deferred compensation related to the Director options.

    Stock option transactions under all plans for the years ended January 31, 2000, 1999 and 1998, are as follows (in thousands, except per share amounts):

                                                     2000                   1999                   1998
                                             --------------------   --------------------   --------------------
                                                         WEIGHTED               WEIGHTED               WEIGHTED
                                                         AVERAGE                AVERAGE                AVERAGE
                                             NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                              OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                             ---------   --------   ---------   --------   ---------   --------
Options outstanding at beginning of year...    3,573      $6.19        4,230     $3.96       2,983      $1.45
  Granted..................................      194       6.47        1,378      6.91       1,932       6.96
  Exercised................................     (297)       .84       (1,975)     1.87        (350)      0.45
  Forfeited................................     (428)      8.02          (60)     8.21        (335)      2.57
                                              ------                 -------                 -----
Options outstanding at end of year.........    3,042       6.47        3,573      6.19       4,230       3.96
                                              ======                 =======                 =====
Options exercisable at end of year.........    1,573                   1,221                 1,557
Weighted average grant-date fair value of
  options granted during the year..........               $4.55                  $5.26                  $1.58
                                                          =====                  =====                  =====

    Information related to options outstanding at January 31, 2000, is summarized below (in thousands, except per share amounts):

                         OPTIONS OUTSTANDING   WEIGHTED AVERAGE      WEIGHTED                                WEIGHTED
                           AT JANUARY 31,         REMAINING          AVERAGE       OPTIONS EXERCISABLE       AVERAGE
RANGE OF EXERCISE PRICE         2000           CONTRACTUAL LIFE   EXERCISE PRICE   AT JANUARY 31, 2000    EXERCISE PRICE
-----------------------  -------------------   ----------------   --------------   --------------------   --------------
$0.85 to $5.75........            683                5.4               $2.53                655                $2.43
$5.81 to $7.20........          1,179                8.9                6.13                366                 6.24
$7.44 to $11.00.......          1,180                8.1                9.09                552                 8.99
                                -----                                                     -----
                                3,042                7.8                6.47              1,573                 5.62
                                =====                                                     =====

                            CARREKER-ANTINORI, INC.

5. BENEFIT PLANS (CONTINUED)
    As of January 31, 2000, the Company has reserved for issuance under the Long Term Incentive Plan 3,733,689 shares of common stock, of which 61,600 shares of restricted stock have been issued, 2,993,007 shares are subject to currently outstanding options to employees, 22,146 shares are subject to currently outstanding options to directors, and 656,936 shares are reserved for future awards. As of January 31, 2000, the Company has reserved for issuance under the Director Plan 100,000 shares of Common Stock, of which 26,418 shares are subject to currently outstanding options, and 73,582 shares are reserved for future awards.

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock options is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the option's vesting period. During the years ended January 31, 2000 and 1999, total compensation expense recorded relating to employee stock options was $332,447 and $286,359, respectively. No compensation expense relating to employee stock options was recorded during the year ended January 31, 1998.

    Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model assuming volatility of .862 in 2000, 1.045 volatility in 1999 and no volatility for 1998, and the following assumptions for 2000, 1999 and 1998, respectively: weighted-average risk free interest rate of 5.6%, 5.3% and 5.95%, no dividends, and a weighted average expected life of 4.5 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information (in thousands, except per share amounts) is as follows:

                                                          YEAR ENDED JANUARY 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Pro forma net income................................   $6,051     $3,710     $2,592
                                                       ======     ======     ======
Basic pro forma earnings per share..................   $ 0.33     $ 0.23     $ 0.20
                                                       ======     ======     ======
Diluted pro forma earnings per share................   $ 0.32     $ 0.21     $ 0.20
                                                       ======     ======     ======

                            CARREKER-ANTINORI, INC.

5. BENEFIT PLANS (CONTINUED)
    The pro forma disclosures only include the effect of options granted subsequent to January 31, 1995. Accordingly, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus is not indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

    PROFIT SHARING PLAN

    The Company has adopted a profit sharing plan pursuant to
Section 401(k) of the Internal Revenue Code (the Code) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company. Effective January 1, 1998, employees of ASI became eligible to participate in the Company plan. Effective February 1, 1999, employees of Genisys became eligible to participate in the Company plan. Employer matching contributions amounted to $792,000, $616,000 and $421,000, in 2000, 1999 and 1998,
respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contribution was made during 2000, 1999, or 1998. Prior to January 1, 1998, employees of ASI had a separate profit sharing plan pursuant to Section 401(k) of the Code, whereby participants could contribute a percentage of compensation not in excess of the maximum allowed under the Code. Employer matching contributions were discretionary and amounted to $260,000 under the ASI plan for the year ended January 31, 1998.

    Through January 31, 1999, employees of Genisys had a separate profit sharing plan pursuant to Section 401(k) of the Code, whereby participants could contribute a percentage of compensation not in excess of the maximum allowed under the Code. Employer matching and additional contributions are discretionary and amounted to $105,000 and $2,000 under the Genisys plan for the years ended January 31, 1999 and 1998, respectively.

    BONUS PLAN

    The Company pays discretionary bonuses to key employees based primarily on Company profitability and the extent to which individuals meet agreed-upon objectives for the year. The Company recorded bonus expense of approximately $2,132,000, $513,000 and $1,554,000 in 2000, 1999 and 1998, respectively.

6. MANAGEMENT SERVICES

    An employee of the Company serves as Executive Director of the Electronic Check Clearing House Organization (ECCHO) and provides consulting and administrative services to ECCHO, for which the Company recorded net revenues of $888,000, $1,040,000 and $994,000 for the years ended January 31, 2000, 1999 and
1998, respectively. Receivables from ECCHO were $92,000, $343,000 and $566,000 at January 31, 2000, 1999 and 1998, respectively.

    The Company owns an equity interest in Payment Solutions Network, Inc. (PSN) for which the Company has no book basis. PSN's articles of incorporation require PSN to repurchase the Company's equity interest for $1,250,000 at a rate of $250,000 per year over a five-year period, with the final year's payment contingent upon the amount of operating revenue of PSN in the fifth year. The annual repurchase of these units is subject to PSN maintaining certain cash and net worth levels. The proceeds from the first scheduled repurchase of $250,000 was received by the Company from PSN in January 1996 and included in other income. The scheduled 2000, 1999 and 1998 repurchase of $250,000 was not received

                            CARREKER-ANTINORI, INC.

6. MANAGEMENT SERVICES (CONTINUED)
due to cash and net worth levels of PSN falling below the amounts stipulated in its articles of incorporation. Additional payments, if any, to be received by the Company from PSN in subsequent years will be recognized as other income when the realization of such amounts is probable.

    The Company has a note receivable from PSN with a remaining balance of $14,000 and $31,000 as of January 31, 2000 and 1999, respectively. Such note receivable is included in other current assets in the consolidated balance sheet.

    The Company has a management services contract (the PSN Agreement) with PSN to provide consulting, sales, and administrative support to PSN for a five-year term beginning January 31, 1995. During the years ended January 31, 2000, 1999 and 1998, the Company recorded management service fees related to the PSN Agreement of $850,000, $1,216,000 and $1,378,000, respectively. Net receivables from PSN for management services (excluding the note receivable discussed above) were $437,000, $545,000 and $797,000 at January 31, 2000, 1999 and 1998,
respectively. The Company maintained an allowance for doubtful accounts balance of $560,000, $565,000 and $100,000 at January 31, 2000, 1999 and 1998,
respectively, due to delays in collection of fees.

    On February 3, 2000 PSN entered into an Asset Purchase agreement with the Small Value Payments Company L.L.C. ("SVPCo") under which SVPCo acquired certain assets and liabilities from PSN, in return for future payments to be made from SVPCo to PSN based on the business activities of SVPCo. As a result of this agreement, the Company has reduced the level of services provided to PSN to principally management services, and entered into an agreement with SVPCo to provide sales and marketing support services.

    The Company owns an equity interest (for which the Company has no book basis) and an employee of the Company serves as Managing Director of INFITEQ, LLC (INFITEQ), a single-source provider of specialized outsourcing services to the banking industry for transaction processing, information management, electronic commerce and image technology. INFITEQ was incorporated on January 15, 1998. The Company has a Management Services Agreement (the INFITEQ Agreement) with INFITEQ to provide INFITEQ consulting, sales and administrative support through January 2008. The Company also is entitled to receive reimbursement of certain costs it incurs for the benefit of INFITEQ. The Company provided consulting and management services to INFITEQ, for which the Company recorded revenues of $51,000 and $1,093,000 for the years ended January 31, 2000 and 1999 respectively. Net receivables from INFITEQ were $51,000 and 98,000 at January 31, 2000 and 1999.

    The Company has not provided guarantees of debt or other obligations, has not agreed to fund any losses, and is not otherwise contingently liable with respect to ECCHO, PSN or INFITEQ.

7. LEASE COMMITMENTS

    The Company leases office facilities and certain equipment under operating leases for various periods. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense under

                            CARREKER-ANTINORI, INC.

7. LEASE COMMITMENTS (CONTINUED)
operating leases for 2000, 1999 and 1998 was approximately $1,826,000, $1,038,000 and $620,000, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows (in thousands):

    Year ending January 31:

2001........................................................  $ 2,139
2002........................................................    2,414
2003........................................................    2,154
2004........................................................    1,831
2005 and thereafter.........................................   10,670
                                                              -------
  TOTAL.....................................................  $19,208
                                                              =======

8. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Basic earnings per share:
  Net income................................................  $ 7,894    $ 5,172    $ 3,005
                                                              =======    =======    =======
  Weighted average shares outstanding.......................   18,456     16,224     12,717
                                                              =======    =======    =======
  Basic earnings per share..................................  $  0.43    $  0.32    $  0.24
                                                              =======    =======    =======
Diluted earnings per share:
  Net income................................................  $ 7,894    $ 5,172    $ 3,005
                                                              =======    =======    =======
  Weighted average shares outstanding.......................   18,456     16,224     12,717
  Assumed conversion of employee stock options..............      524      1,280      1,767
                                                              -------    -------    -------
  Shares used in diluted earnings per share calculation.....   18,980     17,504     14,484
                                                              =======    =======    =======
  Diluted earnings per share................................  $  0.42    $  0.30    $  0.21
                                                              =======    =======    =======

    Options totaling 1,381,317 and 845,640 in fiscal years ending January 31, 2000 and 1999, respectively, have been excluded from the diluted earnings per share computation, as the options were anti-dilutive. No options were excluded in 1998.

9. SEGMENTS

    Effective with the year ended January 31, 1999, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information (Statement 131)." Segment disclosures required by Statement 131 have been reported for the years ended January 31, 2000 and 1999. Segment information for the year ended January 31, 1998 has not been prepared and disclosed as it is impractical to do so due to the merger with ASI which occurred in 1997 and organizational changes which occurred in the Company's business effective February 1, 1998 which impact segment reporting under Statement 131.

                            CARREKER-ANTINORI, INC.

9. SEGMENTS (CONTINUED)

    During January 2000, the Company revised their segment disclosures to reflect their focus on e-finance segments. As a result of this revision segment disclosures for the current and prior periods have been restated.

    The Company has four reportable segments: ePaymentSolutions, eCashSolutions and eBusinessSolutions. The segments are unique due to the focus of the products and services being offered. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio.

    EPaymentSolutions consist primarily of eXceptions software, eTrac software, eInformSolutions, eTransaction consulting and software, eFraudLink consulting and software and ECCHO Management services. eCashSolutions consists primarily of eiService and eCashInventory consulting and software and eTransport consulting. eBusinessSolutions consists primarily of RevenueEnhancement consulting, eFinancialServices and eStrategic consulting.

    Due to the solution approach to delivering products and services from multiple business segments, contracts are broken down by segment with few transactions between reportable segments.

    Included in corporate and unallocated are costs related to selling and marketing, unallocated corporate overhead expense, general software management, and incentive bonuses. Business segment results include costs for research and development as well as product royalty expense. Receivables, property and equipment and other assets are not included in the measures reviewed by the Company's chief operating decision-maker. Therefore, all Company assets have been included in the corporate and unallocated category in the following reportable segment disclosure (in thousands):

YEAR ENDED JANUARY 31, 2000

                                                                       EBUSINESSSOLUTIONS
                                                                    ------------------------
                                                                      REVENUE     EFINANCIAL    CORPORATE
                               EPAYMENTSOLUTIONS   ECASHSOLUTIONS   ENHANCEMENT    SERVICES    UNALLOCATED    TOTAL
                               -----------------   --------------   -----------   ----------   -----------   --------
Revenues
  Consulting and management
    service fees.............       $ 6,017            $3,301         $19,849       $20,558      $     --    $49,725
  Software license fees......        10,567             3,160              --            --            --     13,727
  Software maintenance
    fees.....................         5,458             1,527              --            --            --      6,985
  Software implementation
    fees.....................         4,274               842              --            --            --      5,116
  Hardware and other fees....           267                --              --            --            --        267
                                    -------            ------         -------       -------      --------    -------
    Total revenues...........       $26,583            $8,830         $19,849       $20,558      $     --    $75,820
                                    =======            ======         =======       =======      ========    =======
Operating income (loss)......       $ 1,181            $3,504         $13,219       $ 7,904      $(14,574)   $11,234
Assets.......................       $    --            $   --         $    --       $    --      $ 83,281    $83,281
Depreciation and
  amortization...............       $ 1,227            $  373         $   140       $   100      $  1,346    $ 3,186
Capital expenditures.........       $    --            $   --         $    --       $    --      $  3,521    $ 3,521

                            CARREKER-ANTINORI, INC.

9. SEGMENTS (CONTINUED)
YEAR ENDED JANUARY 31, 1999

                                                                       EBUSINESSSOLUTIONS
                                                                    ------------------------
                                                                      REVENUE     EFINANCIAL    CORPORATE
                               EPAYMENTSOLUTIONS   ECASHSOLUTIONS   ENHANCEMENT    SERVICES    UNALLOCATED    TOTAL
                               -----------------   --------------   -----------   ----------   -----------   --------
Revenues
  Consulting and management
    service fees.............       $ 3,634            $1,311         $10,422       $10,961      $     --    $26,328
  Software license fees......        12,350             3,977              --            --            --     16,327
  Software maintenance
    fees.....................         4,147               884              --            --            --      5,031
  Software implementation
    fees.....................         4,901             1,656              --            --            --      6,557
  Hardware and other fees....           774                --              --            --            --        774
                                    -------            ------         -------       -------      --------    -------
    Total revenues...........       $25,806            $7,828         $10,422       $10,961      $     --    $55,017
                                    =======            ======         =======       =======      ========    =======
Operating income (loss)......       $ 3,826            $3,101         $ 7,171       $ 3,513      $(10,461)   $ 7,150
Assets.......................       $    --            $   --         $    --       $    --      $ 68,736    $68,736
Depreciation and
  amortization...............       $   827            $   34         $    87       $    52      $    730    $ 1,730
Capital expenditures.........       $    --            $   --         $    --       $    --      $  2,286    $ 2,286

    Revenues of $17,998,000 to a major customer accounted for 24% of total revenues in the year ended January 31, 2000. Revenues of $5,934,000 to a major customer accounted for 11% of total revenues in the year ended January 31, 1999. Revenues of $11,956,000 to two major customers accounted for 28% of total revenues in the year ended January 31, 1998.

10. SUBSEQUENT EVENT

    On February 10, 2000, the Company acquired all of the outstanding stock of Automated Integrated Solutions, Inc. ("AIS") a Canadian company for cash consideration of $2,300,000. AIS shareholders are entitled to receive up to an additional $2,000,000 over the three years ended January 31, 2003 based on performance incentives. The transaction was facilitated through a Canadian subsidiary of the Company set up to complete the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

NAME                                     AGE                       POSITION WITH COMPANY
----                                   --------   --------------------------------------------------------
John D. Carreker, Jr.................     57      Chairman of the Board and Chief Executive Officer

Royce D. Brown.......................     51      Vice Chairman of the Office of the President, Executive
                                                  Vice President and Managing Director

John S. Davis, Jr....................     42      Executive Vice President and Managing Director

Terry L. Gage........................     42      Executive Vice President, Treasurer, Chief Financial
                                                  Officer and Assistant Secretary

Richard J. Jerrier...................     57      Executive Vice President and Managing Director

Wyn P. Lewis.........................     50      Director, Vice Chairman of the Office of the President,
                                                    Executive Vice President and Managing Director

Robert M. Olson, Jr..................     44      Executive Vice President and Managing Director

    JOHN D. CARREKER, JR., has served as Chairman of the Board and Chief Executive Officer of the Company since the Company's formation in 1978, and served as the Company's President from 1978 until July 1997, at which time Richard L. Linting became president of the Company.

    ROYCE D. BROWN was appointed Vice Chairman of the Office of the President on September 19, 1999. Mr. Brown has served as Executive Vice President and Managing Director since February 1996. From March 1994 to January 1996,
Mr. Brown served as Vice President and Managing Director of the Company's Software Group.

    JOHN S. DAVIS, JR. has served as Executive Vice President and Managing Director of the Company since April 1997. From February 1996 to April 1997,
Mr. Davis served as Senior Vice President and Managing Director of the Company's Software Group. From February 1993 to January 1996, Mr. Davis served as Director of Sales and Marketing for the Company's Software Group.

    TERRY L. GAGE has served as Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary since April 1997 and has served as Senior Vice President, Treasurer and Chief Financial Officer of the Company since October 1995. From October 1986 to April 1995, Mr. Gage served as Treasurer and Chief Financial Officer of FAAC Incorporated, a company specializing in technology engineering and consulting services.

    RICHARD J. JERRIER has served as Executive Vice President and Managing Director since January 1999. Mr. Jerrier served as the Senior Vice President and Director of New Business for Atlantic Data Services (ADS) from 1993 until December 1998.

    WYN P. LEWIS was appointed Vice Chairman of the Office of the President on September 19, 1999. Mr. Lewis has served as Executive Vice President and Managing Director of the Company since March 1996. From March 1993 to March 1996, Mr. Lewis served as Vice President and Managing Director for Yield Management.

    ROBERT M. OLSON, JR. has served as Executive Vice President and Managing Director since September 1998. Mr. Olson served as Executive Vice President, Operations & Technology for Magna Group, Inc. from May 1994 until July 1998.

    All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors and until their respective successors are chosen and qualified.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation and Other Matters" of the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" of the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Certain Transactions" and "Executive Compensation and Other Matters--Compensation of Directors" of the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           The following financial statements are filed as part of this
(a)   1.   report:
           Report of Ernst & Young LLP, Independent Auditors
           Consolidated Balance Sheets as of January 31, 2000 and 1999
           Consolidated Statements of Operations for the years ended
           January 31, 2000, 1999 and 1998
           Consolidated Statements of Stockholders' Equity for the
           years ended January 31, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows for the years ended
           January 31, 2000, 1999 and 1998
           Notes to Consolidated Financial Statements
      2.   Consolidated Financial Statement Schedules
           Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and
           Exchange Commission have been excluded, as they are not
           required under the related instructions, or information
           required has been included in the Company's Consolidated
           Financial Statements.
           The following documents are filed or incorporated by
      3.   reference as exhibits to this report:

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                 ------------------------------------------------------------
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

             4.2        Amended and Restated Certificate of Incorporation and Bylaws
                        of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-48399)).

           +10.1        Employment Agreement dated January 31, 1997 between the
                        Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

           +10.2        Employment Agreement dated March 19, 1998 between the
                        Company and Terry L. Gage (incorporated by reference to
                        Exhibit 10.3 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                 ------------------------------------------------------------
           +10.3        Employment Agreement dated March 12, 1998 between the
                        Company and Wyn P. Lewis (incorporated by reference to
                        Exhibit 10.4 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

           +10.4        Employment Agreement dated March 10, 1998 between the
                        Company and Richard L. Linting (incorporated by reference to
                        Exhibit 10.5 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

           +10.5        Employment Agreement dated March 13, 1998 between the
                        Company and Royce D. Brown (incorporated by reference to
                        Exhibit 10.6 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

           +10.6        Amended and Restated Carreker-Antinori 1994 Long Term
                        Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-48399)).

           +10.7 Carreker-Antinori Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

           +10.8        Carreker-Antinori Profit Sharing Incentive Plan
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

            10.9        Management Services Agreement dated November 18, 1993
                        between the Company and Payment Systems Network, Inc. (as
                        amended) (incorporated by reference to Exhibit 10.11 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

            10.10       Management Services Agreement dated January 15, 1998 between the Company and INFITEQ, LLC (incorporated by reference to
                        Exhibit 10.12 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

           +10.11       Indemnification Agreement between the Company and John D.
                        Carreker, Jr. (together with a schedule) (incorporated by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

            10.12       Form of the Company's independent contractor agreement
                        (incorporated by reference to Exhibit 10.22 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

            10.13       Agreement and Plan of Merger between the Company and CAG
                        Newco, Inc. and Antinori Software, Inc. dated as of
                        January 29, 1997 (incorporated by reference to
                        Exhibit 10.23 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

            10.14       Promissory Note dated September 1, 1997, between the Company and John S. Davis (incorporated by reference to
                        Exhibit 10.23 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

            10.15       Office Lease between Granite Tower, Ltd. and the Company
                        dated as of March 31, 1999 (incorporated by reference to
                        Exhibit 10.26 of the Registration Form 10-K for fiscal year ended January 31, 1999)

           *10.16 Office Lease between Granite Tower, Ltd. and the Company dated August 31, 1999.

            21.1        Subsidiaries of the Company.

                        (a) Genisys Operation, Inc.

                        (b) Antinori Software, Inc.

                        (c) Carreker-Antinori, Ltd.

           *23.1        Consent of Ernst & Young LLP, Independent Auditors.

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                 ------------------------------------------------------------
            24.1        Power of Attorney (included on first signature page).

           *27.1        Financial Data Schedule.

------------------------

+ Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Terry L. Gage, Chief Financial Officer, 4055 Valley View Lane, Suite 1000, Dallas, TX 75244.

*   Filed herewith.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c) The Index to Exhibits filed or incorporated by reference pursuant to
    Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Form 10-K

(d) Not applicable.

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS that each of Carreker-Antinori, Inc., a Delaware corporation, and the undersigned directors and officers of Carreker-Antinori, Inc. hereby constitutes and appoints John D. Carreker, Jr. and Terry L. Gage, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

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

                                                       CARREKER-ANTINORI, INC.

                                                       By:          /s/ JOHN D. CARREKER, JR.
                                                            -----------------------------------------
                                                                      John D. Carreker, Jr.
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

Dated: April 28, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 25, 2000.

                     SIGNATURES                                            TITLE
                     ----------                                            -----
              /s/ JOHN D. CARREKER, JR.
     -------------------------------------------       Chairman of the Board and Chief Executive
                John D. Carreker, Jr.                    Officer (Principal Executive Officer)

                  /s/ WYN P. LEWIS                     Director, Vice Chairman of the Office of the
     -------------------------------------------         President, Executive Vice President and
                    Wyn P. Lewis                         Managing Director

                  /s/ TERRY L. GAGE                    Executive Vice President and Chief Financial
     -------------------------------------------         Officer (Principle Financial and Accounting
                    Terry L. Gage                        Officer)

               /s/ RONALD R. ANTINORI
     -------------------------------------------       Vice Chairman of the Board
                 Ronald R. Antinori

                /s/ JAMES D. CARREKER
     -------------------------------------------       Director
                  James D. Carreker

                /s/ JAMES L. FISCHER
     -------------------------------------------       Director
                  James L. Fischer

                 /s/ DONALD L. HOUSE
     -------------------------------------------       Director
                   Donald L. House

               /s/ RICHARD R. LEE, JR.
     -------------------------------------------       Director
                 Richard R. Lee, Jr.

                  /s/ LARRY J. PECK
     -------------------------------------------       Director
                    Larry J. Peck

                  /s/ DAVID K. SIAS
     -------------------------------------------       Director
                    David K. Sias

                                 EXHIBIT INDEX

EXHIBIT
-------
         2.1            Agreement and Plan of Merger between Carreker-Antinori,
                        Inc., a Texas corporation, and Carreker-Antinori, Inc., a
                        Delaware corporation (incorporated by reference to
                        Exhibit 2.1 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

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

         4.2            Amended and Restated Certificate of Incorporation and Bylaws
                        of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-48399)).

       +10.1            Employment Agreement dated January 31, 1997 between the
                        Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

       +10.2            Employment Agreement dated March 19, 1998 between the
                        Company and Terry L. Gage (incorporated by reference to
                        Exhibit 10.3 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

       +10.3            Employment Agreement dated March 12, 1998 between the
                        Company and Wyn P. Lewis (incorporated by reference to
                        Exhibit 10.4 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

       +10.4            Employment Agreement dated March 10, 1998 between the
                        Company and Richard L. Linting (incorporated by reference to
                        Exhibit 10.5 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

       +10.5            Employment Agreement dated March 13, 1998 between the
                        Company and Royce D. Brown (incorporated by reference to
                        Exhibit 10.6 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

       +10.6            Amended and Restated Carreker-Antinori 1994 Long Term
                        Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-48399)).

       +10.7 Carreker-Antinori Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

       +10.8            Carreker-Antinori Profit Sharing Incentive Plan
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

EXHIBIT
-------
        10.9            Management Services Agreement dated November 18, 1993
                        between the Company and Payment Systems Network, Inc. (as
                        amended) (incorporated by reference to Exhibit 10.11 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

        10.10           Management Services Agreement dated January 15, 1998 between the Company and INFITEQ, LLC (incorporated by reference to
                        Exhibit 10.12 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

       +10.11           Indemnification Agreement between the Company and John D.
                        Carreker, Jr. (together with a schedule) (incorporated by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

        10.12           Form of the Company's independent contractor agreement
                        (incorporated by reference to Exhibit 10.22 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

        10.13           Agreement and Plan of Merger between the Company and CAG
                        Newco, Inc. and Antinori Software, Inc. dated as of
                        January 29, 1997 (incorporated by reference to
                        Exhibit 10.23 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

        10.14           Promissory Note dated September 1, 1997, between the Company and John S. Davis (incorporated by reference to
                        Exhibit 10.23 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-48399)).

        10.15           Office Lease between Granite Tower, Ltd. and the Company
                        dated as of March 31, 1999 (incorporated by reference to
                        Exhibit 10.26 of the Registration Form 10-K for fiscal year ended January 31, 1999).

       *10.16 Office Lease between Granite Tower, Ltd, and the Company dated August 31, 1999.

        21.1            Subsidiaries of the Company.

                        (a) Genisys Operation, Inc.
                        (b) Antinori Software, Inc.
                        (c) Carreker-Antinori, Ltd.

       *23.1            Consent of Ernst & Young LLP, Independent Auditors.

        24.1            Power of Attorney (included on first signature page).

       *27.1            Financial Data Schedule.

------------------------

+ Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Terry L. Gage, Chief Financial Officer, 4055 Valley View Lane, Suite 1000, Dallas, Texas 75244

*   Filed herewith.