Form 10-Q
period 2000-04-30
CARREKER ANTINORI INC
filed 2000-06-14
CIK 1057709

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________ to ________________.

Commission file number   0-24201
                      ----------------------

                             Carreker-Antinori, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                              75-1622836
-----------------------------------------   ------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

   4055 Valley View Lane, #1000
   Dallas, Texas                                         75244
-----------------------------------------   ------------------------------------
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
                                   Yes   X    No
                                       -----    -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value --- 18,584,328 shares as of May 31, 2000.



--------------------------------------------------------------------------------

                             CARREKER-ANTINORI, INC.

                                      INDEX

PART I     FINANCIAL INFORMATION                                                        PAGE
                                                                                        ----
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              at April 30, 2000 and January 31, 2000                                       3

              Condensed Consolidated Statements of Operations
              for the three months ended April 30, 2000
              and April 30, 1999                                                           4

              Condensed Consolidated Statements of Cash Flows
              for the three months ended April 30, 2000
              and  April 30, 1999                                                          5

              Notes to Condensed Consolidated Financial Statements                         6


     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  17

PART II    OTHER INFORMATION

     Item 1.  Legal Proceedings                                                           17

     Item 2.  Changes in Securities and Use of Proceeds                                   17

     Item 3.  Defaults Upon Senior Securities                                             17

     Item 4.  Submission of Matters to a Vote of Security Holders                         17

     Item 5.  Other Information                                                           17

     Item 6.  Exhibits and Reports on Form 8-K                                            17

SIGNATURES                                                                                18

--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                                              CARREKER-ANTINORI, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                                  (IN THOUSANDS)

                                                                           April 30,           January 31,
                                ASSETS                                        2000                 2000
                                                                         ---------------      ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $ 20,720            $  25,973
    Short term investments                                                       13,563               13,563
    Accounts receivable, net                                                     34,692               30,843
    Prepaid expenses and other current assets                                     1,123                  733
    Deferred income taxes                                                           831                  831
                                                                         ---------------      ---------------
                Total current assets                                             70,929               71,943
Property and equipment, net of accumulated depreciation                           4,284                4,197
Software costs capitalized, net of accumulated amortization                       8,124                6,349
Other assets                                                                        328                  334
                                                                         ---------------      ---------------
                Total assets                                                   $ 83,665            $  82,823
                                                                         ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                           $  2,927            $   2,089
    Accrued compensation and benefits                                             1,582                2,030
    Other accrued expenses                                                        1,812                2,583
    Income taxes payable                                                            713                2,310
    Deferred revenue                                                              7,405                6,401
                                                                         ---------------      ---------------
                Total current liabilities                                        14,439               15,413
 Deferred income taxes                                                            2,004                2,004
                                                                         ---------------      ---------------
                Total liabilities                                                16,443               17,417
                                                                         ---------------      ---------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 2,000 shares
      authorized, none issued                                                      ----                 ----
   Common Stock, $.01 par value, 100,000 shares authorized,
      18,579 and 18,540 shares issued, respectively                                 186                  185
   Additional paid-in capital                                                    44,885               44,564
   Deferred compensation                                                           (172)                (183)
   Retained earnings                                                             22,323               20,846
   Less treasury stock, at cost:
      1 common shares, as of January 31, 2000                                      ----                   (6)
                                                                         ---------------      ---------------
                Total stockholders' equity                                       67,222               65,406
                                                                         ---------------      ---------------
                Total liabilities and stockholders' equity                     $ 83,665            $  82,823
                                                                         ===============      ===============

                             See accompanying notes.

--------------------------------------------------------------------------------

                             CARREKER-ANTINORI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months Ended
                                                                           April 30,
                                                                ------------------------------
                                                                       2000              1999
                                                                ------------       -----------
REVENUES:
    Consulting and management service fees                          $13,110           $ 8,324
    Software license fees                                             4,173             3,093
    Software maintenance fees                                         2,282             1,502
    Software implementation fees                                      2,495             1,443
    Hardware and other fees                                            ----               122
                                                                ------------       -----------
           Total revenues                                            22,060            14,484

COSTS OF REVENUES:
    Consulting and management service fees                            8,573             5,271
    Software license fees                                             1,137               468
    Software maintenance fees                                           535               664
    Software implementation fees                                      1,217               646
    Hardware and other fees                                               6               101
                                                                ------------       -----------
           Total cost of revenues                                    11,468             7,150

                                                                ------------       -----------
GROSS PROFIT                                                         10,592             7,334
                                                                ------------       -----------

OPERATING COSTS AND EXPENSES:
    Selling, general and administrative                               7,598             4,818
    Research and development                                            984             1,318
                                                                ------------       -----------
           Total operating costs and expenses                         8,582             6,136

Income from operations                                                2,010             1,198
Other income                                                            372               241
                                                                ------------       -----------

Income before provision for income taxes                              2,382             1,439
Provision for income taxes                                              905               476
                                                                ------------       -----------
Net income                                                          $ 1,477           $   963
                                                                ============       ===========

Basic earnings per share                                            $  0.08           $  0.05
                                                                ============       ===========
Diluted earnings per share                                          $  0.08           $  0.05
                                                                ============       ===========

Shares used in computing basic earnings per share                    18,499            18,369
Shares used in computing diluted earnings per share                  19,467            18,843

                             See accompanying notes.

--------------------------------------------------------------------------------

                             CARREKER-ANTINORI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   Three Months Ended
                                                                                        April 30,
                                                                           -------------------------------
                                                                                  2000               1999
                                                                           ------------       ------------
OPERATING ACTIVITIES:
  Net Income                                                                   $ 1,477            $   963
  Adjustments to reconcile net income to net cash used in operating activities:
     Amortization of  software costs capitalized                                   760                292
     Depreciation and amortization of property and equipment                       562                505
     Amortization of deferred compensation                                          66                 76
     Deferred income taxes                                                        ----                 50
     Provision for doubtful accounts                                               329                107
     Changes in assets and liabilities:
        Accounts receivable                                                     (4,178)            (1,007)
        Prepaid expenses and other                                                (384)              (447)
        Accounts payable and accrued expenses                                   (1,978)              (752)
        Deferred revenue                                                         1,004               (517)
                                                                           ------------       -------------
          Net cash used in operating activities                                 (2,342)              (730)

INVESTING ACTIVITIES:
     Sales and maturities of short-term investments                               ----              4,172
     Purchase of property and equipment                                           (649)            (1,181)
     Computer software costs capitalized                                        (2,535)              (417)
                                                                           -------------      -------------
          Net cash provided by (used in) investing activities                   (3,184)             2,574

FINANCING ACTIVITIES:
     Purchases of treasury stock                                                  ----                 (4)
     Proceeds from stock options exercised                                         273                210
                                                                           ------------       ------------
          Net cash provided by financing activities                                273                206
                                                                           ------------       ------------

Net increase (decrease) in cash and cash equivalents                            (5,253)             2,050
Cash and cash equivalents at beginning of period                                25,973             20,701
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                      20,720            $22,751
                                                                           ============       ============

Supplemental cash flow information:
  Cash paid for interest                                                       $     9            $  ----
                                                                           ============       ============

  Cash paid for income taxes                                                   $ 2,502            $   809
                                                                           ============       ============

                             See accompanying notes.

--------------------------------------------------------------------------------

                             CARREKER-ANTINORI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I

     1.    BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 2000, 1999, and 1998 included in the Company's Form 10-K for the fiscal year ended January 31, 2000 on file with the Commission. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

     2.  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with maturities of three months or less from the original purchase date to be cash equivalents. At April 30, 2000, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities.

     3.  SHORT TERM INVESTMENTS

                  The Company considers investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of April 30, 2000 all short-term investments mature in less than one year.

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

--------------------------------------------------------------------------------

                  The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 30, 2000 and 1999 (in thousands, except per share amounts):

                                                                            Three Months Ended
                                                                                  April 30,
                                                                     --------------------------------
                                                                             2000               1999
                                                                     -------------     --------------
         Basic earnings per share:
             Net income                                                   $ 1,477            $   963
                                                                     =============     ==============
             Weighted average shares outstanding                           18,499             18,369
                                                                     -------------     --------------

                    Basic earnings per share                              $  0.08            $  0.05
                                                                     =============     ==============

         Diluted earnings per share:
             Net income                                                   $ 1,477            $   963
                                                                     =============     ==============
             Weighted average shares outstanding                           18,499             18,369
             Assumed conversion of employee
                stock options                                                 968                474
                                                                     -------------     --------------
             Shares used in diluted earnings per share
                calculation                                                19,467             18,843
                                                                     =============     ==============

                    Diluted earnings per share                            $  0.08            $  0.05
                                                                     =============     ==============

     5.  MANAGEMENT SERVICES

                  For the three month periods ended April 30, 2000 and 1999, the Company recognized revenue for management services provided to related parties in the following amounts (in thousands):

                                                                           Three Months Ended
                                                                                April 30,
                                                                     --------------------------------
                                                                         2000              1999
                                                                     -------------     --------------
         Infiteq, LLC                                                     $  ----            $    21
         Payment Solutions
           Network, Inc.                                                        9                179

         Electronic Check Clearing House
           Organization                                                       212                267

          The Company held net receivables from related companies at April 30 in the following amounts (in thousands):

                                                                         2000              1999
                                                                     -------------     --------------
         Infiteq, LLC                                                      $   45            $   197
         Payment Solutions Network, Inc.                                      272                393
         Electronic Check Clearing House Organization                         240                106

--------------------------------------------------------------------------------

     6.  SEGMENTS

             During January 2000, the Company revised its segment disclosures to reflect its focus on e-finance segments. As a result of this revision, segment disclosures for the current and prior periods have been restated.

             We have three reportable segments: ePaymentSolutions, eCashSolutions and eBusinessSolutions. The segments are unique due to the focus of the products and services being offered. We evaluate performance and allocate resources based on profit or loss from operations before income taxes, not including gains and losses on our investment portfolio.

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

             Included in corporate and unallocated are costs related to selling and marketing, unallocated corporate overhead expense, general software management, and incentive bonuses. Business segment results include costs for research and development as well as product royalty expense. Receivables, property and equipment and other assets are not included in the measures reviewed by our chief operating decision-maker. Therefore, all assets have been included in the corporate and unallocated category in the following reportable segment disclosure
         (in thousands):

                                                                        Three months ended April 30, 2000
                                                      --------------------------------------------------------------------
                                                                               eBusinessSolutions
                                                                            --------------------------
                                                                                 Revenue      eFinancial    Corporate
                                           ePaymentSolutions   eCashSolutions  Enhancement     Services    Unallocated     Total
                                           ------------------  -------------   ------------  -----------  ------------  ------------
Revenues
  Consulting and management service fees..          $  1,271        $    43        $ 5,721     $  6,075      $     --      $ 13,110
  Software license fees...................             3,011          1,162             --           --            --         4,173
  Software maintenance fees...............             1,740            542             --           --            --         2,282
  Software implementation fees............             1,540            828             --          127            --         2,495
  Hardware and other fees.................                --             --             --           --            --            --
                                                -------------  -------------   ------------  -----------  ------------  ------------
   Total revenues.........................          $  7,562        $ 2,575        $ 5,721     $  6,202      $     --      $ 22,060
                                                =============  =============   ============  ===========  ============  ============

Operating income (loss)...................          $    206        $   284        $ 3,316     $  2,270      $  (4,066)    $  2,010

--------------------------------------------------------------------------------

                                                                          Three months ended April 30, 1999
                                                             -------------------------------------------------------------
                                                                                 eBusinessSolutions
                                                                              --------------------------
                                                                                  Revenue     eFinancial     Corporate
                                            ePaymentSolutions  eCashSolutions   Enhancement    Services     Unallocated     Total
                                           ------------------  --------------   -----------  -----------   ------------  -----------
Revenues
  Consulting and management service fees..          $  1,320        $   832        $ 3,006     $  3,166      $      --     $  8,324
  Software license fees...................             1,855          1,238             --           --             --        3,093
  Software maintenance fees...............             1,163            339             --           --             --        1,502
  Software implementation fees............             1,215            228             --           --             --        1,443
  Hardware and other fees.................               122             --             --           --             --          122
                                                -------------  -------------   ------------  -----------  ------------  ------------
   Total revenues........................           $  5,675        $ 2,637        $ 3,006     $  3,166      $      --     $ 14,484
                                                =============   =============  ============  ===========  ============  ============

Operating income (loss)...................          $    211        $ 1,160        $ 1,827     $    735      $  (2,735)    $  1,198

     7.  ACQUISITIONS

                  On February 10, 2000 we acquired all of the outstanding stock of Automated Integrated Solutions, Inc. an Ontario, Company ("AIS") for $2.3 million in cash and additional contingent future cash payments to AIS shareholders of up to $2.0 million based on achievement of specified revenue targets over three years. The transaction was accounted for as a purchase transaction with $2.3 million of the purchase price allocated to capitalize software.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       OVERVIEW

                  We are a leading provider of integrated consulting and software solutions that enable banks to maximize their electronic finance (efinance) opportunities, increase their revenues, reduce their costs and enhance their delivery of customer services. We were founded in 1978 to provide consulting services to banks, and subsequently integrated software products into our banking solutions. With our acquisition of Antinori Software, Inc. in 1997, we were able to significantly enhance our portfolio of software products. Additionally, we acquired Genisys Operations, Inc. in 1999, which provided incremental added-value to our product offerings. The acquisitions of ASI and Genisys were each accounted for as a pooling-of-interests, and accordingly, our Condensed Consolidated Financial Statements and notes thereto, as well as all other financial and statistical data presented in this Form 10-Q, have been restated to include the financial position and results of operations for ASI and Genisys for all periods presented.

                  MARKETS: A substantial majority of our revenues are generated from contracts with banks with assets over $50 billion ("Tier I Banks") and banks with assets of between $5 billion and $50 billion ("Tier II Banks"). We seek to establish long-term relationships with our customers that will lead to ongoing projects utilizing our solutions.

                  SOURCE OF REVENUES: We derive our revenues from consulting and management service fees, software license fees, software implementation fees and hardware and other sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). We enter into these contracts with our customers on a project-by-project basis.

                  PRODUCTS AND SERVICES: We offer a wide range of industry-leading solutions that enable banks to maximize their e-finance opportunities, increase their revenues and reduce their costs. Combining consulting services with proprietary technology applications, we help banks improve their current operations and realize their full potential from the Internet economy.

                                       9
--------------------------------------------------------------------------------

         Our offerings, uniquely tailored to the needs of the banking industry, fall into three complementary groups of powerful, Internet-ready solutions. The three groups, ePaymentSolutions, eCashSolutions and eBusinessSolutions, offer a combination of products and services that when combined deliver optimal benefits. These products and services are:

            EPAYMENTSOLUTIONS            ECASHSOLUTIONS            EBUSINESSSOLUTIONS
               eFraudLink                   eiService              RevenueEnhancement
               eXceptions                eCashInventory            eFinancialServices
                   eRM                     eTransport                  eStrategic
                  eTrac
                 eInform
              eTransactions

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

--------------------------------------------------------------------------------

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

         PRODUCTS & SERVICES OFFERED:   ETRANSPORTOPTIMIZER,
                                        ETRANSPORTCONSULTING
         The EBUSINESSSOLUTIONS group offers a range of consulting services that enable banks to improve their day-to-day operations and conceive implement and fund their e-finance initiatives.
 .
         REVENUEENHANCEMENT consulting enables a bank to improve workflows, internal operational processes and customer pricing structures. Opportunities to improve performance are identified through a systematic evaluation of existing policies and procedures in a range of functional areas.

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

--------------------------------------------------------------------------------

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

         SERVICES OFFERED:              ESTRATEGICMODELING,
                                        ESTRATEGICFINANCECONSULTING,
                                        ESTRATEGICINTEGRATEDSALES

                  PRICING METHODS AND REVENUE RECOGNITION: We employ varying pricing methods for each of our four sources of revenue, resulting in a number of different revenue recognition practices. Consulting and management services are priced on (i) a time and materials basis (revenue is recognized as the services are performed), (ii) a fixed-price basis (revenue is recognized on a percentage-of-completion basis) and (iii) on a value-priced basis. In the case of value-priced contracts, we are paid, on an agreed upon basis with the customer, either a specified percentage of the projected increased revenues or decreased costs that are expected to be derived by the customer over a period of up to twelve months following implementation of our solution, or the actual increased revenues and/or decreased costs experienced by the customer over a period of up to twelve months following implementation of our solution, subject in either case to a ceiling, if any is agreed to, on the total amount of payments to be made to us. Revenues generated in connection with value-priced contracts based upon projected results are recognized only upon completion of all services and agreement upon the actual fee to be paid (even though billings for such services may be delayed by mutual agreement for periods generally not to exceed twelve months). When fees are to be paid based on a percentage of actual revenues or savings, revenues are recognized only upon the completion of all services and as the amounts of actual revenues or savings are confirmed to us by the customer. Software license fees are priced on a fixed-price basis (with revenue recognized upon delivery, subject to certain conditions), on a value-priced basis (with revenue recognized in a fashion similar to that for consulting and management service fees) and in some cases on a per-transaction basis (with the related revenue being recognized and due on a monthly basis). Software maintenance and implementation fees are priced on a time and materials basis or on a fixed-price basis, and the related revenues are recognized on the basis consistent with that applied to consulting and management service fees. Finally, hardware sales are priced on the basis of our cost plus a specified percentage, and related revenues are recognized upon shipment of the hardware.

                  All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Risk Factors" in the Company's Form 10-K for the fiscal year ended January 31, 2000, on file with the Commission. Such risks include, without limitation, the risks associated with our dependence on the banking industry, fluctuations in quarterly operating results, customer concentration, customer project risks, our ability to manage growth, market acceptance of our solutions, the absence of long-term agreements with customers, the potential for software and/or solutions defects, competition within the markets in which we compete our use of independent contractors, our dependence on key personnel, our ability to attract and retain qualified personnel, the impact of technological advances on our business, our dependence on proprietary technology and the risks associated with infringement, Year 2000 issues, the potential for liability claims, the risks associated with potential strategic alliances or acquisitions, government regulation and the risks associated with international operations. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" (as set forth in the aforementioned Form 10-K) and elsewhere in this report.

--------------------------------------------------------------------------------

       RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, the percentages that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.

                                                                            Three Months Ended
                                                                                 April 30,
                                                                     -------------------------------
                                                                            2000               1999
                                                                     ------------       ------------
         Revenues:
             Consulting and management service fees                         59.5%              57.5%
             Software license fees                                          18.9               21.4
             Software maintenance fees                                      10.3               10.4
             Software implementation fees                                   11.3                9.9
             Hardware and other fees                                          --                 .8
                                                                     ------------       ------------
                    Total revenues                                         100.0              100.0

         Costs of revenues:
             Consulting and management service fees                         38.9               36.4
             Software license fees                                           5.2                3.2
             Software maintenance fees                                       2.4                4.6
             Software implementation fees                                    5.5                4.5
             Hardware and other fees                                          --                 .7
                                                                     ------------       ------------
                    Total cost of revenues                                  52.0               49.4

                                                                     ------------       ------------
         Gross profit                                                       48.0               50.6
                                                                     ------------       ------------

         Operating costs and expenses:
             Selling, general and administrative                            34.4               33.3
             Research and development                                        4.5                9.1
                                                                     ------------       ------------
                    Total operating costs and expenses                      38.9               42.4

         Income from operations                                              9.1                8.2
         Other income (expense)                                              1.7                1.7
                                                                     ------------       ------------

         Income before provision for income taxes                           10.8                9.9
         Provision for income taxes                                          4.1                3.3

                                                                     ------------       ------------
         Net income                                                          6.7%               6.6%
                                                                     ==============     ==============

--------------------------------------------------------------------------------

         REVENUES

                  REVENUES: Our total revenues increased 52.4% to $22.1 million for the quarter ended April 30, 2000 from $14.5 million for the quarter ended April 30, 1999.

                  CONSULTING AND MANAGEMENT SERVICE FEES: Revenues from consulting and management service fees increased 57.8% to $13.1 million for the quarter ended April 30, 2000 from $8.3 million for the quarter ended April 30, 1999. Consulting and management service fees have grown as a result of continued demand for eFinancial Services as well as value priced RevenueEnhancement consulting. We have expanded the use of value priced engagements due to their improved margins as well as their favorable reception from customers. RevenueEnhancement engagements increased to $5.7 million for the quarter ended April 30, 2000 from $3.0 million for the quarter ended April 30, 1999. Revenues related to value priced opportunities tend to fluctuate period-to-period and are likely to fluctuate in future periods.

                  SOFTWARE LICENSE FEES: Revenues from software license fees increased 35.5% to $4.2 million for the quarter ended April 30, 2000 from $3.1 million for the quarter ended April 30, 1999.

                  SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 51.9% to $2.3 million for the quarter ended April 30, 2000 from $1.5 million for the quarter ended April 30, 1999. Increases in software maintenance fees have been driven by increased sales levels of software licenses during the previous twelve months resulting in growth in the number of customers under maintenance contracts.

                  SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased 72.9% to $2.5 million for the quarter ended April 30, 2000 from $1.4 million for the quarter ended April 30, 1999. Increases in software implementation fees have been driven by increased sales levels of software licenses, resulting in growth in the number of customers requiring implementation services.

                  HARDWARE SALES: There were no revenues from hardware for the quarter ended April 30, 2000 compared to revenues of $122,000 for the quarter ended April 30, 1999. The Company sells hardware at the request of its customers, but does not consider hardware sales to be a meaningful part of its business.

     COST OF REVENUES

                  COST OF CONSULTING AND MANAGEMENT SERVICES: Cost of consulting and management services increased 62.6% to $8.6 million for the quarter ended April 30, 2000 from $5.3 million for the quarter ended April 30, 1999. Cost of consulting and management services as a percentage of consulting and management service fees increased to 65.4% for the three months ended April 30, 2000 from 63.3% for the three months ended April 30, 1999. Cost of consulting and management services as a percentage of consulting and management services fees reflects increases due to growth in time and material engagements. Cost of consulting and management services consists primarily of personnel costs associated with time and material contracts and value priced efforts.

                  COST OF SOFTWARE LICENSES: Cost of software licenses increased 142.9% to $1.1 million for the quarter ended April 30, 2000 from $468,000 for the quarter ended April 30, 1999. Cost of software licenses as a percentage of software license fees increased to 27.2% for the three months ended April 30, 2000 from 15.1% for the three months ended April 30, 1999. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of ePaymentSolutions and eCashSolutions software products. Increases in cost of software licenses as a percentage of software license fees reflect an increase in royalties paid of $223,000 resulting from changes in the mix of products sold during the period, as well as increases in amortization of capitalized software costs of $468,000 relative to certain software products purchased or reaching general release status during the three months ended April 30, 2000.

--------------------------------------------------------------------------------

                  COST OF SOFTWARE MAINTENANCE: Cost of software maintenance decreased 19.4% to $535,000 for the quarter ended April 30, 2000 from $664,000 for the quarter ended April 30, 1999. Cost of software maintenance consists primarily of personnel costs associated with providing customer support for software products sold. Decreases in costs associated with software maintenance reflect staffing reductions generated through increased efficiency.

                  COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased 88.4% to $1.2 million for the quarter ended April 30, 2000 from $646,000 for the quarter ended April 30, 1999. Cost of software implementation as a percentage of related fees increased to 48.8% for the quarter ended April 30, 2000 from 44.8% for the quarter ended April 30, 1999. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold.

                  COST OF HARDWARE: Cost of hardware decreased to $6,000 for the quarter ended April 30, 2000 from $101,000 for the quarter ended April 30, 1999. Decreases for the quarter ended April 30, 2000 is reflective of reductions in the amount of hardware sold during the quarter.

     OPERATING COSTS AND EXPENSES

                  SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased 57.7% to $7.6 million for the quarter ended April 30, 2000 from $4.8 million for the quarter ended April 30, 1999. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support our expanding operations as well as costs associated with the acquisition of AIS.

                  RESEARCH AND DEVELOPMENT: Research and development expenses decreased 25.3% to $984,000 for the quarter ended April 30, 2000 from $1.3 million for the quarter ended April 30, 1999.

                  OTHER INCOME: Other income increased to $372,000 for the quarter ended April 30, 2000 from $241,000 for the quarter ended April 30, 1999. Other income consists primarily of interest income on tax exempt short-term investments. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments on hand during the current quarter.

                  PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal and state income taxes. Our effective income tax rate was 38.0% for the three months ended April 30, 2000 compared to 33.1% for the three months ended April 30,1999. Increases in the estimated annual effective rate resulted from increases in non tax deductible expenses and increases in income subject to state taxation.

     LIQUIDITY AND CAPITAL RESOURCES

                  As of April 30, 2000, we had $56.5 million of working capital, including $20.7 million in cash, and cash equivalents, as compared to $56.5 million of working capital as of January 31, 2000, including $26.0 million of cash and cash equivalents. Operating activities consumed $2.3 million of available cash for the three months ended April 30, 2000 as compared to $730,000 for the three months ended April 30, 1999, largely through growth in accounts receivable of $4.2 million and through reductions of accounts payable and accrued expenses of $2.0 million, and offset by an increase in deferred revenue of $1.0 million, net income of $1.5 million and non-cash expenses of $1.7 million.

                  Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for non-revenue related activities.

                  The following table contains the quarterly days sales outstanding (DSO) with a comparative column which adds reimbursed expenses to the revenue portion of the computation:

--------------------------------------------------------------------------------

                                                                             DSO Including Expense
                           Quarter Ended                   DSO                  Reimbursements*
                    ------------------------------    -----------------    -----------------------------
                          April 30, 1999                   175                        158
                           July 31, 1999                   169                        155
                         October 31, 1999                  177                        160
                         January 31, 2000                  131                        119
                          April 30, 2000                   142                        128

                  * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.

                  Cash used in investing activities during the period ended April 30, 2000, of $3.2 million was used to purchase $649,000 of property and equipment and $2.5 million invested in capitalized software. Increases in capitalized software of $2.3 million were generated by software acquired in the acquisition of Automated Information Systems, Inc.

                  Cash provided by financing activities for the period ended April 30, 2000, was $273,000 and resulted from the exercise of stock options.

                  Our future liquidity and capital requirements will depend upon numerous factors. We believe our current cash and cash equivalents and short-tern investment balances and cash generated from operations will be sufficient to meet our operating and capital requirement through at least January 2001. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risk and uncertainties, and actual results could vary. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operation.

         RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS 133). SFAS 133, as amended, is effective for us beginning February 1, 2001. We do not currently utilize derivative financial instruments. Therefore, we do not expect that the adoption of SFAS 133 will have a material impact on our results of operation or financial position.

                  The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") No. 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS" ("SOP 98-9"), which amends certain provisions of Statement of Position No. 97-2 "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"). SOP 98-9 requires the use of the residual method when vendor specific objective evidence of fair value does not exist for one or more delivered elements in an arrangement, but there is vendor specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement. SOP 98-9 was effective for us on February 1, 2000 and did not materially impact our operating results for the quarter ended April 30, 2000.

                  In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for us is the quarter ended July 31, 2000. We continue to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods. Based on our initial evaluation, we believe SAB 101 will not have a material impact on our future results of operations.

--------------------------------------------------------------------------------

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  INTEREST RATES. We invest our cash in a variety of financial instruments, primarily tax advantaged variable rate and fixed rate obligations of state and local municipalities, and educational entities and agencies. These investments are denominated in U.S. dollars.

                  We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

                  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at April 30, 2000 was 4.7%. Amortized costs of short-term investments held at April 30, 2000 was $13.6 million, which approximates fair value.

PART II   OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS

         None

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

     ITEM 5.  OTHER INFORMATION

         On February 10, 2000 we acquired all of the outstanding stock of Automated Integrated Solutions, Inc. an Ontario Company ("AIS") for $2.3 million in cash and additional cash payments to AIS shareholders of up to $2.0 million based on achievement of specified revenue targets over three years. AIS owns software products used by financial institutions to monitor and respond to faults generated by automated teller machines. The principal financial result of the acquisition was an increase in capitalized software and a decrease in cash and cash equivalents of $2.3 million.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  Number            Exhibit Description
                  -----             -------------------
                  10.1              Loan Agreement for Wyn Lewis
                  27.1              Financial Data Schedule

             (b)  Reports on Form 8-K

                  NONE

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CARREKER-ANTINORI, INC.




By:        /s/ John D. Carreker, Jr.              Date:  June 12, 2000
  --------------------------------------               -------------------------
   John D. Carreker, Jr.
   Chairman of the Board and
   Chief Executive Officer




By:        /s/ Terry L. Gage                      Date:  June 12, 2000
  ----------------------------------------             -------------------------
   Terry L. Gage
   Executive Vice President and
   Chief Financial Officer

--------------------------------------------------------------------------------