Form 10-Q
period 2000-07-31
CARREKER CORP
filed 2000-09-14
CIK 1057709

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

Commission file number ___0-24201________________

                              Carreker Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                 75-1622836
-----------------------------------------  -------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

 4055 Valley View Lane, #1000
 Dallas, Texas                                          75244
-----------------------------------------  -------------------------------------
 (Address of principal executive office)              (Zip Code)


                                 (972) 458-1981
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             Carreker-Antinori, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value --- 18,658,299 shares as of August 31, 2000.

                               CARREKER CORPORATION

                                     INDEX



PART I     FINANCIAL INFORMATION                                                      PAGE
                                                                                      ----
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              at July 31, 2000 and January 31, 2000                                      3

              Condensed Consolidated Statements of Operations
              for the three and six months ended July 31, 2000 and 1999                  4

              Condensed Consolidated Statements of Cash Flows
              for the six months ended July 31, 2000 and 1999                            5

              Notes to Condensed Consolidated Financial Statements                       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                19


PART II    OTHER INFORMATION

     Item 1.  Legal Proceedings                                                         20

     Item 2.  Changes in Securities and Use of Proceeds                                 20

     Item 3.  Defaults Upon Senior Securities                                           20

     Item 4.  Submission of Matters to a Vote of Security Holders                       21

     Item 5.  Other Information                                                         21

     Item 6.  Exhibits and Reports on Form 8-K                                          21

SIGNATURES                                                                              22

PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                              CARREKER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              July 31,             January 31,
                                ASSETS                                         2000                  2000
                                                                            -----------          -----------
CURRENT ASSETS:
       Cash and cash equivalents                                              $  21,867            $  25,973
       Short term investments                                                    11,989               13,563
       Accounts receivable, net                                                  39,003               30,843
       Prepaid expenses and other current assets                                  2,347                  733
       Deferred income taxes                                                      1,269                  831
                                                                            -----------          -----------
                           Total current assets                                  76,475               71,943
Property and equipment, net of accumulated depreciation                           4,796                4,197
Software costs capitalized, net of accumulated amortization                      10,307                6,349
Other assets                                                                        895                  334
                                                                            -----------          -----------
                          Total assets                                        $  92,473            $  82,823
                                                                            ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                       $   2,819            $   2,089
       Accrued compensation and benefits                                          3,230                2,030
       Other accrued expenses                                                     2,704                2,583
       Income taxes payable                                                       2,010                2,310
       Deferred revenue                                                           6,708                6,401
                                                                            -----------          -----------
                         Total current liabilities                               17,471               15,413
 Deferred income taxes                                                            3,750                2,004
                                                                            -----------          -----------
                         Total liabilities                                       21,221               17,417
                                                                            -----------          -----------
STOCKHOLDERS' EQUITY:
       Preferred Stock, $.01 par value, 2,000 shares
         authorized, none issued                                                     --                   --
     Common Stock, $.01 par value, 100,000 shares authorized,
         18,657 and 18,540 shares issued, respectively                              186                  185
       Additional paid-in capital                                                45,404               44,564
       Deferred compensation                                                       (106)                (183)
       Retained earnings                                                         25,768               20,846
       Less treasury stock, at cost:
             1 common shares, as of January 31, 2000                                 --                   (6)
                                                                            -----------          -----------
                        Total stockholders' equity                               71,252               65,406
                                                                            -----------          -----------
                        Total liabilities and stockholders' equity            $  92,473            $  82,823
                                                                            ===========          ===========

                             See accompanying notes.

                              CARREKER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months Ended      Six Months Ended
                                                                          July 31,                July 31,
                                                                    ---------------------    -------------------
                                                                      2000         1999        2000       1999
                                                                    --------     --------    --------   --------
REVENUES:
   Consulting and management service fees                           $ 21,766     $ 13,039    $ 34,876   $ 21,363
   Software license fees                                               1,840        2,762       6,013      5,855
   Software maintenance fees                                           2,713        1,764       4,995      3,266
   Software implementation fees                                        2,311        1,232       4,806      2,675
   Hardware and other fees                                                32           75          32        197
                                                                    --------     --------    --------   --------
              Total revenues                                          28,662       18,872      50,722     33,356

COSTS OF REVENUES:
   Consulting and management service fees                              9,912        6,162      18,485     11,433
   Software license fees                                               1,239          380       2,376        848
   Software maintenance fees                                             798          671       1,333      1,335
   Software implementation fees                                        1,239          808       2,456      1,454
   Hardware and other fees                                                25           60          31        161
                                                                    --------     --------    --------   --------
              Total cost of revenues                                  13,213        8,081      24,681     15,231

                                                                    --------     --------    --------   --------
GROSS PROFIT                                                          15,449       10,791      26,041     18,125
                                                                    --------     --------    --------   --------

OPERATING COSTS AND EXPENSES:
   Selling, general and administrative                                 8,821        6,114      16,419     10,932
   Research and development                                            1,445        1,356       2,429      2,674
                                                                    --------     --------    --------   --------
              Total operating costs and expenses                      10,266        7,470      18,848     13,606

Income from operations                                                 5,183        3,321       7,193      4,519
Other income                                                             374          316         746        557
                                                                    --------     --------    --------   --------

Income before provision for income taxes                               5,557        3,637       7,939      5,076
Provision for income taxes                                             2,112        1,351       3,017      1,827
                                                                    --------     --------    --------   --------
Net income                                                          $  3,445     $  2,286       4,922   $  3,249
                                                                    ========     ========    ========   ========

Basic earnings per share                                            $   0.19     $   0.12    $   0.27   $   0.18
                                                                    ========     ========    ========   ========
Diluted earnings per share                                          $   0.18     $   0.12    $   0.25   $   0.17
                                                                    ========     ========    ========   ========

Shares used in computing basic earnings per share                     18,549       18,477      18,524     18,423
Shares used in computing diluted earnings per share                   19,417       19,078      19,442     18,961

                             See accompanying notes.

                              CARREKER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                        July 31,
                                                                            -----------------------------
                                                                               2000               1999
                                                                            ----------         ----------
OPERATING ACTIVITIES:
     Net Income                                                             $    4,922         $    3,249
     Adjustments to reconcile net income to net cash used in operating activities:
         Amortization of capitalized software                                    1,694                583
         Depreciation and amortization of property and equipment                 1,186              1,026
         Amortization of deferred compensation                                     132                156
         Deferred income taxes                                                     743                 50
         Provision for doubtful accounts                                           960                133
         Changes in assets and liabilities:
               Accounts receivable                                              (9,120)            (7,197)
               Prepaid expenses and other                                       (1,291)              (574)
               Accounts payable and accrued expenses                             1,690             (1,052)
               Taxes payable                                                      (300)               928
               Deferred revenue                                                    269               (366)
                                                                            ----------         ----------
                   Net cash provided by (used in) operating activities             885             (3,064)

INVESTING ACTIVITIES:
       Purchase of short-term investments                                       (9,300)                --
       Sales and maturities of short-term investments                           10,874              4,172
       Acquisition of AIS and XPORT, net of cash acquired                       (5,268)                --
       Purchase of property and equipment and leasehold improvements            (1,732)            (2,301)
         Computer software costs capitalized                                      (358)            (1,719)
                                                                            ----------         ----------
                  Net cash provided by (used in) investing activities           (5,784)               152

FINANCING ACTIVITIES:
        Purchase of treasury stock                                                  --                 (4)
        Proceeds from stock options exercised                                      793                209
                                                                            ----------         ----------
                 Net cash provided by financing activities                         793                205

Net decrease in cash and cash equivalents                                       (4,106)            (2,707)
Cash and cash equivalents at beginning of period                                25,973             20,701
                                                                            ----------         ----------
Cash and cash equivalents at end of period                                  $   21,867         $   17,994
                                                                            ==========         ==========

Supplemental cash flow information:
    Cash paid for interest                                                  $       16         $       --
                                                                            ==========         ==========

   Cash paid for income taxes                                               $    2,545         $      809
                                                                            ==========         ==========

                             See accompanying notes.

                              CARREKER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I

1.       GENERAL

                  Effective June 20, 2000, we changed our name from Carreker-Antinori, Inc. to Carreker Corporation.

2.       BASIS OF PRESENTATION

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

3.       CASH AND CASH EQUIVALENTS

                  We consider all highly liquid investments with maturities of three months or less from the original purchase date to be cash equivalents. At July 31, 2000, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities.

4.       SHORT TERM INVESTMENTS

                  We consider investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax-exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of July 31, 2000 all short-term investments mature in less than one year.

5.       EARNINGS PER SHARE

                  Basic earnings per share is computed by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period, and common equivalent shares consisting of stock options (using the treasury stock method).

                  The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                   Three Months Ended      Six Months Ended
                                                                         July 31,               July 31,
                                                                   ------------------     ------------------
                                                                     2000      1999         2000       1999
                                                                   -------    -------     -------    -------
               Basic earnings per share:
                 Net income                                        $ 3,445    $ 2,286     $ 4,922    $ 3,249
                                                                   =======    =======     =======    =======
                 Weighted average shares outstanding                18,549     18,477      18,524     18,423
                                                                   =======    =======     =======    =======
                          Basic earnings per share                 $  0.19    $  0.12     $  0.27    $  0.18
                                                                   =======    =======     =======    =======
               Diluted earnings per share:
                 Net income                                        $ 3,445    $ 2,286     $ 4,922    $ 3,249
                                                                   =======    =======     =======    =======
                 Weighted average shares outstanding                18,549     18,477      18,524     18,423
                 Assumed conversion of employee
                   stock options                                       868        601         918        538
                                                                   -------    -------     -------    -------
                 Shares used in diluted earnings per share
                   calculation                                      19,417     19,078      19,442     18,961
                                                                   =======    =======     =======    =======
                          Diluted earnings per share               $  0.18    $  0.12     $  0.25    $  0.17
                                                                   =======    =======     =======    =======

6.       MANAGEMENT SERVICES

                  For the three and six months ended July 31, 2000 and 1999, we recognized revenue for management services provided to related parties in the following amounts (in thousands):

                                                 Three Months Ended       Six Months Ended
                                                       July 31,               July 31,
                                                 -------------------     -------------------
                                                   2000        1999       2000        1999
                                                 -------     -------     -------     -------
         Infiteq, LLC                            $    --     $    30     $    --     $    51
         Payment Solutions Network, Inc.               5         180          14         359
         Electronic Check Clearing
                  House Organization                 209         238         421         505

          The Company had net receivables from related parties at July 31 in the following amounts (in thousands):

                                                                          2000        1999
                                                                         -------     -----
         Infiteq, LLC                                                    $    --     $   79
         Payment Solutions Network, Inc.                                      57        330
         Electronic Check Clearing House Organization                         85         91

7.       SEGMENTS

             During January 2000, the Company revised its segment disclosures to reflect our focus on e-finance segments. As a result of this revision, segment disclosures for the current and prior periods have been restated.

             We have three reportable segments: PaymentSolutions, CashSolutions and BusinessSolutions. The segments are unique due to the focus of the products and services being offered. We evaluate performance and allocate resources based on profit or loss from operations before income taxes, not including gains and losses on our investment portfolio.

             PaymentSolutions consists primarily of eXceptions software, eTrac software, eRM Software and consulting, Float Management, Recon Solutions, eInform solutions, eTransactions consulting and software, FraudLink consulting and software and ECCHO management services. CashSolutions consists primarily of eiService, eCashPro and eCashInventory consulting and software and Transportation consulting. BusinessSolutions consists primarily of Revenue Enhancement consulting, along with, Enterprise Solutions consulting and Strategic Services consulting (eFinancial Services).

             Due to the solution approach to delivering products and services from multiple business segments, contracts are broken down by segment with few transactions between reportable segments.

             Included in corporate and unallocated are costs related to selling and marketing, and unallocated corporate overhead expense. Business segment results include costs for research and development as well as product royalty expense. Receivables, property and equipment and other assets are not included in the measures reviewed by our chief operating decision-maker (in thousands):

                                                                         Three months ended July 31, 2000
                                                              -----------------------------------------------------
                                                                                 BusinessSolutions
                                                                             ------------------------
                                                                               Revenue     eFinancial   Corporate
                                            PaymentSolutions  CashSolutions  Enhancement     Services   Unallocated      Total
                                            ----------------  -------------  -----------  -----------   -----------   -----------
Revenues
  Consulting and management service fees...    $     1,057     $        30   $    14,763  $     5,916   $        --   $    21,766
  Software license fees....................          1,579             261            --           --            --         1,840
  Software maintenance fees................          2,015             698            --           --            --         2,713
  Software implementation fees.............          1,506             805            --           --            --         2,311
  Hardware and other fees..................             32              --            --           --            --            32
                                               -----------     -----------   -----------  -----------   -----------   -----------
     Total revenues........................    $     6,189     $     1,794   $    14,763  $     5,916   $        --   $    28,662
                                               ===========     ===========   ===========  ===========   ===========   ===========

Operating income (loss)....................    $    (2,640)    $      (189)  $    11,485  $     1,679   $    (5,152)  $     5,183


                                                                         Three months ended July 31, 1999
                                                              -----------------------------------------------------
                                                                                 BusinessSolutions
                                                                             ------------------------
                                                                               Revenue     eFinancial   Corporate
                                            PaymentSolutions  CashSolutions  Enhancement     Services   Unallocated      Total
                                            ----------------  -------------  -----------  -----------   -----------   -----------
Revenues
  Consulting and management service fees...    $     1,569     $       772   $     6,245  $     4,453   $        --   $    13,039
  Software license fees....................          2,150             612            --           --            --         2,762
  Software maintenance fees................          1,390             374            --           --            --         1,764
  Software implementation fees.............          1,037             195            --           --            --         1,232
  Hardware and other fees..................             75              --            --           --            --            75
                                               -----------     -----------   -----------  -----------   -----------   -----------
     Total revenues........................    $     6,221     $     1,953   $     6,245  $     4,453   $        --   $    18,872
                                               ===========     ===========   ===========  ===========   ===========   ===========

Operating income (loss)....................    $        17     $       223   $     4,829  $     1,648   $    (3,396)  $     3,321

                                                                           Six months ended July 31, 2000
                                                              -----------------------------------------------------
                                                                                 BusinessSolutions
                                                                             ------------------------
                                                                               Revenue     eFinancial   Corporate
                                            PaymentSolutions  CashSolutions  Enhancement     Services   Unallocated      Total
                                            ----------------  -------------  -----------  -----------   -----------   -----------
Revenues
  Consulting and management service fees...  $     2,327     $        73   $    20,484   $   11,992   $        --   $    34,876
  Software license fees....................        4,590           1,423            --           --            --         6,013
  Software maintenance fees................        3,756           1,239            --           --            --         4,995
  Software implementation fees.............        3,173           1,633            --           --            --         4,806
  Hardware and other fees..................           32              --            --           --            --            32
                                             -----------     -----------   -----------  -----------   -----------   -----------
     Total revenues........................  $    13,878     $     4,368   $    20,484  $    11,992   $        --   $    50,722
                                             ===========     ===========   ===========  ===========   ===========   ===========

Operating income (loss)....................  $    (2,283)    $        23   $    14,800  $     3,871   $    (9,218)  $     7,193


                                                                           Six months ended July 31, 1999
                                                              -----------------------------------------------------
                                                                                 BusinessSolutions
                                                                             ------------------------
                                                                               Revenue     eFinancial   Corporate
                                            PaymentSolutions  CashSolutions  Enhancement     Services   Unallocated      Total
                                            ----------------  -------------  -----------  -----------   -----------   -----------
Revenues
  Consulting and management service fees...  $     2,889     $     1,604   $     9,251  $     7,619   $        --   $    21,363
  Software license fees....................        4,005           1,850            --           --            --         5,855
  Software maintenance fees................        2,553             713            --           --            --         3,266
  Software implementation fees.............        2,252             423            --           --            --         2,675
  Hardware and other fees..................          197              --            --           --            --           197
                                             -----------     -----------   -----------  -----------   -----------   -----------
       Total revenues......................  $    11,896     $     4,590   $     9,251  $     7,619   $        --   $    33,356
                                             ===========     ===========   ===========  ===========   ===========   ===========
Operating income (loss)....................  $       337     $     1,275   $     6,655  $     2,383   $    (6,131)  $     4,519

               Revenues of $17,730,000 from two major customers accounted for 61.9% of total revenues in the three months ended July 31, 2000. Revenues of $8,743,000 from two major customers accounted for 46.3% of total revenues in the three months ended July 31, 1999. Revenues of $23,177,000 from two major customers accounted for 45.7% of total revenues for the six months ended July 31, 2000. Revenues of $14,729,000 from two major customers accounted for 44.2% of total revenues for the six months ended July 31, 1999.


8.       ACQUISITIONS

               On February 10, 2000 we acquired all of the outstanding stock of Automated Integrated Solutions, Inc., an Ontario Company ("AIS") for $2.3 million in cash and additional cash payments to AIS shareholders of up to $2.0 million based on achievement of specified revenue targets over three years. The transaction was accounted for as a purchase transaction with $2.3 million of the purchase price allocated to capitalized software and will be amortized over a four year period.

               On May 29, 2000 we acquired all of the outstanding stock of X-Port Software, Inc., an Ontario Company ("X-Port") for $3.0 million in cash. The transaction was accounted for as a purchase transaction with approximately $3.0 million of the purchase price allocated to capitalized software and will be amortized over a four year period.

               In connection with the acquisition of X-Port, we entered into a separate agreement with the former owner of X-Port for consulting and development services through 2003. The payments for consulting total $616,000 over the three year period and the development services fees total $1.0 million with an additional $400,000 if certain project milestones are met.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       OVERVIEW

                  We are a leading provider of integrated consulting and software solutions that enable banks to maximize their electronic finance (e-finance) opportunities, increase their revenues, reduce their costs and enhance their delivery of customer services. We were founded in 1978 to provide consulting services to banks, and subsequently integrated software products into our banking solutions. With our acquisition of Antinori Software, Inc. ("ASI") in 1997, we were able to significantly enhance our portfolio of software products. Additionally, we acquired Genisys Operations, Inc. in 1999, Automated Integrated Solutions, Inc. ("AIS") in February 2000 and X-Port Software, Inc. ("X-Port") in May 2000 which provided incremental added-value to our product offerings. The acquisitions of ASI and Genisys each were accounted for as a pooling-of-interests, and accordingly, our Condensed Consolidated Financial Statements and notes thereto, as well as all other financial and statistical data presented in this Form 10-Q, have been restated to include the financial position and results of operations for ASI and Genisys for all periods presented.

                  MARKETS: A substantial majority of our revenues are generated from contracts with banks with assets over $50 billion ("Tier I Banks") and banks with assets of between $5 billion and $50 billion ("Tier II Banks"). We seek to establish long-term relationships with our customers that will lead to ongoing projects utilizing our solutions.

                  SOURCE OF REVENUES: We derive our revenues from consulting and management service fees, software license fees, software implementation fees, software maintenance and hardware and other sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). We enter into these contracts with our customers on a project-by-project basis.

                  PRODUCTS AND SERVICES: We offer a wide range of industry-leading solutions that enable banks to maximize their e-finance opportunities, increase their revenues and reduce their costs. Combining consulting services with proprietary technology applications, we help banks improve their current operations and realize their full potential from the Internet economy.

                  Our offerings, uniquely tailored to the needs of the banking industry, fall into three complementary groups of powerful, Internet-ready solutions. The three groups, PaymentSolutions, CashSolutions and BusinessSolutions, offer a combination of products and services that, when combined, deliver optimal benefits. These products and services are:


                          PAYMENTSOLUTIONS              CASHSOLUTIONS            BUSINESSSOLUTIONS
                          ----------------              -------------            -----------------
                             FraudLink                    eiService             Revenue Enhancement
                             eXceptions                 eCashInventory          Enterprise Solutions
                                eRM                     Transportation           Strategic Services
                               eTrac                      eCash Pro
                              eInform
                           eTransactions
                          Float Management
                          Recon Solutions

         The PAYMENTSOLUTIONS group addresses the needs of a critical function of banks, the processing of payments made by one party to another. This includes the identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research) and correcting any errors that are discovered (adjustments). Our PAYMENTSOLUTIONS segment approaches these key functions in the context of improving operational efficiency and a gradual transition from the paper-based payment systems to electronics.

                  FRAUDLINK offers a comprehensive, automated approach to solving the growing problem of fraudulent financial transactions, with solutions specifically designed to protect banks against bad checks drawn on them for payment, fraudulent items deposited with them for credit, and check kiting.

         PRODUCTS & SERVICES OFFERED:       FRAUDLINK ONUS, FRAUDLINK DEPOSIT,
                                            FRAUDLINK KITE, FRAUDLINK
                                            POSITIVEPAY, FRAUDLINK TRACKER,
                                            FRAUDLINK PC, FRAUDLINK HOLD

                  EXCEPTIONS is designed to reduce the number of exceptions that banks experience, while using technology to transform traditionally labor-intensive bank operations into efficient elements of the total e-payment transaction chain. It features a unique combination of automated check research, photo retrieval and adjustment solutions, together with a flexible workflow engine.

         PRODUCTS & SERVICES OFFERED:       CHECKFLOW 1ST EDITION

                  ERM provides powerful tools for customer relationship management in an e-finance environment. This wide-ranging electronic relationship management infrastructure is a web-enabled decision support system that incorporates exception management, risk management, treasury services and document image archival and retrieval.

         PRODUCTS & SERVICES OFFERED:       ERM EXCEPTIONSMANAGEMENT, ERM RISK
                                            MANAGEMENT, ERM TREASURY
                                            SERVICES, ERM IMAGE REQUESTOR

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

         PRODUCTS & SERVICES OFFERED:       RECEIVE SENTRY, RECORDS

                  EINFORM focuses on performance measurement using the historical data generated by eTrac. End-users can use this historical data for the purposes of generating key performance indicators, item processing volume data, productivity statistics, and quality control benchmarks.

         PRODUCTS & SERVICES OFFERED:       EILUMEN, EIPERFORM, EISTATS,
                                            EIMICR, EIQUALITY, EIMETRICS

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

         Products & Services Offered:       CHECKLINK, CHECKLINK PC, DEPOSIT
                                            MANAGER, BRANCH TRUNCATION
                                            MANAGEMENT, CNOTES

                  FLOAT MANAGEMENT impacts funding requirements and overall profitability by properly managing a bank's float through float analysis, pricing and a comprehensive consulting practice. It analyzes float-related issues to improve profitability, reporting, workflow and check-clearing operations. It provides critical activity summaries, aids in creating multiple availability and pricing schedules as well as pinpointing the cost/profitability of any transaction or relationship.

         SERVICES OFFERED:                  ANALYSIS, PRICING, CONSULTING

                  RECON SOLUTIONS addresses the crucial daily activity of balancing and reconciling financial transactions. It redefines reconciliation processes through technology and process improvements. In addition to recommendations that improve automation, control and risk management practices, we employ a highly configurable matching engine, Bankrec-TM- Corporate, to provide significant gains in efficiency and control.

         SERVICES OFFERED:                  BANKREC

         The CASHSOLUTIONS group optimizes inventory management of a bank's cash-on-hand, how much, when and where it is needed. Web-based software solutions dramatically reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of cash in ATMs.

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

         PRODUCTS & SERVICES OFFERED:       EIMANAGER, EIGATEWAY, EIFORECASTER

                  ECASHINVENTORY reduces the amount of non-earning assets required in reserve accounts and as cash-on-hand to meet operating needs. Using both technology and process reengineering, it provides management tools for forecasting, tracking and optimizing a bank's inventory of currency. This comprehensive group of solutions frees underutilized money for more productive uses.

         PRODUCTS & SERVICES OFFERED:       CASHFORECASTER, CASHTRACKER, RESERVE
                                            LINK, RESERVE LINKPLUS

                  TRANSPORTATION focuses on reducing armored car transportation costs incurred by banks in moving cash between locations and replenishing ATMs. It optimizes armored car utilization based on ATM locations and usage, route structures and delivery frequency, as well as ATM deposit processing requirements.

         PRODUCTS & SERVICES OFFERED:       OPTIMIZER, CONSULTING

                  ECASHPRO helps meet the budgetary challenges of centralized currency processing with a blend of reengineering consulting and technology. Proprietary software reduces transaction cost of centralized currency and ATM deposit processing, provides cash reductions of 20-35% throughout the vault network, establishes a standardized inventory measurement process and reduces branch and vault FTE as well as improving Internet-based customer reporting.

         SERVICES OFFERED:                  EVAULT MASTER II, EDEPOSIT MASTER,
                                            EVAULT FORECASTER

         The BUSINESS SOLUTIONS group offers a range of consulting services that enable banks to improve their day-to-day operations and conceive, implement and fund their e-finance initiatives.
 .
                  REVENUE ENHANCEMENT consulting enables a bank to improve workflows, internal operational processes and customer pricing structures. Opportunities to improve performance are identified through a systematic evaluation of existing policies and procedures in a range of functional areas.

         SERVICES OFFERED:                  REVENUE ENHANCEMENT

                  ENTERPRISE SOLUTIONS provides conversion, consolidation and integration consulting on a bank-wide basis. These services are particularly in demand in the context of continuing acquisition and merger activity in the banking industry, and the pressure on banks to define and implement their e-finance strategies.

         SERVICES OFFERED:                  EFINANCIALSERVICEPRODUCTMANAGEMENT,
                                            EFINANCIASERVICEIT,
                                            EFINANCIALSERVICEFINANCIAL,
                                            EFINANCIALSERVICEINTEGRATION

                  STRATEGIC SERVICES are offered to banks to assist them in developing and implementing a comprehensive e-finance strategy. The scope of work includes defining objectives, detailing a migration path and time frame and recommending a complete array of enabling technologies.

         SERVICES OFFERED:                  ESTRATEGICMODELING,
                                            ESTRATEGICFINANCECONSULTING,
                                            ESTRATEGICINTEGRATEDSALES

                  PRICING METHODS AND REVENUE RECOGNITION: We employ varying pricing methods for each of our four primary sources of revenue, resulting in a number of different revenue recognition practices. Consulting and management services are priced on (i) a time and materials basis (revenue is recognized as the services are performed),
         (ii) a fixed-price basis (revenue is recognized on a percentage-of-completion basis) and (iii) on a value-priced basis. In the case of value-priced contracts, we are paid, on an agreed upon basis with the customer, either a specified percentage of the projected increased revenues or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution, or the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a ceiling, if any is agreed to, on the total amount of payments to be made to us. Revenues generated in connection with value-priced contracts based upon projected results are recognized only upon completion of all services and evidenced by a signed agreement upon the actual fee to be paid (even though billings for such services may be delayed by mutual agreement for periods not to exceed twelve months). When fees are to be paid based on a percentage of actual revenues or savings, revenues are recognized only upon the completion of all services and as the amounts of actual revenues or savings are confirmed to us by the customer. Software license fees are priced on a fixed-price basis (with revenue recognized upon delivery, subject to certain conditions), on a value-priced basis (with revenue recognized in a fashion similar to that for consulting and management service fees) and in some cases on a per-transaction basis (with the related revenue being recognized and due on a monthly basis). Software maintenance and implementation fees are priced on a time and materials basis or on a fixed-price basis, and the related revenues are recognized on the basis consistent with that applied to consulting and management service fees. Finally, hardware sales are priced on the basis of our cost plus a specified percentage, and related revenues are recognized upon shipment of the hardware.

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

                                                                Three Months Ended                 Six Months Ended
                                                                     July 31,                          July 31,
                                                            ---------------------------       ----------------------------
                                                                2000          1999                2000           1999
                                                            -------------  ------------       -------------   ------------
     Revenues:
          Consulting and management service fees                75.9 %         69.2  %             68.8  %        64.0  %
            Software license fees                                6.4           14.6                11.9           17.6
            Software maintenance fees                            9.5            9.3                 9.8            9.8
            Software implementation fees                         8.1            6.5                 9.5            8.0
            Hardware and other fees                               .1             .4                  --             .6
                                                            -------------  ------------       -------------   ------------
                         Total revenues                        100.0          100.0               100.0          100.0

     Costs of revenues:
            Consulting and management service fees              34.6           32.7                36.5           34.3
            Software license fees                                4.3            2.0                 4.7            2.5
            Software maintenance fees                            2.8            3.6                 2.6            4.0
            Software implementation fees                         4.3            4.3                 4.8            4.4
            Hardware and other fees                               .1             .3                  .1             .5
                                                            -------------  ------------       -------------   ------------
     Total cost of revenues                                     46.1           42.9                48.7           45.7

                                                            -------------  ------------       -------------   ------------
     Gross Profit                                               53.9           57.1                51.3           54.3
                                                            -------------  ------------       -------------   ------------

     Operating costs and expenses:
            Selling general and administrative                  30.8           32.4                32.3           32.7
            Research and development                             5.0            7.2                 4.8            8.0
                                                            -------------  ------------       -------------   ------------
     Total operating costs and expenses                         35.8           39.6                37.1           40.7

     Income from operations                                     18.1           17.6                14.2           13.6

     Other income (expense)                                      1.3            1.7                 1.5            1.7
                                                            -------------  ------------       -------------   ------------

     Income before provisions for income taxes                  19.4           19.3                15.7           15.3
     Provision from income taxes                                 7.4            7.2                 6.0            5.5

                                                            -------------  ------------       -------------   ------------
     Net income                                                 12.0   %       12.1  %              9.7  %         9.8  %
                                                            =============  ============       =============   ============

         REVENUES

                  REVENUES: Our total revenues increased 51.9% to $28.7 million for the quarter ended July 31, 2000 from $18.9 million for the quarter ended July 31, 1999. The Company's total revenues increased 51.8% to $50.7 million for the six months ended July 31, 2000 from $33.4 million for the six months ended July 31, 1999.

                  CONSULTING AND MANAGEMENT SERVICE FEES: Revenues from consulting and management service fees increased 67.7% to $21.8 million for the quarter ended July 31, 2000 from $13.0 million for the quarter ended July 31, 1999. Revenues from consulting and management service fees increased 63.1% to $34.9 million for the six months ended July 31, 2000 from $21.4 million for the six months ended July 31, 1999. Consulting and management service fees have grown primarily as a result of continued demand for eFinancial Services as well as value priced Revenue Enhancement consulting. We have expanded the use of value priced engagements due to their improved margins as well as their favorable reception from customers. Revenue Enhancement engagements increased to $14.8 million for the quarter ended July 31, 2000 from $6.2 million for the quarter ended July 31, 1999 and $20.5 million for the six months ended July 31, 2000 from $9.3 million for the six months ended July 31, 1999. Revenues related to value priced opportunities tend to fluctuate period-to-period and are likely to fluctuate in future periods.

                  SOFTWARE LICENSE FEES: Revenues from software license fees decreased 35.7% to $1.8 million for the quarter ended July 31, 2000 from $2.8 million for the quarter ended July 31, 1999. Revenues from software license fees increased 1.7% to $6.0 million for the six months ended July 31, 2000 from $5.9 million for the six months ended July 31, 1999. Softness in software license fee growth for the first six months is due to a carryover affect of Y2K, where customers delayed new software decisions until their internal issues were fully addressed. We also experienced delays in new licenses of our CheckFlow product. Additionally, the migration of new and existing software products such as eRM, eCashInventory and eiService are being licensed on an ASP ("Application Service Provider") model which will provide for recurring revenue over an extended timeframe versus the traditional one-time perpetual license fee.

                  SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 50% to $2.7 million for the quarter ended July 31, 2000 from $1.8 million for the quarter ended July 31, 1999. Revenues from software maintenance fees increased 51.5% to $5.0 million for the six months ended July 31, 2000 from $3.3 million for the six months ended July 31, 1999. Increases in software maintenance has been driven by increased software sales during the three months ended January 31, 2000 resulting in the growth of the number of customers and products under maintenance contracts. Additionally, increases in software maintenance fees have been driven by the acquisition of new products mainly within the PaymentSolutions group with an existing install base.

                  SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased 91.7% to $2.3 million for the quarter ended July 31, 2000 from $1.2 million for the quarter ended July 31, 1999. Revenues from software implementation fees increased 77.8% to $4.8 million for the six months ended July 31, 2000 from $2.7 million for the six months ended July 31, 1999. Increases in software implementation fees have been driven by the increased sales level of software licenses experienced during the three months ended January 31, 2000, resulting in a growth in the number of customers requiring implementation services.

                  HARDWARE SALES: Revenues from hardware were $32,000 for the quarter ended July 31, 2000 compared to revenues of $75,000 for the quarter ended July 31, 1999. Revenues from hardware were $32,000 for the six months ended July 31, 2000 compared to $197,000 for the six months ended July 31, 1999. The Company sells hardware at the request of its customers, but does not consider hardware sales to be a meaningful part of its business.

     COST OF REVENUES

                  COST OF CONSULTING AND MANAGEMENT SERVICES: Cost of consulting and management services increased 59.7% to $9.9 million for the quarter ended July 31, 2000 from $6.2 million for the quarter ended July 31, 1999. Cost of consulting and management services increased 62.3% to $18.5 million for the six months ended July 31, 2000 from $11.4 million for the six months ended July 31, 1999. Cost of consulting and management services as a percentage of consulting and management service fees decreased to 45.5% for the three months ended July 31, 2000 from 47.3% for the three months ended July 31, 1999. Cost of consulting and management services as a percentage of consulting and management service fees decreased to 53.0% for the six months ended July 31, 2000 from 53.5% for the six months ended July 31, 1999. Increases in the cost of consulting and management services were due primarily to increased costs associated with related personnel cost. Reductions in the cost of consulting and management services as a percentage of consulting and management services fees reflects continued growth in value price engagements. Cost of consulting and management services consists primarily of personnel costs associated with time and material contracts and value priced efforts.

                  COST OF SOFTWARE LICENSES: Cost of software licenses increased 215.8% to $1.2 million for the quarter ended July 31, 2000 from $380,000 for the quarter ended July 31, 1999. Cost of software licenses increased 183.0% to $2.4 million for the six months ended July 31, 2000 from $848,000 for the six months ended July 31, 1999. Cost of software licenses as a percentage of software license fees increased to 67.3% for the three months ended July 31, 2000 from 13.8% for the three months ended July 31, 1999. Cost of the software licenses as a percentage of software license fees increased to 39.5% for the six months ended July 31, 2000 from 14.5% for the six months ended July 31, 1999. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of ePaymentSolutions and eCashSolutions software products. Increases in cost of software licenses as a percentage of software license fees reflect a decrease in software license fees. Additionally, an increase in royalties paid of $220,000 resulting from changes in the mix of products sold during the period. Finally, increases in amortization of capitalized software costs of $640,000 relative to certain software products purchased or reaching general release status during the three months ended July 31, 2000.

                  COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased 18.9% to $798,000 for the quarter ended July 31, 2000 from $671,000 for the quarter ended July 31, 1999. Cost of software maintenance remained unchanged at $1.3 million for the six month periods ended July 31, 2000 and 1999, respectively. Cost of software maintenance consists primarily of personnel costs associated with providing customer support for software products sold and royalty costs. Increases in costs associated with software maintenance reflect an increase of royalty costs of $100,000 during the three months ended July 31, 2000.

                  COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased 48.5% to $1.2 million for the quarter ended July 31, 2000 from $808,000 for the quarter ended July 31, 1999. Cost of software implementation increased 66.7% to $2.5 million for the six months ended July 31, 2000 from $1.5 million for the six months ended July 31, 1999. Cost of software implementation as a percentage of related fees decreased to 53.6% for the quarter ended July 31, 2000 from 65.6% for the quarter ended July 31, 1999. Cost of software implementation as a percentage of related fees decreased to 51.1% for the six months ended July 31, 2000 from 54.4% for the six months ended July 31, 1999. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold. Increases in costs associated with software implementation reflect increased personnel costs to support increased revenue.

                  COST OF HARDWARE: Cost of hardware decreased to $25,000 for the quarter ended July 31, 2000 from $60,000 for the quarter ended July 31, 1999. Cost of hardware decreased 80.7% to $31,000 for the six months ended July 31, 2000 from $161,000 for the six months ended July 31, 1999. Decreases for the quarter and six months ended July 31, 2000 is reflective of reductions in the amount of hardware sold during the quarter and six months period.

     OPERATING COSTS AND EXPENSES

                  SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased 44.3% to $8.8 million for the quarter ended July 31, 2000 from $6.1 million for the quarter ended July 31, 1999. Selling general and administrative expenses increased 50.5% to $16.4 million for the six months ended July 31, 2000 from $10.9 million for the six months ended July 31, 1999. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management, software management provision for doubtful accounts as well as fees for professional services and other related costs. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support our expanding operations as well as costs associated with the acquisition of AIS and Xport. Additionally an increase in the provision for doubtful accounts was necessary to mitigate accounts receivable exposure from both related parties and our banking customer base.

                  RESEARCH AND DEVELOPMENT: Research and development expenses were unchanged at $1.4 million for the quarters ended July 31, 2000 and 1999, respectively. Research and development expenses decreased 11.1% to $2.4 million for the six months ended July 31, 2000 from $2.7 million for the six months ended July 31, 1999. The decrease reflects a lower rate of research and development spending particularly in the three months ended April 30, 2000.

                  OTHER INCOME: Other income increased 18.4% to $374,000 for the quarter ended July 31, 2000 from $316,000 for the quarter ended July 31, 1999. Other income increased 33.9% to $746,000 for the six months ended July 31, 2000 from $557,000 for the six months ended July 31, 1999. Other income consists primarily of interest income on tax-exempt short-term investments. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments on hand during the current quarter.

                  PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal state and foreign income taxes. Our effective income tax rate was 38.0% for the three months ended July 31, 2000 compared to 37.1% for the three months ended July 31, 1999. Our effective income tax rate was 38.0% for the six months ended July 31, 2000 compared to 36.0% for the six months ended July 31, 1999. Increases in the estimated annual effective rate resulted from reductions in tax-exempt income as a percent of total taxable income.

     LIQUIDITY AND CAPITAL RESOURCES

                  As of July 31, 2000, we had $59.0 million of working capital, including $21.9 million in cash and cash equivalents, as compared to $56.5 million of working capital as of January 31, 2000, including $26.0 million of cash and cash equivalents. Operating activities provided $885,000 of available cash for the six months ended July 31, 2000 as compared to consuming $3.1 million for the six months ended July 31, 1999, largely through growth in net income of $1.7 million, increase of non-cash expenses of $2.8 million, growth in accounts payable of $2.7 million, and offset by increase in accounts receivable of $1.9 million.

                  Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.

                  The following table contains the quarterly days sales outstanding (DSO) with a comparative column which adds reimbursed expenses to the revenue portion of the computation:

                                                                             DSO Including Expense
                           Quarter Ended                   DSO                  Reimbursements*
                    ------------------------------    -----------------    -----------------------------
                           July 31, 1999                   169                        155
                         October 31, 1999                  177                        160
                         January 31, 2000                  131                        119
                          April 30, 2000                   142                        128
                           July 31, 2000                   123                        112


                  * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.

                  Cash used in investing activities during the six months ended July 31, 2000, of $5.8 million was used to purchase $1.7 million of property and equipment and $5.3 million invested in the acquisition of AIS and X-Port, offset by sales of $1.6 million of short-term investments.

                  Cash provided by financing activities for the six months ended July 31, 2000, was $793,000 and resulted from the exercise of stock options.

                  Our future liquidity and capital requirements will depend upon numerous factors. We believe our current cash and cash equivalents and short-tern investment balances and cash generated from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risk and uncertainties, and actual results could vary. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operation.

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

                  The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position ("SOP") No. 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS" ("SOP 98-9"), which amends certain provisions of Statement of Position No. 97-2 "SOFTWARE REVENUE RECOGNITION" ("SOP 97-2"). SOP 98-9 requires the use of the residual method when vendor specific objective evidence of fair value does not exist for one or more delivered elements in an arrangement, but there is vendor specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement. SOP 98-9 was effective for us on February 1, 2000 and did not materially impact our operating results for the three and six months ended July 31, 2000.

                  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the "Staff") on applying generally accepted accounting principals to revenue recognition in financial statements. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements". SAB 101B delays the implementation of SAB 101 until the quarter ended January 31, 2001. Based on our initial evaluation, we do not expect the application of SAB 101, as amended, to have a material impact on our financial position or results of operations.

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

                  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at July 31, 2000 was 4.9%. Amortized costs of short-term investments held at July 31, 2000 was $12.0 million, which approximates fair value.

PART II   OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS

               We and Knowledge Based Systems, Inc. ("KBSI") began to jointly develop the CashForecaster suite of products in 1996. KBSI is our "Preferred Developer" of Synthetic Algorithm-based components for CashForecaster. CashForecaster is the only product that we jointly developed with KBSI. Other programming services were provided by KBSI on an hourly basis for certain of our other cash inventory management software products.

               We and KBSI have a dispute over ownership rights to the jointly developed products and other products for which KBSI has provided programming services. We have been attempting to enforce the existing development contract with KBSI or establish a new contractual arrangement. Due to a lack of progress on settling our dispute with KBSI, we filed a lawsuit in the State District Court in Dallas County, Texas on August 4, 2000 seeking injunctive relief to prevent KBSI from using or disclosing our confidential information and trade secrets and to prevent KBSI from failing to perform certain contractual obligations. In addition to the filing of the lawsuit, we also initiated arbitration proceedings to arbitrate certain contractual issues under our contract with KBSI and damages relating to these issues.

               On September 1, 2000 KBSI removed the lawsuit to the United States District Court for the Northern District of Texas and has since filed an answer and counterclaim. In its counterclaim KBSI seeks declaratory relief to the effect that it owns certain cash inventory management software and source codes, which includes the CashForecaster suite of products. KBSI also alleges copyright infringement, breach of contract, fraud and tortious interference with contract for which it seeks unspecified actual and exemplary monetary damages.

               We intend to vigorously pursue our claims and defend KBSI's counterclaims. This lawsuit and the related arbitration are not expected to have a material effect on our financial position or results of operations.

               We are pursuing several initiatives to mitigate the risk of the KBSI relationship. These initiatives include (1) development of new cash forecasting products on a web-enabled platform, and (2) replacement of KBSI as the provider of the algorithm-based components of cash forecasting products.


     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At our Annual Meeting of Stockholders held on June 20, 2000, four proposals were adopted by our stockholders: (1) the election of three directors as Class II directors for terms expiring at the Annual Meeting of Stockholders in 2003 as described in our Proxy Statement for the Annual Meeting; (2) the ratification of the appointment of Ernst Young LLP as independent certified public accountants of the Company for the fiscal year ending January 31, 2001; (3) the approval of an amendment to our Certificate of Incorporation changing our name to "Carreker Corporation"; and (4) the approval to amend and restate the Company's 1994 Long Term Incentive Plan to (a) make an additional 1,000,000 shares of Common Stock available for issuance under the Plan and (b) change the formula for calculating the annual increase in the number of shares of Common Stock available under the Plan.

               The number of shares cast for and against as well as the number of abstentions as to each of these matters (other than the election of directors) are as follows:


        Proposal                                                     Shares for        Shares Against      Abstentions
        --------                                                     ----------        --------------      -----------
        Ratification of accounts                                     16,822,369             5,062             5,725
        Amendment to Certificate of Incorporation                    14,447,786           2,381,595           3,775
        Amendment to 1994 Long Term Incentive Plan                   11,096,992           2,030,373          336,620


     ITEM 5.  OTHER INFORMATION

               On February 10,2000 we acquired all of the outstanding stock of Automated Integrated Solutions, Inc., an Ontario Company ("AIS") for $2.3 million in cash and additional cash payments to AIS shareholders of up to $2.0 million based on achievement of specified revenue targets over three years. The transaction was accounted for as a purchase transaction with $2.3 million of the purchase price allocated to Capitalized Software.

               On May 29,2000 we acquired all of the outstanding stock of X-Port Software, Inc., an Ontario Company ("X-Port") for $3.0 million in cash. The transaction was accounted for as a purchase transaction with approximately $3.0 million of the purchase price allocated to Capitalized Software.

               In connection with the acquisition of X-Port, we entered into a separate agreement with the former owner of X-Port for consulting and development services through 2003. The payments for consulting total $616,000 over the three year period and the development services fees total $1.0 million with an additional $400,000 if certain project milestones are met.

               Effective July 17, 2000 Ronald R. Antinori resigned from the Company's Board of Directors to pursue other opportunities. The vacancy on the Board created by Mr. Antinori's resignation has not been filled at the present time.



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


                              CARREKER CORPORATION




By:              /s/ John D. Carreker, Jr.        Date: September 14, 2000
  ------------------------------------------            ------------------------
    John D. Carreker, Jr.
    Chairman of the Board and
    Chief Executive Officer




By:             /s/ Terry L. Gage                 Date: September 14, 2000
  ------------------------------------------            ------------------------
    Terry L. Gage
    Executive Vice President and
    Chief Financial Officer