Form 10-K/A
period 2000-01-31
CARREKER CORP
filed 2000-10-03
CIK 1057709

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                              CARREKER CORPORATION
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock of the registrant on September 21, 2000, as reported on Nasdaq National Market, was approximately $164,718,368.70.

    As of September 21, 2000, the registrant had outstanding 18,864,552 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.

     Unless the context otherwise requires, the term "we," "us," "our," "Company," "Carreker," or "Carreker Corporation" when used in this Form 10-K/A (Amendment No. 1) ("Amended Report") refers to Carreker Corporation, a Delaware corporation, and its consolidated subsidiaries and predecessors. This Amended Report contains some forward looking statements within the meaning of the federal securities laws. When used in this Amended Report, the words "expects," "plans," "believes," "anticipating," "estimates," and similar expressions are intended to identify forward looking statements. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward looking statements due to a number of factors, including without limitation those set forth under "--Risk Factors" below.

     In the Form 10-K to which this Amended Report relates, we divided our offerings into three categories: (1) ePaymentSolutions, (2)eCashSolutions and
(3)eBusinessSolutions (with this last category being subdivided into Revenue Enhancement and eFinancial Services). In this Amended Report, we have renamed but not otherwise modified these categories as follows:

              FORM 10-K                            AMENDED REPORT
              ---------                            --------------
   ePaymentSolutions                             PaymentSolutions
   eCashSolutions                                CashSolutions
   eBusinessSolutions/Revenue Enhancement        Revenue Enhancement
   eBusinessSolutions/eFinancial Services        Enterprise Solutions


OUR BUSINESS FOCUS

     We are a leading provider of integrated consulting and software solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. Our offerings, uniquely tailored to the needs of the banking industry, fall into four groups:

     - REVENUE ENHANCEMENT -- increases banks' revenues through market segmentation and improved customer pricing structures;

     - PAYMENTSOLUTIONS -- assists banks in transitioning from paper to electronic-based payment systems and minimizing payment processing expenses;

     - ENTERPRISE SOLUTIONS -- integrates systems, combines operations and improves workflows and internal operational processes; and

     - CASHSOLUTIONS -- optimizes inventory management of a bank's cash-on-hand, including management of how much cash is needed, when it is needed and where it is needed.

     We have 22 years of experience in the banking industry. This experience, combined with our professional staff and managers, many of whom are former bankers and experts in complex bank operations, and our advanced technological expertise, positions us to address effectively the challenges and anticipate opportunities that banks face in today's increasingly competitive environment. Our customer list includes over 200 financial institutions in the United States, Canada, the United Kingdom, Ireland and Australia, including 70 of the largest 100 banks in the United States.

INDUSTRY BACKGROUND

     The banking industry is one of the nation's largest industries. While banks historically have focused on reducing their operating expenses to remain competitive, they are increasingly focused on developing new sources of revenue growth that capitalize on their core competencies, automating operations to increase efficiencies and outsourcing some banking functions to sustain market value growth. To this end, banks are expending significant resources both internally and on solutions purchased from external vendors, including outsourcing arrangements. According to International Data Corporation, banks spent approximately $4.8 billion on information services outsourcing in 1999 and by 2004 are estimated to spend approximately twice that amount. Key industry trends driving our market opportunity include:

     CONSOLIDATION. The banking industry continues to experience substantial consolidation. According to the Federal Deposit Insurance Corporation, the number of banks with assets of $3.0 billion or more increased in 1999. As banks grow by acquisition, they require the integration of operational processes and technological applications that serve to increase revenues from a larger customer base, achieve efficiencies of scale associated with increased operating size and enhance customer service through a nationwide presence and consequent broader geographic reach.

     REGULATORY CHANGE. The banking industry is characterized by continuing regulatory changes. Regulations in certain areas have been relaxed while regulations in other areas have become more restrictive. Revisions to regulations also have permitted interstate banking, which allows bank holding companies to own banks in multiple states under a single charter and, consequently, to capture the operating and structural efficiencies that such expanded operations make possible. In addition, deregulation in certain sectors of the banking industry has led to increased competition for banks from insurance companies, brokerage houses and other financial institutions in areas of business which were previously the exclusive domain of banks. These changes have presented banks with both challenges and opportunities to improve their operations and achieve competitive advantages.

     EVOLVING TECHNOLOGIES. Rapid technological innovation has increased customers' expectations and, as a result, has created new means for banks to gain competitive advantages. Increasingly, customers are requiring that their banks provide a broader scope of banking services quickly and easily through automated teller machines, or ATMs, by telephone or over the Internet. Additionally, technological development has provided banks with the potential for numerous operational enhancements. For instance, technology currently allows for the electronic storage of images of documents, including checks, as well as the ability to recall and use that data quickly and simultaneously at multiple locations. Technology also currently enables banks to minimize their non-earning assets by reducing their reserve requirements. Furthermore, technological developments are fueling industry-wide advancements, such as the conversion from paper to electronic-based checking clearing process. The electronic processing and clearing of checks has been gaining increasing acceptance as an efficient and viable solution for eliminating the time-consuming and expensive movement of paper.

     EMERGENCE OF THE INTERNET. The Internet increasingly is being used as a medium for financial transactions and services, including bill payment and presentment processing, cash management, payroll and other services for commercial customers. One area of particular interest to banks is the impact that the rapid growth of business to business, or B2B, e-commerce is having on their customers. International Data Corporation has estimated that the amount of B2B purchases worldwide will reach $2.2 trillion by 2004. As the trend towards B2B e-commerce accelerates, we believe that banks, as trusted intermediaries, are well-positioned to electronically process, transmit, record, archive, provide customer service and mitigate the risks associated with their customers' B2B transactions.

     In order to compete effectively in this dynamic environment, banks often must identify effective and innovative solutions to address their unique requirements and re-design, and in some cases completely replace, their operational systems. Effective development and implementation of these solutions is technically challenging, time-consuming and expensive, and banks often are faced with a choice between building internal, custom solutions or purchasing third party offerings. The development of internal solutions necessarily involves either re-deploying already stretched resources or acquiring new resources that increase fixed costs, which typically results in isolated, departmental solutions. In addition, traditional third party solutions typically are not designed to the banking industry's unique requirements and are often inflexible, requiring banks to conform their work processes to available systems. The situation is exacerbated by the fact that effective solutions cannot be developed in isolation, given the increasingly interdependent nature of bank-to-bank operations. Traditional third party solutions are also limited as some offer analysis and consultation regarding a bank's operations, while others only provide specific software applications, resulting in a piecemeal approach to solutions development. By using multiple providers, banks face increased costs, more complex implementation and delayed realization of benefits. As a result, banks are in need of a solution provider, specializing in the banking industry, to provide integrated consulting services and technological applications.

OUR SOLUTION

     Our products and services are designed to address the unique requirements of the banking industry. These solutions combine consulting services and technological applications to enable banks to identify and implement e-finance solutions, increase revenues, reduce costs and enhance delivery of customer services. The key characteristics of our solutions include:

     INTEGRATED AND CONSULTATIVE APPROACH. We combine our consulting expertise and proprietary technology to serve as a single-source provider of fully-integrated solutions that address the critical needs of banks. This approach sets us apart from providers of partial solutions that require banks to seek costly additional expertise or implementation services to attain a complete solution. By offering integrated solutions, we achieve more rapid identification and implementation of solutions than would a piecemeal approach.

     COMPREHENSIVE DELIVERY MODEL. We are able to deliver our solutions in a variety of ways to meet our clients' needs. These delivery methods include traditional software licensing and associated consulting, third party Web-hosting and licensing software for use by multiple banks in a shared operating environment. Our ability to deliver products and services in a variety of methods allows us to provide solutions to a wider range of clients.

     ADVANCED TECHNOLOGY. We incorporate the latest technological developments, including web-enabled systems and protocols, to produce software applications that can be expanded with minimal effort, are functional and are able to interface with a bank's current or legacy systems. In addition, our current and past participation in inter-bank organizations, such as the Electronic Check Clearinghouse Organization, enables us to stay at the forefront of technological innovations in the industry.

     COMPELLING BUSINESS PROPOSITION FOR CLIENTS. Our solutions reduce investment risk for our clients by increasing revenues or reducing costs in a relatively short period of time. In addition, in appropriate circumstances, we value-price certain of our solutions, whereby we receive a percentage of the amount of additional revenues or reduced costs achieved by the customer. These arrangements allow banks to fund their investments in our solutions with the benefits derived from their implementation.

     BROAD ARRAY OF SERVICES AND TECHNOLOGY. We believe that our offerings are the broadest in the banking industry, enabling us to provide a bank with an expert solution targeted to a narrow area of a bank's operations or to address a broad range of a bank's operational requirements. We believe that offering a wide variety of solutions, from revenue enhancement to cost reduction to improved delivery of customer services, enhances the value we offer to our customers. In addition, our solutions embrace critical aspects of e-finance, including mitigation of fraud, electronic processing of paper-based payments, archiving of historical transactions and research and adjustments relating to each of these functions. Our complementary groups of products and services, when offered together, are able to deliver comprehensive solutions to banks. We believe we are ideally positioned to assist banks in the transformation of their financial transaction processing expertise into profitable revenue opportunities with their commercial customers.

STRATEGY

     Our objective is to advance our position as a leading provider of integrated consulting and software solutions to banks. Key elements of our strategy include:

     EXPAND CUSTOMER BASE. We seek to increase our customer base by building on our strong relationships with larger banks to market our solutions to their peers, selected smaller banks and other financial institutions. We also have partnered with several service providers or resellers, including Fiserv, Inc. and Metavante Corporation, to establish alternate marketing and distribution channels of certain of our solutions through those companies to smaller banks. Additionally, we strive to capitalize on our position as a leading provider of e-finance solutions to the banking industry in the United States to continue to pursue international customers, particularly banks elsewhere in North America, Europe and Australia. When regulatory change or technological breakthroughs create a significant economic opportunity, the quality and breadth of our customer base allows us to rapidly penetrate the industry with valuable solutions.

     CROSS-MARKET OUR PRODUCTS AND SERVICES TO OUR EXISTING CUSTOMER BASE. Once customers contract for one or more of our products or services, we strive to develop and expand our relationships by cross-marketing other products and services to those customers. Over the course of these relationships, we are able to increase revenues from our existing customer base with minimal additional sales expense by providing multiple products and services. These relationships typically do not involve the time and customer acquisition costs associated with the development of new relationships.

     INCREASE USE OF VALUE-PRICING AND RECURRING REVENUE ARRANGEMENTS. We intend to continue to share in the value that our solutions create for customers by expanding the use of pricing methods and negotiated arrangements to generate high-margin and recurring revenues. We plan to increase the use of value-pricing for solutions in appropriate circumstances where increased revenues or reduced costs resulting from such solutions can be readily projected and measured. In addition, we intend to expand our practice of structuring license fees for software-based solutions according to the usage of the software, which is intended to transform a one-time license fee into a recurring revenue stream.

     PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS. We strive to form alliances with selected partners whose solutions and expertise, when combined with ours, provide incremental, value-added benefits to banks and their customers. In addition to such alliances, we also seek to make selective acquisitions of complementary businesses that would enable us to expand our line of e-finance solutions, grow our customer base or pursue new business opportunities.

     ENHANCE BRAND AWARENESS. We plan to continue to build our brand awareness and reputation to expand our customer base and attract new strategic alliances, acquisition candidates and talented consultants, managers and employees. We promote the Carreker brand through our Web site, direct mail, "user" conferences conducted exclusively for our customers, participation in industry conferences and trade shows, publication of "white papers" related to specific aspects of our services, customer newsletters and informational listings in trade journals.

PRODUCTS AND SERVICES

     We offer a wide range of innovative solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. By combining our consulting services with our proprietary technology applications, we help banks improve their current operations and provide access to the benefits of the Internet economy. Our offerings, uniquely tailored to the needs of the banking industry, fall into four complementary groups. These groups, Revenue Enhancement, PaymentSolutions, Enterprise Solutions and CashSolutions, we believe offer products and services that, when combined, deliver optimal benefits.

     REVENUE ENHANCEMENT. Revenue Enhancement consulting services enable banks to improve workflows, internal operational processes and customer pricing structures. Our Revenue Enhancement group offers consulting services that assess the existing policies and procedures of banks to increase their revenue streams and reduce interest and operating expenses. These assessments generally focus on a variety of a bank's operations, including deposits, treasury management, commercial lending, credit cards, automobile finance, mortgage and other consumer lending operations. Revenue Enhancement engagements typically takes four to seven months to complete and we believe are relatively non-intrusive to the client.

     PAYMENTSOLUTIONS. PaymentSolutions addresses the needs of a critical function of banks, the processing of payments made by one party to another. This includes presentment of checks in paper and electronic form, determination of the availability of funds, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research) and correcting any errors that are discovered (adjustments). PaymentSolutions approaches these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. Specific solutions within this group include:

------------------------------------------------------------------------------------------------------
   SOLUTION                   DESCRIPTION                                PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------
FraudLink       Provides a comprehensive, automated           FraudLink On-us, FraudLink Deposit,
                approach to solving the growing problem       FraudLink Kite, FraudLink PositivePay,
                of fraudulent financial transactions,         FraudLink eTracker, FraudLink PC,
                including bad checks drawn on banks for       FraudLink Hold
                payment, fraudulent items deposited with
                banks for credit and check kiting.

eXceptions      Reduces the number of exceptions that         CheckFlow 1st Edition, Innovasion,
                banks experience, while using technology      Research and Adjustments
                to transform traditionally labor-intensive
                bank operations into efficient elements of
                the total e-payment transaction chain. It
                features a unique combination of an
                automated check research, photo referral
                and adjustment solutions, together with a
                flexible workflow engine.

eRM             Provides tools for customer relationship      eRM Exceptions Management, eRM Risk
                management in an e-finance environment        Management, eRM Treasury Services,
                through a web-enabled decision support        eRM Image Requestor
                system that incorporates exception
                management, risk management, treasury
                services and document image archival and
                retrieval.

eTrac           Offers an automated track and trace system    Receive Sentry, Records
                designed to monitor items from the time
                they enter a bank's processing stream to
                final disposition, which enables a bank to
                improve labor productivity by channeling
                resources to the place they are most needed.

eInform         Focuses on performance-measurement by using   eiLumen, eiPerform, eiStats,
                the historical data generated by eTrac        Super Query, eiMicr, eiQuality
                through which end-users can analyze
                historical data to generate key performance
                indicators, item processing volume data,
                productivity statistics and quality control
                benchmarks.
------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------
   SOLUTION                   DESCRIPTION                                PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------
eTransactions   Enables banks to transition away from         CheckLink, CheckLink PC, Deposit
                paper-based payment systems to electronic     Manager, Branch Truncation Management,
                by automating key elements of the             Cnotes
                processing stream as well as improving a
                bank's yield from float management. The aim
                of this product and service is to reduce and
                eventually eliminate the movement of paper
                payment instruments through the system,
                automate error-prone payment processing
                functions, consolidate payment information
                and provide a measure of fraud prevention.

Float           Focuses on funding requirements and           Float Analysis System, Float Pricing
Management      overall profitability by properly managing    System, Consulting
                a bank's float through float analysis,
                pricing and a comprehensive consulting
                practice to improve profitability, reporting,
                workflow and check-clearing operations. It
                provides critical activity summaries, aids
                in creating multiple availability and pricing
                schedules as well as pinpointing the
                cost/profitability of any transaction or
                relationship.

Recon           Improves efficiency and control over the      Bankrec
Solutions       daily activity of balancing and reconciling
                financial transactions. It redefines
                reconciliation processes through technology
                and process improvements. In addition to
                recommendations that improve automation,
                control and risk management practices, we
                employ an automated reconciliation software,
                Bankrec-TM-Corporate, to provide significant
                gains in efficiency and control.
------------------------------------------------------------------------------------------------------

     ENTERPRISE SOLUTIONS. Enterprise Solutions provides conversion, consolidation and integration consulting services and products on a bank-wide basis. These services and products are particularly in demand in the context of continuing consolidation activity in the banking industry and the pressure by customers on banks to define and implement their e-finance strategies. Key elements of this group include:

------------------------------------------------------------------------------------------------------
   SOLUTION                   DESCRIPTION                                PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------
Enterprise      Offers customized, bank-wide conversions,     Project Management, eSolutions,
Solutions       consolidation and integration consulting      Integration, Process Optimization, Line
                solutions in areas beyond payments systems,   of Business Consulting
                including consulting and project management
                services and IT consulting for various
                projects.

Strategic       Assists customers in planning and             BVIP, Customer Experience Consulting,
Services        implementing a total e-finance and payment    Strategy Consulting
                strategy.
------------------------------------------------------------------------------------------------------

     CASHSOLUTIONS. CashSolutions optimizes the inventory management of a bank's cash-on-hand, including managing how much is needed, when it is needed and where it is needed. We believe our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of cash in ATMs. Specific solutions within this group include:

------------------------------------------------------------------------------------------------------
   SOLUTION                   DESCRIPTION                                PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------
eiService       Advances ATM monitoring and management        eiManager, eiGateway, eiForecaster
                through the use of Internet connectivity to
                provide electronic notification of cash
                and/or servicing needs. Scalable to the
                largest ATM networks, it forecasts cash and
                servicing needs, dispatches vendors for cash
                replenishment and maintenance services,
                records completed work and reconciles vendor
                invoices, all via an electronic communication
                infrastructure.

eCashInventory  Reduces the amount of non-earning assets      Cash Forecaster, Cash Tracker, Reserve
                required in reserve accounts and as           Link, Reserve LinkPlus
                cash-on-hand to meet operating needs. Using
                both technology and process reengineering,
                it provides management tools for forecasting,
                tracking and optimizing a bank's inventory of
                currency. This group of solutions frees
                underutilized money for more productive uses.
------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------
   SOLUTION                   DESCRIPTION                                PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------
Transportation  Reduces armored car transportation costs      Optimizer, Consulting Services
                incurred by banks in moving cash between
                locations and replenishing ATMs. It
                optimizes armored car utilization based on
                ATM locations and usage, route structures
                and delivery frequency, as well as ATM
                deposit processing requirements.

eCashPro        Reduces transaction cost of centralized       eVaultMaster II, eDepositMaster,
                currency and ATM depositing processing,       eVaultForecaster
                typically provides significant cash
                reductions throughout the vault network,
                establishes a standardized inventory
                measurement process and allows a reduction
                in the number of branch and vault employees,
                as well as improves Internet-based customer
                reporting.
------------------------------------------------------------------------------------------------------

CUSTOMERS

     A majority of our revenues are generated from contracts with banks maintaining assets in excess of $5.0 billion. We currently provide services or products to 19 of the 20 largest banks in the United States as measured by total assets by Sheshunoff Information Services. Our five largest customers accounted for approximately 44%, 35% and 58% of total revenues during the fiscal years ended January 31, 1998, 1999 and 2000, respectively. Wells Fargo & Company and Firstar Bank, N.A. accounted for approximately 24% and 13% of total revenues during the year ended January 31, 2000, respectively.

SOLUTIONS DEVELOPMENT

     Our solutions development activities focus on identifying specific bank needs, which includes prototyping promising applications, test marketing new products, developing sales strategies and coordinating distribution and on-going maintenance for each of our solutions.

     We frequently receive customer requests for new services and/or software. We strive to develop solutions in response to these requests and historically have been able to recoup some or all of our development costs from the customer making the request. In addition to customer-funded solutions development, we have invested significant amounts in solutions development, including expenditures of $3.6 million, $4.8 million and $4.8 million for research and development in the years ended January 31, 1998, 1999 and 2000, respectively. Further, some of our key product introductions have resulted from the adaptation of products developed by customers to a wider market. In exchange for either a one-time payment and/or on-going royalties, we are often able to obtain the right to develop, enhance and market these modified products.

     Additionally, we believe our leadership role in the banking industry through our relationship with the Electronic Check Clearing House
Organization positions us to identify and develop interbank solutions that have bilateral or multilateral banking industry implications and to anticipate, recognize and respond to the changing needs of the banking industry.

TECHNOLOGY

     Our historical software products incorporate open systems architecture and protocols to provide maximum scalability and functionality and to interface with a bank's current and legacy systems. Our core proprietary technologies, for both our client/server software products and mainframe software products, are primarily directed at using a standard set of components, drivers and application interfaces so that our software products are constructed from reusable components which are linked together in a tool-set fashion.

     With respect to many of our newer products, we have adopted an Internet-based development methodology that operates on NT or Unix platforms. These products support many of the industry-standard Web browsers, such as Microsoft Internet Explorer and AOL Netscape, and databases, such as Oracle 8i or SQL. These products can be delivered as an ASP or as standard packaged product.

     We continue to enhance our second-generation computer systems, which are primarily IBM mainframe-based or client server applications, and to use common computer tools to integrate the data from these computer programs into our new products.

SALES AND MARKETING

     We have developed strong relationships with many senior bank executives as a result of our delivery of effective solutions to many of the largest banks in the United States for over 20 years. We have 19 Account Relationship Managers, who are responsible for managing our day-to-day relationships with our customers. Seventeen are responsible for domestic bank relationships, and two are responsible for the United Kingdom and European bank relationships. Our Account Relationship Managers' responsibilities include identifying customers' needs and assisting our group managers in presenting their solutions and concluding sales. Our Account Relationship Managers' work closely with our executive officers, who serve as Executive Relationship Managers to our customers. We also employ technical sales support staff, who are familiar with our technology and who participate in opportunities to sell technology-based solutions.

     We derive a significant portion of our business through customer referrals. In addition, we market our services through a variety of media, including:

     -  our Web site;

     -  direct mail;

     - "user" conferences conducted exclusively for our customers by our speaking engagements;

     -  participation in industry conferences and trade shows;

     - publication of "white papers" related to specific aspects of our services;

     -  customer newsletters; and

     -  informational listings in trade journals.

We employ a marketing staff of seven individuals, including graphics designers, writers, administrative coordinators and a Web master.

COMPETITION

     We compete with third party providers of services and software products to the banking industry, which include consulting firms and software companies. Many of these competitors have significantly greater financial, technical, marketing and other resources than we do. However, we believe that our market position with respect to these competitors is enhanced by virtue of our unique ability to deliver fully integrated consulting services and software solutions focused on enabling banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. We believe that we compete based on a number of factors, including:

     -  quality of solutions;

     -  scope of solutions provided;

     -  industry expertise;

     -  access to decision makers within banks;

     -  ease and speed of solutions implementation; and

     -  price.

     In addition to competing with a variety of third parties, we experience competition from our customers and potential customers when they develop, implement and maintain their own services and applications. In addition, customers or potential customers could enter into strategic relationships with one or more of our competitors to develop, market and sell competing services or products. As a result, we must continually demonstrate to existing and prospective customers the advantages of purchasing our services and products.

GOVERNMENT REGULATION

     Our primary customers are banks. Although the services we currently offer have not been subject to any material industry-specific government regulation, the banking industry is heavily regulated. Our products and services must allow banking customers to comply with all applicable regulations, and as a result, we must understand the intricacies and application of many government regulations. The regulations most applicable to our provision of solutions to banks include requirements establishing minimum reserve requirements, governing funds availability and the collection and return of checks, and establishing rights, liabilities and responsibilities of parties in electronic funds transfers. For example, our CashSolutions and related consulting services assist banks with minimizing their reserves while complying with federal reserve requirements. In addition, the expedited availability and check return requirements imposed by funds availability regulations have increased fraud opportunities dramatically, and our PaymentSolutions products and services address this concern while complying with such regulations.

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

     We enter into invention assignment and confidentiality agreements with our employees and independent contractors and confidentiality agreements with certain customers. We also limit access to the source codes for our software and other proprietary information. We believe that due to the rapid pace of innovation within the software industry, factors such as the technological and creative expertise of our personnel, the quality of our solutions, the quality of our technical support and training services and the frequency of release of technology enhancements are more important to establishing and maintaining a technology leadership position than the various legal protections available for our technology.

     We are not aware that we are infringing any proprietary rights of third parties. We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our solutions to perform key functions. We are not aware that any third party software being re-sold by us is infringing upon proprietary rights of other third parties. We are involved in a dispute relating to one of our software products.

EMPLOYEES

     As of January 31, 2000, we had 385 employees. Of these employees, 170 provided consulting services, 66 worked in the technical group, 63 performed sales and marketing, customer relations and business development functions and 86 persons performed corporate, finance and administrative functions. We have no unionized employees, and we believe that our employee relations are good.

INDEPENDENT CONTRACTORS

     We provide consulting and technical services and develop software in part through the use of independent contractors who are not our employees. During calendar year 1999, we used 31 independent contractors to provide consulting and technical services, most of whom worked from their homes or from customers' offices. Many of these contractors are former bank executives, and we believe that their experience in the banking industry enables them to provide industry-specific solutions to our customers.

RISK FACTORS

     This Amended Report contains some forward looking statements within the meaning of the federal securities laws. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward looking statements due to a number of factors, including without limitation, those set forth below and elsewhere in this Amended Report. In addition to the other information in this Amended Report, the following factors, which may affect our current position and future prospects, should be considered carefully in evaluating us and an investment in our common stock.

OUR PERFORMANCE DEPENDS ON THE BANKING INDUSTRY, AND ANY CHANGE IN THE BANKING INDUSTRY'S DEMAND FOR OUR SOLUTIONS COULD REDUCE OUR REVENUES AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We derive substantially all of our revenues from solutions provided to banks and other participants in the banking industry. Accordingly, our future success significantly depends upon this industry's continued demand for our solutions. We believe that an important factor in our growth has been substantial changes in the banking industry in recent years, as manifested by continuing consolidation, regulatory change, technological innovation, the emergence of the Internet and other trends. If this environment of change were to slow, we could experience reduced demand for our solutions. In addition, the banking industry is sensitive to changes in economic conditions and is highly susceptible to unforeseen events, such as domestic or foreign political instability, recession, inflation or other adverse occurrences that may result in a significant decline in the utilization of bank services. Furthermore, due to concerns regarding data security and other factors, banks have been and may in the future be hesitant to adopt electronic solutions, which can adversely affect the demand for our solutions. Any event that results in decreased consumer or corporate use of bank services, or increased pressures on banks towards the in-house development and implementation of revenue enhancement or cost reduction measures, could have a material adverse effect on our business, financial condition and results of operations.

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR BUSINESS, AND THE LOSS OF ANY ONE OF THEM COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Our five largest customers accounted for approximately 44%, 35% and 58% of total revenues during the fiscal years ended January 31, 1998, 1999 and 2000, respectively. Wells Fargo & Company and Firstar Bank, N.A. accounted for approximately 24% and 13% of total revenues during the year ended January 31, 2000, respectively. Our significant customers have changed from period to period. However, a significant portion of our current revenues is derived from customers who were major customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers. There can be no assurance that we will be successful in maintaining our existing customer relationships or in securing additional customers, and there can be no assurance that we can retain or increase the volume of business that we do with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers. Any failure by us to retain one or more of our large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers could have a material adverse effect on our business, financial condition and results of operations.

MANY FACTORS, SOME BEYOND OUR CONTROL, COULD CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD RESULT IN A LOWER MARKET PRICE FOR OUR COMMON STOCK.

     We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. Such fluctuations may be caused by many factors, including but not limited to:

     - increases in costs beyond anticipated levels, especially in the context of costs incurred under value-pricing contracts;

     - the degree of customer acceptance of new solutions;

     - the introduction of new or enhanced solutions by us or our competitors;

     - our mix of revenues derived from consulting and management service fees on the one hand, and software-related fees on the other;

     - customer budget cycles and priorities and purchasing cycles;

     - competitive conditions in the industry;

     - seasonal factors;

     - timing of consolidation decisions by customers;

     - the extent of customers' international expansion; and

     - general economic conditions.

     Due to the foregoing factors, many of which are beyond our control, our quarterly revenues and operating results are difficult to forecast. It is possible that our future quarterly results of operations from time to time will not meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our common stock.

OUR USE OF FIXED-PRICE AND VALUE-PRICED ARRANGEMENTS FOR CUSTOMER PROJECTS COULD REDUCE OUR REVENUES AND NET INCOME, WHICH COULD RESULT IN DECREASED OPERATING MARGINS OR LOSSES.

     We primarily price our solutions on a time-and-materials, fixed-price or value-priced basis. In connection with fixed-price projects, we occasionally incur costs in excess of our projections and as a result achieve lower margins than expected or may incur losses with respect to projects. In connection with value-priced projects, we are paid based on an agreed percentage of either projected or actual increased revenues or decreased costs derived by the bank generally over a period of up to twelve months following the implementation of our solutions. We typically must first commit time and resources to develop such projections before a bank will commit to purchase our solutions and therefore assume the risk of making these commitments and incurring related expenses with no assurance that the bank will purchase the solutions. In addition, from time to time, a customer will not achieve projected revenues or savings because it belatedly decides not to implement our solutions or the solutions do not produce the projected results, in which case we may not be able to collect any or all of the fees provided for in the customer's contract. The nature of our fixed-priced and value-priced arrangements can result in decreased operating margins or losses and could materially and adversely affect our business, financial condition and results of operations.

WE DO NOT TYPICALLY ENTER INTO LONG-TERM AGREEMENTS WITH OUR CUSTOMERS, WHICH MAKES IT MORE DIFFICULT TO PLAN AND EFFICIENTLY ALLOCATE OUR RESOURCES, AND ANY DEFERRAL, MODIFICATION OR CANCELATION OF A CUSTOMER PROJECT CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

     We typically provide services to customers on a project-by-project basis without long-term agreements. When a customer defers, modifies or cancels a project, we must be able to rapidly re-deploy our personnel to other projects in order to minimize the under-utilization of our personnel and the resulting adverse impact on operating results. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any delay, modification or cancelation of a customer project, or any disruption of our business relationships with any of our significant customers or with a number of smaller customers could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE RECENTLY REFOCUSED OUR SOLUTIONS TO FOCUS ON E-FINANCE OPPORTUNITIES, AND ANY INABILITY TO GAIN MARKET ACCEPTANCE OF THESE SOLUTIONS COULD HAVE A NEGATIVE IMPACT ON OUR FUTURE GROWTH AND FINANCIAL RESULTS.

     We have recently refocused our solutions to concentrate on e-finance opportunities. We have dedicated significant resources to this effort and cannot be certain whether this refocusing of our solutions will achieve market acceptance. Market acceptance of our existing and future solutions depends on several factors, including:

     - the ease with which those solutions can be implemented and used;

     - the performance and reliability of those solutions;

     - the degree to which customers achieve expected revenue gains, cost savings and performance enhancements; and

     - the extent to which our customers and prospective customers are able to implement alternative approaches to meet their business development and cost-saving needs.

     Some of these factors are beyond our control. There can be no assurance that our customers will realize the intended benefits of our solutions or that any of our solutions will be accepted in the market. Any significant or ongoing failure to achieve these benefits or to maintain or increase market acceptance would restrict substantially our future growth and could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE EXPERIENCED RAPID GROWTH IN OUR BUSINESS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO MAINTAIN THIS GROWTH RATE. IF WE ARE ABLE TO MAINTAIN IT, OUR OPERATIONAL AND FINANCIAL RESOURCES COULD BE STRAINED, WHICH COULD CAUSE US TO LOSE CUSTOMERS, PREVENT US FROM OBTAINING NEW CUSTOMERS AND INCREASE OUR OPERATING EXPENSES.

     We have experienced significant growth in recent years, but there can be no assurance that we will be able to maintain this growth rate. If we are not successful in maintaining this growth rate, our business could be negatively affected. To be successful in maintaining our growth rate, we anticipate that additional expansion may be required in order to address potential market opportunities. Any further growth would place further demands on our management, operational capacity and financial resources. We anticipate that we will need to recruit large numbers of qualified personnel in all areas of our operations, including management, sales, marketing, delivery and software development. There can be no assurance that we will be effective in attracting and retaining additional qualified personnel, expanding our operational capacity or otherwise managing growth. In addition, there can be no assurance that our systems, procedures or controls will be adequate to support any expansion of our operations. As a result of acquisitions and continued growth, the needs of our management information systems are expected to expand and change, which could result in the implementation of new or modified management information systems and procedures. This may necessitate additional training of existing personnel or the hiring of additional personnel. If we cannot implement the new, or modified, management information systems in a timely manner, our ability to manage growth effectively or generate timely operating and financial reports could be materially and adversely affected. The failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE SUCCESS SIGNIFICANTLY DEPENDS ON THE EXPERIENCE OF OUR KEY PERSONNEL, AND THE LOSS OF ANY ONE OF THEM COULD IMPAIR OUR ABILITY TO DO BUSINESS.

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

OUR SOFTWARE AND SOLUTIONS MAY CONTAIN DEFECTS OR ERRORS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND SUBJECT US TO LIABILITY CLAIMS.

     Our solutions at times in the past have been, and in the future may be, incompatible with the operating environments of our customers or inappropriate to address their needs, resulting in additional costs being incurred by us in rendering services to our customers. Further, like other software products, our software occasionally has contained undetected errors, or "bugs," which become apparent through use of the software. Because our new or enhanced software initially is installed at a limited number of sites and operated by a limited number of users, such errors and/or incompatibilities may not be detected for a number of months after delivery of the software. The foregoing errors in the past have resulted in the deployment of our personnel and funds to cure errors, occasionally resulting in cost overruns and delays in solutions development and enhancement. Moreover, solutions with substantial errors could be rejected by or result in damages to customers, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that errors or defects will not be discovered in the future, potentially causing delays in solution implementation or requiring design modifications that could adversely affect our business, financial condition and results of operations. It is also possible that errors or defects in our solutions could give rise to liability claims against us.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW TECHNOLOGIES AND SERVICES TO MEET THE CHANGING NEEDS OF OUR CURRENT AND FUTURE CUSTOMERS, AND OUR INABILITY TO INTRODUCE NEW SOLUTIONS COULD NEGATIVELY IMPACT OUR ABILITY TO DO BUSINESS AND MAINTAIN OUR FINANCIAL CONDITION.

     We regularly undertake new projects and initiatives in order to meet the changing needs of our customers. In so doing, we invest substantial resources with no assurance of their ultimate success. We believe our future success will depend, in part, upon our ability to:

     - enhance our existing solutions;

     - design and introduce new solutions that address the increasingly sophisticated and varied needs of our current and prospective customers;

     - develop leading technology; and

     - respond to technological advances and emerging industry standards on a timely and cost-effective basis.

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

OUR FOCUS ON PROVIDING AN APPLICATION SERVICE PROVIDER, OR ASP, SOFTWARE HOSTING MODEL WILL SUBJECT US TO NEW RISKS ASSOCIATED WITH AN INCREASED DEPENDENCE ON THIRD-PARTY PROVIDERS AND THE INTERNET.

     Our move toward an ASP software hosting model will give rise to numerous risks that we have not previously faced, particularly risks related to our heightened dependence on third party providers and the Internet. The success of our ASP software hosting model will partially depend on the performance of the third party application service provider with whom we have contracted to provide software hosting services. In addition, we will also be dependent on the Internet as a reliable network backbone capable of supporting our customers' use of our software. There can be no assurance that our solutions that rely on Internet access will be protected against disruptions, delays or losses due to technical difficulties, natural causes or security breaches. These problems may adversely affect the success of our ASP software hosting initiative and could negatively impact our operating results. We may also be subject to any governmental adoption of regulations that charge Internet access fees or impose taxes on subscriptions. Currently, there are few laws or regulations that specifically regulate the Internet; however, such laws and regulations, if adopted, may increase our operating expenses.

WE ARE SEEKING TO SELL SOFTWARE LICENSES THAT ARE PRICED BASED ON A USAGE LICENSE FEE RATHER THAN A LUMP SUM LICENSE FEE, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL RESULTS.

     Historically, when selling software licenses to customers, we have charged a lump sum software license fee. With our increasing emphasis on selling software licenses based on an ASP software hosting model, however, we will be seeking to increase our usage license fees. This could have an adverse effect on our overall software license fees as we work to implement this new pricing model. There can be no assurance that our revenues derived from usage license fees will offset our loss of lump sum license fees.

THERE IS INTENSE COMPETITION IN OUR INDUSTRY FOR QUALIFIED BANKING PROFESSIONALS AND TECHNICAL AND MANAGERIAL PERSONNEL, AND OUR FAILURE TO ATTRACT AND RETAIN THESE PEOPLE COULD AFFECT OUR ABILITY TO RESPOND TO BANKING AND TECHNOLOGICAL CHANGE AND TO INCREASE OUR REVENUES.

     Our future success depends upon our continuing ability to attract and retain highly qualified banking, technical and managerial personnel. Competition for such personnel is intense, and we at times have experienced difficulties in attracting the desired number of such individuals. Further, our employees have left us to work in-house with our customers and with our competitors. There can be no assurance that we will be able to attract or retain a sufficient number of highly qualified employees or independent contractors in the future. If we are unable to attract personnel in key positions, our business, financial condition and results of operations could be materially and adversely affected.

WE FACE INCREASED COMPETITION THAT COULD RESULT IN PRICE REDUCTIONS, FEWER CUSTOMER ORDERS AND LOSS OF MARKET SHARE, ANY OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We compete with third party providers of services and software products to the banking industry that include consulting firms and software companies. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. Also, several of our current and potential competitors have greater name recognition and larger customer bases that such competitors could leverage to increase market share at our expense. We expect to face increased competition as other established and emerging companies enter the banking services market. Increased competition could result in price reductions, fewer customer orders and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, and the failure to do so would have a material adverse effect upon our business, financial condition and results of operations.

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

WE MAY BE UNABLE TO FULLY BENEFIT FROM OUR STRATEGIC ALLIANCES AND ACQUISITIONS, WHICH COULD NEGATIVELY AFFECT OUR BUSINESS AND HINDER OUR ABILITY TO REALIZE EXPECTED BENEFITS.

     We regularly evaluate opportunities and may enter into strategic alliances, or make acquisitions of other businesses, products or technologies. Risks inherent in alliances may include, among others:

     -  substantial investment of our resources in the alliance;

     -  inability to realize the intended benefits of an alliance;

     -  increased reliance on third parties;

     - increased payment of third-party licensing fees or royalties for the incorporation of third-party technology into our solutions; and

     -  inadvertent transfer of our proprietary technology to strategic
        "partners."

     Acquisitions involve numerous risks, including:

     -  difficulties in identifying suitable acquisition candidates;

     - competition for acquisitions with other companies, many of which have substantially greater resources than we do;

     - inability to obtain sufficient financing on acceptable terms to fund acquisitions;

     - difficulties in assimilating acquired operations and products into our business;

     -  maintaining uniform standards, controls, procedures and policies;

     - potential loss of customers and strategic partners of acquired companies;

     -  potential loss of key employees of acquired companies;

     -  diversion of management's attention from other business concerns;

     -  amortization of acquired intangible assets; and

     - failure of acquired businesses, products or technologies to perform as expected or to achieve expected levels of revenues, profitability on productivity.

     There can be no assurance that we will be successful in identifying and entering into strategic alliances or making acquisitions, if at all, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations. We recently completed several small acquisitions, and if we were to complete larger or more complex transactions, then the above risks would be heightened.

     We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration for an acquisition transaction is paid in common stock, this could further dilute existing stockholders. Any amortization of a significant amount of goodwill or other assets resulting from an acquisition transaction could materially impair our operating results and financial condition.

OUR INABILITY TO PROTECT ADEQUATELY OUR PROPRIETARY TECHNOLOGY OR TO PREVENT ITS UNAUTHORIZED USE COULD DIVERT OUR FINANCIAL RESOURCES AND CAUSE SIGNIFICANT EXPENDITURES, WHICH COULD MATERIALLY HARM OUR BUSINESS.

     Our success significantly depends upon our proprietary technology and information. We rely upon a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. We have a number of issued patents and registered trademarks. There can be no assurance that the steps we have taken to protect our services and products are adequate to prevent misappropriation of our technology or that our competitors independently will not develop technologies that are substantially equivalent or superior to our technology. Furthermore, it is very difficult to police unauthorized use of our software due to the nature of software. Any such misappropriation of our proprietary technology or information or the development of competitive technologies could have a material adverse effect on our business, financial condition and results of operations.

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

INFRINGEMENT CLAIMS BY THIRD PARTIES CAN SUBJECT US TO SUBSTANTIAL LIABILITY AND EXPENSES AND CAN IMPAIR OUR ABILITY TO SELL OUR SOLUTIONS.

     We may need to litigate claims against third parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity.

     We may be required to incur significant costs in reaching a resolution of claims that may be asserted against us. There can be no assurance that the resolution of a claim would not require us to pay damages or obtain a license to the third party's intellectual property rights in order to continue licensing our software as currently offered or, if such a third party license is required, that it would be available on terms acceptable to us. The resolution of claims may also divert our management resources. If we cannot adequately protect our proprietary rights, it could have a material adverse effect on our business, operating results and financial condition.

WE DEPEND ON THIRD PARTIES FOR TECHNOLOGY LICENSES, AND IF WE CANNOT OBTAIN SATISFACTORY LICENSES OUR BUSINESS COULD SUFFER.

     Some technology used in our current software and software in development includes technology licensed from third parties. These licenses generally require us to pay royalties and to fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in delays in our ability to implement solutions or in delays in the introduction of our new or enhanced solutions while we search for similar technology from alternative sources, if any, which could prove costly. Any need to implement alternative technology could prove to be very expensive for us, and any delay in solution implementation could result in a material adverse effect on the business, financial condition and results of our operations. It may also be necessary or desirable in the future to obtain additional licenses for use of third party products in our solutions, and there can be no assurance that we will be able to do so on commercially reasonable terms, if at all.

WE MAY FACE LIABILITY CLAIMS RELATED TO THE USE OF OUR SOLUTIONS, INCLUDING THOSE WHICH ARISE OUT OF THE USE OF OUR NEW ASP SOFTWARE HOSTING MODEL, AND THE DEFENSE OF THESE CLAIMS COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

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

     Our ASP software hosting model will require the storage and transmission of sensitive business information of our customers electronically over the Internet. The difficulty of securely storing confidential information electronically has been a significant issue in conducting electronic commerce and in carrying out banking operations over the Internet. The implementation of our ASP software hosting model may require us to spend significant capital and other resources to protect against the threat of security breaches or computer viruses, or to alleviate problems caused by breaches or viruses. To the extent that our activities or the activities of our customers require the storage and transmission of confidential information, such as banking records or credit information, security breaches and viruses could expose us to claims, litigation or other possible liabilities. Our inability to prevent security breaches or computer viruses could also cause our customers to lose confidence in our solutions and terminate their relationships with us.

WE ARE SUBJECT TO CLAIMS AND LEGAL PROCEEDINGS FROM TIME TO TIME THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     We are subject to third party claims and are named as a defendant in legal proceedings from time to time. We may be damaged as a result of an asserted claim, and we may be required to incur substantial costs in reaching a resolution of a claim. Any such claim may also divert our management resources. A significant judgment against us in connection with any legal proceedings could have a material adverse effect on our business, financial condition and results of operations. Although we do not believe that the costs or liability that may result from the resolution of currently pending claims or legal proceedings against us will be material, there can be no assurance in this regard.

OUR STOCK PRICE HAS FLUCTUATED SIGNIFICANTLY AND, IN THE EVENT OF A DOWNTURN IN OUR STOCK PRICE, WE COULD FACE SECURITIES CLASS ACTION LITIGATION.

     There has been significant volatility in the market price of our common stock, as well as in the market price of securities of many companies in the technology and emerging growth sectors. Factors which may have a significant impact on the market price of our common stock include the following:

     - quarterly variations in our results of operations or results of operations of our competitors;

     -  changes in earnings estimates or recommendations by securities analysts;

     -  developments in our industry and in the banking industry;

     -  general market and economic conditions; and

     - other factors, including factors unrelated to our operating performance or that of our competitors.

     We believe that factors such as quarterly fluctuations in financial results or announcements by us, our competitors, banks and other bank industry participants could cause the market price of our common stock to fluctuate substantially. In addition, the stock market may experience extreme price and volume fluctuations that often are unrelated to the operating performance of specific companies. Market fluctuations or perceptions regarding the banking industry and general economic or political conditions may adversely affect the market price of the common stock. In the past, following declines in the market price of a company's securities, securities class-action litigation often has been instituted against that company. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

WE FACE RISKS IN CONNECTION WITH THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We provide solutions to banks outside the United States, and a key component of our growth strategy is to broaden our international operations. Our international operations are subject to risks inherent in the conduct of international business, including:

     -  unexpected changes in regulatory requirements;

     -  fluctuations in exchange rates and devaluations of foreign currencies;

     -  export license requirements;

     -  tariffs and other economic barriers to free trade;

     -  restrictions on the export of critical technology;

     -  difficulties in staffing international projects;

     -  political and economic instability;

     -  limited intellectual property protection;

     - longer accounts receivable cycles and difficulties in collecting payments; and

     -  potentially adverse tax and labor consequences.

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

OUR USE OF INDEPENDENT CONTRACTORS EXPOSES US TO LEGAL AND TAX RISKS WHICH, IF DETERMINED AGAINST US, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

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

     In the event persons engaged by us as independent contractors are determined to be employees by the Internal Revenue Service or any applicable taxing authority, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to these individuals and could become liable for amounts required to be paid or withheld in prior periods and for costs, penalties and interest thereon. In addition, we could be required to include these individuals in our employee benefit plans on a retroactive, as well as a current, basis. Furthermore, depending on the party that makes the legal challenge and the remedy sought, we could be subject to other liabilities sought by governmental authorities or private persons. During the calendar year 1999, we used 31 independent contractors. Any challenge by the IRS, state authorities or private litigants resulting in a determination that these individuals are employees could have a material adverse effect on our business, financial condition and results of operations.

     From time to time new legislation may be proposed to establish more stringent requirements for the engagement of independent contractors. We are unable to assess the likelihood that any such legislation will be enacted. Further, our ability to retain independent contractors could in the future deteriorate, due in part to the lower commitment level that these contractors have to us.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD FORCE US TO CHANGE OUR OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO MAINTAIN OUR CURRENT BUSINESS.

     Our primary customers are banks. Although the solutions that we currently offer have not been subject to any material, specific government regulation, the banking industry is regulated heavily, and we expect that such regulation will affect the relative demand for our solutions. There can be no assurance that federal, state or foreign governmental authorities will not adopt new regulations, and any adoption of new regulations could require us to modify our current or future solutions. The adoption of laws or regulations affecting us or our customers' businesses could reduce our growth rate or could otherwise have a material adverse effect on our business, financial condition and results of operations.

ANTI-TAKEOVER ACTIONS AND/OR PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD PREVENT OR DELAY POTENTIAL ACQUISITION BIDS, INCLUDING BIDS WHICH MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

     Our certificate of incorporation and bylaws contain provisions that may have the effect of delaying, deterring or preventing a potential takeover that our stockholders may consider to be in their best interests. The certificate and bylaws provide for a classified board of directors serving staggered terms of three years, prevent stockholders from calling a special meeting of stockholders and prohibit stockholder action by written consent. The certificate also authorizes only the board of directors to fill vacancies, including newly-created directorships, and states that our directors may be removed only for cause and only by the affirmative vote of holders of at least two-thirds of the outstanding shares of the voting stock, voting together as a single class. In addition, our board of directors may issue up to 2,000,000 shares of preferred stock in one or more series and can fix the rights, preferences, privileges and restrictions thereof without any further vote or action by our stockholders. The issuance of shares of preferred stock may prevent or delay a change of control transaction.

     In addition, Section 203 of the Delaware General Corporation Law, which is applicable to us, restricts certain business combinations with interested stockholders even if such a combination would be beneficial to stockholders. These provisions may inhibit a non-negotiated merger or other business combination. The anti-takeover provisions of the Delaware General Corporation Law prevent us from engaging in a "business combination" with any "interested stockholder" for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a "business combination" includes a merger or consolidation involving us and the interested stockholder and the sale of more than 10% of our assets. In general, Delaware law defines an "interested stockholder" as any entity or person beneficially owning more than 15% of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. We do not intend to opt out of these anti-takeover provisions.

     The foregoing provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also discourage others from making tender offers for our shares. As a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent significant changes in our board of directors and management.

A FEW PEOPLE CONTROL A LARGE PORTION OF OUR STOCK AND MAY VOTE THEIR SHARES IN WAYS CONTRARY TO YOUR INTERESTS.

     Our executive officers and directors own a significant number of our outstanding common stock. As a result of their stock ownership, a few people control a large portion of our stock and have the power to influence the election of a majority of the directors, the appointment of management and the approval of actions requiring a vote of our stockholders. Their interests may conflict with your interest as a stockholder, and they could use their power to delay or prevent a change in control, even if a majority of the other stockholders desired a change.

THE NUMBER OF SHARES OF OUR STOCK ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     All of our currently outstanding shares of common stock as well as shares of common stock issuable pursuant to the exercise of options granted under our stock option plans, are freely tradable, subject to some restrictions under Rule 144 under the Securities Act of 1933 that apply to shares of our common stock held by affiliates. The market price of our common stock could drop due to sales of a large number of shares of our common stock or due to the perception that these sales could occur. These factors could also make it more difficult to raise funds through future offerings of common stock.

WE CANNOT PREDICT EVERY EVENT AND CIRCUMSTANCE WHICH MAY IMPACT OUR BUSINESS AND, THEREFORE, THE RISKS AND UNCERTAINTIES DISCUSSED ABOVE MAY NOT BE THE ONLY ONES YOU SHOULD CONSIDER.

     The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 3, 2000

                                        CARREKER CORPORATION


                                        By: /s/ John D. Carreker, Jr.
                                          --------------------------------------
                                              John D. Carreker, Jr.
                                              Chief Executive Officer and
                                              Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on October 3, 2000.

SIGNATURE                                   TITLE                                 DATE

/s/ JOHN D. CARREKER, JR.                   Chief Executive Officer and           October 3, 2000
------------------------------------        Director
John D. Carreker, Jr.                       (Principal Executive Officer)

/s/ TERRY L. GAGE                           Chief Financial Officer, Executive    October 3, 2000
------------------------------------        Vice President and Treasurer
Terry L. Gage                               (Principal Financial and
                                            Accounting Officer)

         *                                  Executive Vice President, Managing    October 3, 2000
------------------------------------        Director and Director
Wyn P. Lewis

         *                                  Director                               October 3, 2000
------------------------------------
James D. Carreker

         *                                  Director                               October 3, 2000
------------------------------------
James L. Fischer

         *                                  Director                               October 3, 2000
------------------------------------
Donald L. House

         *                                  Director                               October 3, 2000
------------------------------------
Richard R. Lee, Jr.

         *                                  Director                               October 3, 2000
------------------------------------
Larry J. Peck

         *                                  Director                               October 3, 2000
------------------------------------
David K. Sias


*/s/ JOHN D. CARREKER
------------------------------------
John D. Carreker
Attorney in Fact