Form 10-Q
period 2000-10-31
CARREKER CORP
filed 2000-12-13
CIK 1057709

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

Commission file number    0-24201
                       --------------------------

                              Carreker Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     75-1622836
---------------------------------------        ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

4055 Valley View Lane, #1000
Dallas, Texas                                                75244
---------------------------------------        ---------------------------------
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

Common Stock, $.01 Par Value -- 21,207,994 shares as of November 30, 2000.

                              CARREKER CORPORATION

                                      INDEX

PART I     FINANCIAL INFORMATION                                                           PAGE
                                                                                           ----
     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets
              at October 31, 2000 and January 31, 2000                                       3

              Condensed Consolidated Statements of Operations
              for the three and nine months ended October 31, 2000
              and 1999                                                                       4

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended October 31, 2000
              and 1999                                                                       5

              Notes to Condensed Consolidated Financial Statements                           6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    21



PART II    OTHER INFORMATION

     Item 1.  Legal Proceedings                                                             22

     Item 2.  Changes in Securities and Use of Proceeds                                     22

     Item 3.  Defaults Upon Senior Securities                                               22

     Item 4.  Submission of Matters to a Vote of Security Holders                           23

     Item 5.  Other Information                                                             23

     Item 6.  Exhibits and Reports on Form 8-K                                              23



SIGNATURES                                                                                  24

PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                              CARREKER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          October 31,          January 31,
                                ASSETS                                        2000                 2000
                                                                         ---------------      ---------------
CURRENT ASSETS:
       Cash and cash equivalents                                              $  24,821            $  25,973
       Short term investments                                                    16,087               13,563
       Accounts receivable, net                                                  38,284               30,843
       Prepaid expenses and other current assets                                  2,200                  733
       Deferred income taxes                                                      1,984                  831
                                                                         ---------------      ---------------
                           Total current assets                                  83,376               71,943
Property and equipment, net of accumulated depreciation                           5,923                4,197
Software costs capitalized, net of accumulated amortization                       9,230                6,349
Other assets                                                                        352                  334
                                                                         ---------------      ---------------
                          Total assets                                        $  98,881            $  82,823
                                                                         ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                       $   1,847            $   2,089
       Accrued compensation and benefits                                          2,817                2,030
       Other accrued expenses                                                     3,704                2,583
       Note payable                                                               1,154                   --
       Income taxes payable                                                       2,422                2,310
       Deferred revenue                                                           7,770                6,401
                                                                         ---------------      ---------------
                         Total current liabilities                               19,714               15,413
 Deferred income taxes                                                            1,398                2,004
                                                                         ---------------      ---------------
                         Total liabilities                                       21,112               17,417
STOCKHOLDERS' EQUITY:
       Preferred Stock, $.01 par value, 2,000 shares
         authorized, none issued                                                   ----                 ----
     Common Stock, $.01 par value, 100,000 shares authorized,
         19,173 and 18,540 shares issued, respectively
                                                                                    192                  185
       Additional paid-in capital                                                48,152               44,564
       Deferred compensation                                                        (65)                (183)
       Retained earnings                                                         29,490               20,846
       Less treasury stock, at cost:
             1 common shares, as of January 31, 2000                                 --                   (6)
                                                                         ---------------      ---------------
                        Total stockholders' equity                               77,769               65,406
                                                                         ---------------      ---------------
                        Total liabilities and stockholders' equity            $  98,881            $  82,823
                                                                         ===============      ===============

                             See accompanying notes.

                              CARREKER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months Ended               Nine Months Ended
                                                                           October 31,                    October 31,
                                                                  ---------------------------    -----------------------------
                                                                        2000            1999            2000             1999
                                                                  -----------     -----------    ------------     ------------
REVENUES:
        Consulting fees                                              $17,620         $15,072         $52,496          $36,436
        Software license fees                                          5,712           2,692          11,725            8,546
        Software maintenance fees                                      2,970           1,677           7,965            4,943
        Software implementation fees                                   2,455           1,391           7,262            4,066
        Hardware and other fees                                           --              34              32              230
                                                                  -----------     -----------    ------------     ------------
                      Total revenues                                  28,757          20,866          79,480           54,221

COSTS OF REVENUES:
        Consulting fees                                                9,658           8,044          28,144           19,477
        Software license fees                                          1,594             394           3,984            1,241
        Software maintenance fees                                        800             689           2,133            2,025
        Software implementation fees                                   1,583             542           4,039            1,996
        Hardware and other fees                                            8              23              25              183
                                                                  -----------     -----------    ------------     ------------
                 Total cost of revenues                               13,643           9,692          38,325           24,922

                                                                  -----------     -----------    ------------     ------------
GROSS PROFIT                                                          15,114          11,174          41,155           29,299

OPERATING COSTS AND EXPENSES:
        Selling, general and administrative                            7,816           6,907          24,235           17,839
        Research and development                                       1,625           1,313           4,054            3,987
                                                                  -----------     -----------    ------------     ------------
                 Total operating costs and expenses                    9,441           8,220          28,289           21,826

Income from operations                                                 5,673           2,954          12,866            7,473
Other income                                                             330             223           1,076              780
                                                                  -----------     -----------    ------------     ------------

Income before provision for income taxes                               6,003           3,177          13,942            8,253
Provision for income taxes                                             2,281           1,144           5,298            2,971
                                                                  -----------     -----------    ------------     ------------
Net income                                                            $3,722          $2,033         $ 8,644          $ 5,282
                                                                  ===========     ===========    ============     ============

Basic earnings per share                                              $ 0.20          $ 0.11         $  0.46          $  0.29
                                                                  ===========     ===========    ============     ============
Diluted earnings per share                                            $ 0.19          $ 0.11         $  0.44          $  0.28
                                                                  ===========     ===========    ============     ============

Shares used in computing basic earnings per share                     18,825          18,499          18,624           18,448
Shares used in computing diluted earnings per share                   20,036          18,963          19,640           18,961

                             See accompanying notes.

                              CARREKER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                                    October 31,
                                                                           -------------------------------
                                                                                  2000               1999
                                                                           ------------       ------------
OPERATING ACTIVITIES:
     Net Income                                                            $     8,644        $     5,282
     Adjustments to reconcile net income to net
     cash used in operating activities:
         Amortization of capitalized software                                    2,771                875
         Depreciation and amortization of property and equipment                 1,857              1,693
         Amortization of deferred compensation                                     196                236
         Deferred income taxes                                                  (1,777)               837
         Provision for doubtful accounts                                         1,176                133
         Loss on sale of assets                                                      9                 --
         Changes in assets and liabilities:
               Accounts receivable                                              (8,617)           (12,699)
               Prepaid expenses and other                                         (854)              (575)
               Accounts payable and accrued expenses                             1,301                180
               Taxes payable                                                       112              1,237
               Deferred revenue                                                  1,331                144
                                                                           ------------       ------------
                   Net cash provided by (used in) operating activities           6,149             (2,657)

INVESTING ACTIVITIES:
       Purchase of short-term investments                                      (23,244)                --
       Sales and maturities of short-term investments                           20,720              4,172
       Acquisition of AIS and XPORT, net of cash acquired                       (5,268)                --
       Purchase of property and equipment and leasehold improvements            (2,381)            (2,919)
       Computer software costs capitalized                                        (358)            (2,566)
                                                                           ------------       ------------
                  Net cash used in investing activities                        (10,531)            (1,313)

FINANCING ACTIVITIES:
        Purchase of treasury stock                                                  --               (574)
        Proceeds from stock options exercised                                    3,523                248
        Repayment of note payable                                                 (293)                --
                                                                           ------------       ------------
                 Net cash provided by (used in) financing activities             3,230               (326)

Net decrease in cash and cash equivalents                                       (1,152)            (4,296)
Cash and cash equivalents at beginning of period                                25,973             20,701
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                     $24,821            $16,405
                                                                           ============       ============

Supplemental cash flow information:
    Cash paid for interest                                                 $        30        $      ----
                                                                           ============       ============

   Cash paid for income taxes                                              $     7,016        $       886
                                                                           ============       ============
Non-cash financing activities:
   Internal use software financed through issuance of note payable         $     1,451                 --
                                                                           ============       ============

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

     3.  CASH AND CASH EQUIVALENTS

                  We consider all highly liquid investments with maturities of three months or less from the original purchase date to be cash equivalents. At October 31, 2000, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities.

     4.  SHORT TERM INVESTMENTS

                  We consider investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax-exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of October 31, 2000, substantially all short-term investments mature in less than one year.

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

                  The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                    Three Months Ended            Nine Months Ended
                                                                        October 31,                  October 31,
                                                                 --------------------------   --------------------------
                                                                     2000          1999           2000          1999
                                                                  ----------    ----------     ----------    ----------
         Basic earnings per share:
                 Net income                                         $ 3,722       $ 2,033        $ 8,644       $ 5,282
                                                                  ==========    ==========     ==========    ==========

                 Weighted average shares outstanding                 18,825        18,499         18,624        18,448
                                                                  ==========    ==========     ==========    ==========

                               Basic earnings per share             $  0.20       $  0.11        $  0.46       $  0.29
                                                                  ==========    ==========     ==========    ==========

         Diluted earnings per share:
                 Net income                                         $ 3,722       $ 2,033        $ 8,644       $ 5,282
                                                                  ==========    ==========     ==========    ==========

                 Weighted average shares outstanding                 18,825        18,499         18,624        18,448
                 Assumed conversion of employee
                  stock options                                       1,211           464          1,016           513
                                                                  ----------    ----------     ----------    ----------
                 Shares used in diluted earnings per share
                  calculation                                        20,036        18,963         19,640        18,961
                                                                  ==========    ==========     ==========    ==========

                               Diluted earnings per share           $  0.19       $  0.11        $  0.44       $  0.28
                                                                  ==========    ==========     ==========    ==========

     6.  BUSINESS SEGMENTS

             The tables below show revenues and income (loss) from operations for the periods indicated for our four reportable business segments:
         Revenue Enhancement, PaymentSolutions, Enterprise Solutions and CashSolutions. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results include costs for research and development as well as product royalty expense.


                                                                         Three months ended October 31, 2000
                                          ------------------------------------------------------------------------------------------
                                               Revenue                         Enterprise                   Corporate
                                             Enhancement     PaymentSolutions  Solutions   CashSolutions    Unallocated    Total
                                          ------------------ ---------------- ------------ --------------   -----------   ----------
Revenues:
    Consulting fees..........................     $   9,556       $      645     $  7,392      $      27      $     --     $ 17,620
    Software license fees....................            --            4,636           --          1,076            --        5,712
    Software maintenance fees................            --            2,270           --            700            --        2,970
    Software implementation fees.............            --            1,819           --            636            --        2,455
    Hardware and other fees..................            --               --           --             --            --           --
                                              -------------- ---------------- ------------ --------------   -----------   ----------
       Total revenues........................     $   9,556       $    9,370     $  7,392      $   2,439      $     --     $ 28,757
                                              ============== ================ ============ ==============   ===========   ==========

Income (loss) from operations..............       $   6,593       $    1,305     $  2,649      $   (317)      $ (4,557)    $  5,673
                                               ============= ================ ============ ==============   ============  ==========


                                                                         Three months ended October 31, 1999
                                          ------------------------------------------------------------------------------------------

                                               Revenue                         Enterprise                   Corporate
                                             Enhancement     PaymentSolutions  Solutions   CashSolutions    Unallocated    Total
                                          ------------------ ---------------- ------------ --------------   -----------   ----------
Revenues:
    Consulting fees..........................     $   6,365       $    1,529     $  6,137      $   1,041      $     --     $ 15,072
    Software license fees....................            --            1,899           --            793            --        2,692
    Software maintenance fees................            --            1,295           --            382            --        1,677
    Software implementation fees.............            --            1,084           --            307            --        1,391
    Hardware and other fees..................            --               34           --             --            --           34
                                              -------------- ---------------- ------------ --------------   -----------   ----------
       Total revenues........................     $   6,365       $    5,841     $  6,137      $   2,523      $     --     $ 20,866
                                              ============== ================ ============ ==============   ===========   ==========

Income (loss) from operations..............       $   4,428       $    (733)     $  2,526      $     803      $ (4,070)    $  2,954
                                               ============= ================ ============ ==============   ============  ==========

                                                                         Nine months ended October 31, 2000
                                          ------------------------------------------------------------------------------------------
                                               Revenue                         Enterprise                   Corporate
                                             Enhancement     PaymentSolutions  Solutions   CashSolutions    Unallocated    Total
                                          ------------------ ---------------- ------------ --------------   -----------   ----------
Revenues:
    Consulting fees..........................     $  30,040       $    2,973    $  19,383      $     100      $     --     $ 52,496
    Software license fees....................            --            9,226           --          2,499            --       11,725
    Software maintenance fees................            --            6,025           --          1,940            --        7,965
    Software implementation fees.............            --            4,992           --          2,270            --        7,262
    Hardware and other fees..................            --               32           --             --            --           32
                                              -------------- ---------------- ------------ --------------   -----------   ----------
       Total revenues........................     $  30,040       $   23,248    $  19,383      $   6,809      $     --     $ 79,480
                                              ============== ================ ============ ==============   ===========   ==========

Income (loss) from operations..............       $  21,393       $    (977)    $   6,519      $   (293)      $(13,776)    $ 12,866
                                              ============== ================ ============ ==============   ============  ==========


                                                                         Nine months ended October 31, 1999
                                          ------------------------------------------------------------------------------------------
                                               Revenue                         Enterprise                   Corporate
                                             Enhancement     PaymentSolutions  Solutions   CashSolutions    Unallocated    Total
                                          ------------------ ---------------- ------------ --------------   -----------   ----------
Revenues:
    Consulting fees..........................     $  15,617       $    4,418    $  13,756      $   2,645      $     --     $ 36,436
    Software license fees....................            --            5,903           --          2,643            --        8,546
    Software maintenance fees................            --            3,848           --          1,095            --        4,943
    Software implementation fees.............            --            3,336           --            730            --        4,066
    Hardware and other fees..................            --              230           --             --            --          230
                                              -------------- ---------------- ------------ --------------   -----------   ----------
       Total revenues........................     $  15,617       $   17,735    $  13,756      $   7,113      $     --     $ 54,221
                                              ============== ================ ============ ==============   ===========   ==========

Income (loss) from operations..............       $  11,083       $    (396)    $   4,909      $   2,078      $(10,201)    $  7,473
                                               ============= ================ ============ ==============   ============  ==========


               Revenues of $10,589,000 from three major customers accounted for 36.8% of total revenues in the three months ended October 31, 2000. Revenues of $11,766,000 from three major customers accounted for 56.4% of total revenues in the three months ended October 31, 1999. Revenues of $41,644,000 from our five largest customers accounted for 52.4% of total revenues for the nine months ended October 31, 2000. Revenues of $33,567,000 from our five largest customers accounted for 61.9% of total revenues for the nine months ended October 31, 1999.


     7.  ACQUISITIONS

               On February 10, 2000 we acquired all of the outstanding stock of Automated Integrated Solutions, Inc., an Ontario Company ("AIS") for $2.3 million in cash and additional cash payments to AIS shareholders of up to $2.0 million based on achievement of specified revenue targets over three years. The transaction was accounted for as a purchase transaction with $2.3 million of the purchase price allocated to capitalized software which will be amortized over a four year period.

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

     8.  SUBSEQUENT EVENT

                  On November 3, 2000, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 relating to our public offering of 2,000,000 shares of common stock, at a price of $17.00 per share. In connection with this offering, existing stockholders sold an additional 3,175,000 shares. The $32,011,000 of net proceeds that we received will be used for working capital, general corporate purposes and possible future acquisitions.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Risk Factors" in the company's Form 10-K/A for the fiscal year ended January 31, 2000, on file with the Commission. Such risks include, without limitation, the risks associated with changes in the banking industry's demand for our solutions, significant customer concentration and the potential loss of a significant customer, variations in operating results, reduction in revenues due to pricing arrangements, the infrequent use of long-term contracts with customers, the focus of our solutions on e-finance opportunities and the chance that they will not be accepted in the marketplace, risks associated with rapid growth in our business, the inability to attract and retain key personnel, existence of defects or errors in our software, ability to develop new technologies and services, ability to meet the changing needs of customers, dependence on third-party Internet providers and the Internet, intense competition, risks associated with strategic alliances and acquisitions, inability to protect our proprietary rights, infringement and other claims and related expenses, reliance on third-party licenses, volatility in our stock price, exposure to risks associated with international operations, reliance on independent contractors, governmental regulation and legal uncertainties and anti-takeover provisions in our charter documents and under applicable law. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" (as set forth in the aforementioned Form 10-K/A) and elsewhere in this report.

       OVERVIEW

                  We are a leading provider of integrated consulting and software solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. We were founded in 1978 to provide consulting services to banks, and we subsequently integrated software products into our banking solutions. With our acquisition of Antinori Software, Inc. in 1997, we were able to significantly enhance our portfolio of software products. Additionally, we acquired Genisys Operations, Inc. in January 1999, Automated Integrated Solutions, Inc. in February 2000 and X-Port Software, Inc. in May 2000, each of which provided incremental added value to our product offerings. We accounted for the acquisitions of Antinori and Genisys as a pooling of interests. The acquisitions of Automated Integrated Solutions and X-Port Software were accounted for as purchases.

                  We derive our revenues from consulting and management service fees, software license fees, software maintenance fees, software implementation fees and hardware and other sales. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). We enter into these contracts with our customers on a project-by-project basis.

                  We seek to establish long-term relationships with our customers that will lead to on-going projects utilizing our solutions. We are typically retained to perform one or more discrete projects for a customer, and we use these opportunities to extend our solutions into additional areas of the customer's operations. To this end, a significant portion of our current revenues is derived from customers who were customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers.

                  CONSULTING FEES. We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues paid on a percentage-of-completion basis. We recognize any anticipated losses on a fixed-price contract when estimable. Third, we may deliver consulting services pursuant to a value-pricing contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for us to receive from 7% to 30% of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). When fees are to be paid based on a percentage of actual revenues and/or savings, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer.

                  We typically must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the bank will purchase the solutions. We expect that value-pricing contracts will account for an increasing percentage of our revenues in the future. In addition, as a consequence of the shift toward the use of more value-pricing contracts and due to the revenue recognition policy associated with those contracts, our results of operations will likely fluctuate significantly from period to period.

                  Regardless of the pricing method employed by us in a given contract, we are typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers, which expenses are netted against reimbursements for consolidated financial statement reporting purposes.

                  SOFTWARE LICENSE FEES. In the event that a software license is sold either together with consulting services or on a stand-alone basis, we are usually paid software license fees in one or more installments, as provided in the customer's contract. We recognize software license revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Under SOP 97-2, we recognize software license revenues upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management. Software licenses that are priced in this fashion continue for an indefinite period, and there is no provision for any renewal fees.

                  Although substantially all of our current software licenses provide for a fixed price license fee, some of our payment electronification licenses instead provide for usage fees, in which case fees are recognized and due on a monthly basis. Software licenses that include a usage license fee have a fixed term. We expect to increase this practice of charging license fees on a usage basis in the future as part of our strategy to increase recurring revenues and smooth our period-to-period revenues.

                  SOFTWARE MAINTENANCE FEES. In connection with our sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services, which typically are renewed annually. We charge an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to us at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract.

                  SOFTWARE IMPLEMENTATION FEES. In connection with our sale of a software license, a customer may elect to purchase software implementation services, including software enhancements, patches and other software support services. Most of the customers that purchase software licenses from us also purchase software implementation services. We price our implementation services on a time-and-materials or on a fixed-price basis, and we recognize the related revenues as services are performed.

                  HARDWARE AND OTHER SALES. We sell our computer hardware and supplies in tandem with the delivery of related services or software and on the basis of our cost plus a specified percentage. We recognize revenues upon shipment of the hardware to the customer. We sell hardware at the request of our customers but do not consider hardware sales to be a meaningful part of our business.

                  In accordance with generally accepted accounting principles, we capitalize software development costs incurred in developing a product once technological feasibility of the product has been determined. These capitalized software development costs also include amounts paid for software that is purchased and that has reached technological feasibility. We amortize capitalized software development costs on the basis of each product's projected revenues or on a straight-line basis over the remaining economic life of the product, which is generally three to four years. At October 31, 2000, our capitalized software development costs, net of accumulated amortization, were $9.2 million, which we will amortize over the next 14 quarterly periods.

                  PRODUCTS AND SERVICES: We offer a wide range of innovative solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. By combining our consulting services with our proprietary technology applications, we help banks improve their current operations and provide access to the benefits of the Internet economy. Our offerings, uniquely tailored to the needs of the banking industry, fall into four complementary groups. These groups, Revenue Enhancement, PaymentSolutions, Enterprise Solutions and CashSolutions, we believe offer products and services that, when combined, deliver optimal benefits.

                  REVENUE ENHANCEMENT. Revenue Enhancement consulting services enable banks to improve workflows, internal operational processes and customer pricing structures. Our Revenue Enhancement group offers consulting services that assess the existing policies and procedures of banks to increase their revenue streams and reduce interest and operating expenses. These assessments generally focus on a variety of a bank's operations, including deposits, treasury management, commercial lending, credit cards, automobile finance, mortgage and other consumer lending operations. Revenue Enhancement engagements typically take four to seven months to complete and we believe are relatively non-intrusive to the client.

                  PAYMENTSOLUTIONS. PaymentSolutions addresses the needs of a critical function of banks, the processing of payments made by one party to another. This includes presentment of checks in paper and electronic form, determination of the availability of funds, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research) and correcting any errors that are discovered (adjustments). PaymentSolutions approaches these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. Specific solutions within this group include:

------------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                              DESCRIPTION                                        PRODUCTS OFFERED
FraudLink                  Provides a comprehensive, automated approach to      FraudLink On-us, FraudLink Deposit, FraudLink Kite,
                           solving the growing problem of fraudulent financial  FraudLink PositivePay, FraudLink eTracker,
                           transactions, including bad checks drawn on banks    FraudLink PC, FraudLink Hold
                           for payment, fraudulent items deposited with banks
                           for credit and check kiting.

eXceptions                 Reduces the number of exceptions that banks          CheckFlow 1st Edition, Innovasion, Research and
                           experience, while using technology to transform      Adjustments
                           traditionally labor-intensive bank operations into
                           efficient elements of the total e-payment
                           transaction chain. It features a unique combination
                           of an automated check research, photo referral and
                           adjustment solutions, together with a flexible
                           workflow engine.

eRM                        Provides tools for customer relationship management  eRM Exceptions Management, eRM Risk Management, eRM
                           in an e-finance environment through a web-enabled    Treasury Services, eRM Image Requestor
                           decision support system that incorporates exception
                           management, risk management, treasury services and
                           document image archival and retrieval.

eTrac                      Offers an automated track and trace system designed  Receive Sentry, Records to monitor items from the time they enter a bank's
                           processing stream to final disposition, which
                           enables a bank to improve labor productivity by
                           channeling resources to the place they are most
                           needed.

eInform                    Focuses on performance-measurement by using the      eiLumen, eiPerform, eiStats, Super Query, eiMicr,
                           historical data generated by eTrac through which     eiQuality
                           end-users can analyze historical data to generate
                           key performance indicators, item processing volume
                           data, productivity statistics and quality control
                           benchmarks.

eTransactions              Enables banks to transition away from paper-based    CheckLink, CheckLink PC, Deposit Manager, Branch
                           payment systems to electronic by automating key      Truncation Management, Cnotes
                           elements of the processing stream as well as
                           improving a bank's yield from float management. The
                           aim of this product and service is to reduce and
                           eventually eliminate the movement of paper payment
                           instruments through the system, automate
                           error-prone payment processing functions,
                           consolidate payment information and provide a
                           measure of fraud prevention.

Float Management           Focuses on funding requirements and overall          FLOAT ANALYSIS SYSTEM, FLOAT PRICING SYSTEM,
                           profitability by properly managing a bank's float    CONSULTING
                           through float analysis, pricing and a comprehensive
                           consulting practice to improve profitability,




------------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                              DESCRIPTION                                        PRODUCTS OFFERED
                           reporting, workflow and check-clearing operations.
                           It provides critical activity summaries, aids in
                           creating multiple availability and pricing
                           schedules as well as pinpointing the
                           cost/profitability of any transaction or
                           relationship.

Recon Solutions            Improves efficiency and control over the daily       Bankrec
                           activity of balancing and reconciling financial
                           transactions. It redefines reconciliation processes
                           through technology and process improvements. In
                           addition to recommendations that improve
                           automation, control and risk management practices,
                           we employ an automated reconciliation software,
                           Bankrec-TM-Corporate, to provide significant gains
                           in efficiency and control.
------------------------------------------------------------------------------------------------------------------------------------


                  ENTERPRISE SOLUTIONS. Enterprise Solutions provides conversion, consolidation and integration consulting services and products on a bank-wide basis. These services and products are particularly in demand in the context of continuing consolidation activity in the banking industry and the pressure by customers on banks to define and implement their e-finance strategies. Key elements of this group include:


------------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                              DESCRIPTION                                        PRODUCTS OFFERED
Enterprise Solutions       Offers customized, bank-wide conversions,            Project Management, eSolutions, Integration,
                           consolidation and integration consulting solutions   Process Optimization, Line of Business Consulting
                           in areas beyond payments systems, including
                           consulting and project management services and IT
                           consulting for various projects.

Strategic Services         Assists customers in planning and implementing a     BVIP, Customer Experience Consulting, Strategy
                           total e-finance and payment strategy.                Consulting

------------------------------------------------------------------------------------------------------------------------------------

                  CASHSOLUTIONS. CashSolutions optimizes the inventory management of a bank's cash-on-hand, including managing how much is needed, when it is needed and where it is needed. We believe our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of cash in ATMs. Specific solutions within this group include:

------------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                              DESCRIPTION                                        PRODUCTS OFFERED
eiService                  Advances ATM monitoring and management through the   eiManager, eiGateway, eiForecaster
                           use of Internet connectivity to provide electronic
                           notification of cash and/or servicing needs. Scalable
                           to the largest ATM networks, it forecasts cash and
                           servicing needs, dispatches vendors for cash
                           replenishment and maintenance services, records
                           completed work and reconciles vendor invoices, all
                           via an electronic communication infrastructure.

eCashInventory             Reduces the amount of non-earning assets required    Cash Forecaster, Cash Tracker, Reserve Link,
                           in reserve accounts and as cash-on-hand to meet      Reserve LinkPlus
                           operating needs. Using both technology and process
                           reengineering, it provides management tools for
                           forecasting, tracking and optimizing a bank's
                           inventory of currency. This group of solutions
                           frees underutilized money for more productive uses.

Transportation             Reduces armored car transportation costs incurred    Optimizer, Consulting Services
                           by banks in moving cash between locations and
                           replenishing ATMs. It optimizes armored car
                           utilization based on ATM locations and usage, route
                           structures and delivery frequency, as well as ATM
                           deposit processing requirements.

eCashPro                   Reduces transaction cost of centralized currency     eVaultMaster II, eDepositMaster, eVaultForecaster
                           and ATM depositing processing, typically provides
                           significant cash reductions throughout the vault
                           network, establishes a standardized inventory
                           measurement process and allows a reduction in the
                           number of branch and vault employees, as well as
                           improves Internet-based customer reporting.
------------------------------------------------------------------------------------------------------------------------------------

       RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, the percentages that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.


                                                                Three Months Ended                 Nine Months Ended
                                                                   October 31,                        October 31,
                                                            ---------------------------       ----------------------------
                                                                2000          1999                2000           1999
                                                            -------------  ------------       -------------   ------------
     Revenues:
          Consulting fees                                       61.3   %       72.2  %             66.1  %        67.2  %
            Software license fees                               19.9           12.9                14.8           15.8
            Software maintenance fees                           10.3            8.0                10.0            9.1
            Software implementation fees                         8.5            6.7                 9.1            7.5
            Hardware and other fees                               --             .2                  --             .4
                                                            -------------  ------------       -------------   ------------
                         Total revenues                        100.0          100.0               100.0          100.0

     Costs of revenues:
            Consulting fees                                     33.5           38.5                35.4           36.0
            Software license fees                                5.6            1.9                 5.0            2.3
            Software maintenance fees                            2.8            3.3                 2.7            3.7
            Software implementation fees                         5.5            2.6                 5.1            3.7
            Hardware and other fees                               --             .1                  --             .3
                                                            -------------  ------------       -------------   ------------
     Total cost of revenues                                     47.4           46.4                48.2           46.0

                                                            -------------  ------------       -------------   ------------
     Gross profit                                               52.6           53.6                51.8           54.0
                                                            -------------  ------------       -------------   ------------

     Operating costs and expenses:
            Selling general and administrative                  27.2           33.1                30.5           32.9
            Research and development                             5.7            6.3                 5.1            7.4
                                                            -------------  ------------       -------------   ------------
     Total operating costs and expenses                         32.9           39.4                35.6           40.3

     Income from operations                                     19.7           14.2                16.2           13.7

     Other income (expense)                                      1.1            1.0                 1.4            1.5
                                                            -------------  ------------       -------------   ------------

     Income before provision for income taxes                   20.8           15.2                17.6           15.2
     Provision from income taxes                                 7.9            5.5                 6.7            5.5

                                                            -------------  ------------       -------------   ------------
     Net income                                                 12.9   %        9.7  %             10.9  %         9.7  %
                                                            =============  ============       =============   ============

         REVENUES

                  REVENUES: Our total revenues increased 37.8% to $28.8 million for the quarter ended October 31, 2000 from $20.9 million for the quarter ended October 31, 1999. The Company's total revenues increased 46.6% to $79.5 million for the nine months ended October 31, 2000 from $54.2 million for the nine months ended October 31, 1999.

                  CONSULTING FEES: Revenues from consulting fees increased 16.9% to $17.6 million for the quarter ended October 31, 2000 from $15.1 million for the quarter ended October 31, 1999. Revenues from consulting fees increased 44.1% to $52.5 million for the nine months ended October 31, 2000 from $36.4 million for the nine months ended October 31, 1999. Consulting fees have grown primarily as a result of continued demand for Enterprise Solutions as well as value-priced Revenue Enhancement services. Enterprise Solutions revenues increased from $13.8 million for the nine months ended October 31, 1999 to $19.4 million for the nine months ended October 31, 2000. Revenue Enhancement revenues increased from $15.6 million for the nine months ended October 31, 1999 to $30.0 million for the nine months ended October 31, 2000. The increase in consulting fees resulted from expanded use of value-priced engagements due to their improved margins as well as their favorable reception from customers. Revenues related to value-priced opportunities tend to fluctuate period-to-period and are likely to fluctuate in future periods.

                  SOFTWARE LICENSE FEES: Revenues from software license fees increased 112.2% to $5.7 million for the quarter ended October 31, 2000 from $2.7 million for the quarter ended October 31, 1999. Revenues from software license fees increased 37.2% to $11.7 million for the nine months ended October 31, 2000 from $8.5 million for the nine months ended October 31, 1999. For the first six months of 2000, we experienced a softness in our software license fee growth due to a carryover affect of Year 2000, where customers delayed new software decisions until their Year 2000 issues were fully addressed. In the three months ended October 31, 2000 this affect decreased, particularly in our PaymentSolutions business segment. Software license revenues were generated in the eXceptions and FraudLink products.

                  SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 77.1% to $3.0 million for the quarter ended October 31, 2000 from $1.7 million for the quarter ended October 31, 1999. Revenues from software maintenance fees increased 61.1% to $8.0 million for the nine months ended October 31, 2000 from $4.9 million for the nine months ended October 31, 1999. Increases in software maintenance has been driven by increased software sales during the three months ended January 31, 2000 resulting in the growth of the number of customers and products under maintenance contracts. Additionally, increases in software maintenance fees have been driven by the acquisition of new products mainly within the PaymentSolutions group that were already subject to maintenance contracts and by annual rate increases.

                  SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased 76.5% to $2.5 million for the quarter ended October 31, 2000 from $1.4 million for the quarter ended October 31, 1999. Revenues from software implementation fees increased 78.6% to $7.3 million for the nine months ended October 31, 2000 from $4.1 million for the nine months ended October 31, 1999. Increases in software implementation fees have been driven by the increased sales level of software licenses experienced during the three months ended January 31, 2000, resulting in a growth in the number of customers requiring implementation services.

                  HARDWARE SALES: There were no revenues from hardware for the quarter ended October 31, 2000 compared to revenues of $34,000 for the quarter ended October 31, 1999. Revenues from hardware were $32,000 for the nine months ended October 31, 2000 compared to $230,000 for the nine months ended October 31, 1999. The Company sells hardware at the request of its customers, but does not consider hardware sales to be a meaningful part of its business.

     COST OF REVENUES

                  COST OF CONSULTING: Cost of consulting increased 20.1% to
         $9.7 million for the quarter ended October 31, 2000 from $8.0 million for the quarter ended October 31, 1999. Cost of consulting increased 44.5% to $28.1 million for the nine months ended October 31, 2000 from $19.5 million for the nine months ended October 31, 1999. Cost of consulting as a percentage of consulting fees increased to 54.8% for the three months ended October 31, 2000 from 53.4% for the three months ended October 31, 1999. Cost of consulting as a percentage of consulting fees increased to 53.6% for the nine months ended
         October 31, 2000 from 53.5% for the nine months ended October 31, 1999. Increases in the cost of consulting were due primarily to increased costs associated with related personnel cost. Cost of consulting consists primarily of personnel costs associated with time and material contracts and value priced efforts.

                  COST OF SOFTWARE LICENSES: Cost of software licenses increased 304.6% to $1.6 million for the quarter ended October 31, 2000 from $394,000 for the quarter ended October 31, 1999. Cost of software licenses increased 221.0% to $4.0 million for the nine months ended October 31, 2000 from $1.2 million for the nine months ended October 31, 1999. Cost of software licenses as a percentage of software license fees increased to 27.9% for the three months ended October 31, 2000 from 14.6% for the three months ended October 31, 1999. Cost of the software licenses as a percentage of software license fees increased to 34.0% for the nine months ended October 31, 2000 from 14.5% for the nine months ended October 31, 1999. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of PaymentSolutions and CashSolutions software products. Increases in the costs of software licenses is largely due to an increase of $800,000 of software amortization during the three months ended October 31, 2000 and a $1.9 million increase for the nine months ended October 31, 2000. Additionally, software royalties increased $400,000 in the three months ended October 31, 2000 and $800,000 during the nine months ended October 31, 2000. The increase in software amortization is a result of certain software products purchased or reaching general release status during the period. The increase in software royalties is a result of a change in the mix of the products sold during the period which required royalty payments.

                  COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased 16.1% to $800,000 for the quarter ended October 31, 2000 from $689,000 for the quarter ended October 31, 1999. Cost of software maintenance increased 5.3% to $2.1 million for the nine months ended October 31, 2000 from $2.0 million for the nine months ended October 31, 1999. Cost of software maintenance consists primarily of personnel costs and subcontract services associated with providing customer support for software products sold. Increases in costs associated with software maintenance reflect an increase in subcontract service costs of $67,000 during the three months ended October 31, 2000, and $186,000 during the nine months ended October 31, 2000.

                  COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased 192.1% to $1.6 million for the quarter ended October 31, 2000 from $542,000 for the quarter ended October 31, 1999. Cost of software implementation increased 102.4% to $4.0 million for the nine months ended October 31, 2000 from $2.0 million for the nine months ended October 31, 1999. Cost of software implementation as a percentage of related fees increased to 64.5% for the quarter ended October 31, 2000 from 39.0% for the quarter ended October 31, 1999. Cost of software implementation as a percentage of related fees increased to 55.6% for the nine months ended October 31, 2000 from 49.1% for the nine months ended October 31, 1999. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold. Increases in costs associated with software implementation reflect increased personnel costs to support increased revenue.

                  COST OF HARDWARE: Cost of hardware decreased to $8,000 for the quarter ended October 31, 2000 from $23,000 for the quarter ended October 31, 1999. Cost of hardware decreased 86.3% to $25,000 for the nine months ended October 31, 2000 from $183,000 for the nine months ended October 31, 1999. Decreases for the quarter and nine months ended October 31, 2000 is reflective of reduced hardware sales levels during both periods.


     OPERATING COSTS AND EXPENSES

                  SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased 13.2% to $7.8 million for the quarter ended October 31, 2000 from $6.9 million for the quarter ended October 31, 1999. Selling general and administrative expenses increased 35.9% to $24.2 million for the nine months ended October 31, 2000 from $17.8 million for the nine months ended October 31, 1999. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management, software management, provision for doubtful accounts as well as fees for professional services and other related costs. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support our expanding operations as well as costs associated with the acquisition of AIS and Xport. Additionally an increase in the provision for doubtful accounts was necessary to mitigate accounts receivable exposure from both related parties and our banking customer base.

                  RESEARCH AND DEVELOPMENT: Research and development expenses increased 23.8% to $1.6 million for the quarter ended October 31, 2000 from $1.3 million for the quarter ended October 31, 1999. Research and development expenses increased 1.7% to $4.1 million for the nine months ended October 31, 2000 from $4.0 million for the nine months ended October 31, 1999. The increase reflects a higher rate of research and development spending particularly in the current quarter.

                  OTHER INCOME: Other income increased 48.0% to $330,000 for the quarter ended October 31, 2000 from $223,000 for the quarter ended October 31, 1999. Other income increased 37.9% to $1.1 million for the nine months ended October 31, 2000 from $780,000 for the nine months ended October 31, 1999. Other income consists primarily of interest income on tax-exempt short-term investments. The increases in the dollar amount of other income were primarily due to interest earned on higher balances of cash, cash equivalents and short-term investments on hand during the nine months ended October 31, 2000.

                  PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. Our effective income tax rate was 38.0% for the three months ended October 31, 2000 compared to 36.0% for the three months ended October 31, 1999. Our effective income tax rate was 38.0% for the nine months ended October 31, 2000 compared to 36.0% for the nine months ended October 31, 1999. Increases in the estimated annual effective rate resulted from reductions in tax-exempt income as a percent of total taxable income.

     LIQUIDITY AND CAPITAL RESOURCES

                  As of October 31, 2000, we had $63.7 million of working capital, including $24.8 million in cash and cash equivalents, as compared to $56.5 million of working capital as of January 31, 2000, including $26.0 million of cash and cash equivalents. Operating activities provided $6.1 million of available cash for the nine months ended October 31, 2000 as compared to consuming $2.7 million for the nine months ended October 31, 1999, largely through an increase in net income of $3.4 million and slower growth in our accounts receivable.

                  Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.

                  The following table contains the quarterly days sales outstanding (DSO) with a comparative column which adds reimbursed expenses to the revenue portion of the computation:

                                                                             DSO Including Expense
                           Quarter Ended                   DSO                  Reimbursements*
                    ------------------------------    -----------------    -----------------------------
                         October 31, 1999                  177                        160
                         January 31, 2000                  131                        119
                          April 30, 2000                   142                        128
                           July 31, 2000                   123                        112
                         October 31, 2000                  120                        108


                  * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.

                  Cash used in investing activities during the nine months ended October 31, 2000, of $10.5 million was used to purchase $2.4 million of property and equipment and $5.3 million invested in the acquisition of AIS and X-Port, and net purchases of $2.5 million of short-term investments.

                  Cash provided by financing activities for the nine months ended October 31, 2000, was $3.2 million and primarily resulted from the exercise of stock options.

                  On November 3, 2000, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 relating to our public offering of 2,000,000 shares of common stock, at a price of $17.00 per share. In connection with this offering, existing stockholders sold an additional 3,175,000 shares. The $32,011,000 of net proceeds that we received will be used for working capital, general corporate purposes and possible future acquisitions.

                  Our future liquidity and capital requirements will depend upon numerous factors. We believe our current cash and cash equivalents and short-tern investment balances and cash generated from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operation.

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

                  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the "Staff") on applying generally accepted accounting principals to revenue recognition in financial statements. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements". SAB 101B delays the implementation of SAB 101 until the quarter ended January 31, 2001. Based on our evaluation, we do not expect the application of SAB 101, as amended, to have a material impact on our financial position or results of operations.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  We invest our cash in a variety of financial instruments, primarily tax advantaged variable rate and fixed rate obligations of state and local municipalities, and educational entities and agencies. These investments are denominated in U.S. dollars.

                  We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). We treat all of our cash equivalents and short-term investments as available-for-sale under SFAS 115.

                  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at October 31, 2000 was 5.1%. Amortized costs of short-term investments held at October 31, 2000 was $16.1 million, which approximates fair value.

PART II   OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS

               We began to develop with Knowledge Based Systems, Inc., or KBSI, our CashForecaster suite of products in 1996 pursuant to a development contract. KBSI provided the algorithm-based components for these products. This contract is the subject of a lawsuit filed in September 2000 and pending in the United States District Court for the Northern District of Texas. We allege that KBSI has breached the contract and seek injunctive relief to enforce the contract and to prevent KBSI from using or disclosing our confidential information and trade secrets. KBSI alleges, among other things, that we have breached the contract and seeks ownership of the CashForecaster products and unspecified actual and exemplary monetary damages. Certain contractual disputes relating to this contract are also the subject of a pending arbitration proceeding. This lawsuit and the related arbitration are not expected to have a material adverse effect on our business, financial position or results of operations.

               We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. Although we do not believe that the cost or liability that may result from the resolution of currently pending claims or legal proceedings against us will be material, there can be no assurance in this regard.


     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On November 3, 2000, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 relating to our public offering of 2,000,000 shares of common stock, at a price of $17.00 per share. In connection with this offering, existing stockholders sold an additional 3,175,000 shares. The $32,011,000 of net proceeds that we received will be used for working capital, general corporate purposes and possible future acquisitions.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


     ITEM 5.   OTHER INFORMATION

               None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                  NUMBER     EXHIBIT DESCRIPTION

                  27.1       Financial Data Schedule
                  10.1 Employment Agreement between the Company and Michael Hansen; Incorporated by reference to
                             Exhibit 10.1 of the  Company's Registration
                             Statement on Form S-3 (Registration No. 333-4716).

               (b) Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CARREKER CORPORATION




By:       /s/ John D. Carreker, Jr.            Date:  December 13, 2000
  ------------------------------------             ----------------------------
     John D. Carreker, Jr.
     Chairman of the Board and
     Chief Executive Officer




By:       /s/ Terry L. Gage                    Date: December 13, 2000
  ------------------------------------             ----------------------------
     Terry L. Gage
     Executive Vice President and
     Chief Financial Officer