Form 10-K405
period 2001-01-31
CARREKER CORP
filed 2001-04-30
CIK 1057709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                                       TO

                         COMMISSION FILE NUMBER 0-24201
                            ------------------------

                              CARREKER CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-1622836
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

         4055 VALLEY VIEW LANE
          DALLAS, TEXAS 75244                                 75244
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (972) 458-1981

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $0.01 per share
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value on March 31, 2001 of the voting and non-voting common equity held by non-affiliates of the registrant was $343,542,306.

    Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of March 31, 2001: 21,765,904.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CARREKER CORPORATION
                                     INDEX

                                                                                    PAGE
                                                                                  --------
PART 1:
          Item 1.   Business....................................................      3
          Item 2.   Properties..................................................     24
          Item 3.   Legal Proceedings...........................................     24
          Item 4.   Submission of Matters to A Vote of Security Holders.........     24

PART II:
          Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................     25
          Item 6.   Selected Financial Data.....................................     26
          Item 7.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................     27
          Item 7A.  Quantitative and Qualitative Disclosures about Market
                    Risk........................................................     36
          Item 8.   Financial Statements and Supplementary Data.................     37
          Item 9.   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................     54

PART III:
          Item 10.  Directors and Executive Officers of the Registrant..........     54
          Item 11.  Executive Compensation......................................     54
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management..................................................     54
          Item 13.  Certain Relationships and Related Transactions..............     54

PART IV:
          Item 14.  Exhibits, Financial Statement Schedules, and Reports On Form
                    8-K.........................................................     55

                                     PART I

ITEM 1. BUSINESS.

    UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "WE," "US," "OUR," "COMPANY," "CARREKER," OR "CARREKER CORPORATION" WHEN USED IN THIS FORM 10-K ("REPORT") AND IN THE ANNUAL REPORT TO THE STOCKHOLDERS REFERS TO CARREKER CORPORATION, A DELAWARE CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES AND PREDECESSORS. THIS REPORT CONTAINS SOME FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. WHEN USED THEREIN IN THIS REPORT, THE WORDS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATING," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS AND THE TIMING OF SOME EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION THOSE SET FORTH UNDER "--RISK FACTORS" BELOW.

OUR BUSINESS FOCUS

    We are a leading provider of integrated consulting and software solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. Our offerings, uniquely tailored to the needs of the banking industry, fall into four groups:

    - REVENUE ENHANCEMENT--increases banks' revenues through market segmentation and improved customer pricing structures;

    - PAYMENTSOLUTIONS--assists banks in transitioning from paper to electronic-based payment systems and minimizing payment processing expenses;

    - ENTERPRISE SOLUTIONS--integrates systems, combines operations and improves workflows and internal operational processes; and

    - CASHSOLUTIONS--optimizes inventory management of a bank's cash-on-hand, including management of how much cash is needed, when it is needed and where it is needed.

    We have over 20 years of experience in the banking industry. This experience, combined with our professional staff and managers, many of whom are former bankers and experts in complex bank operations, and our advanced technological expertise, positions us to address effectively the challenges and anticipate opportunities that banks face in today's increasingly competitive environment. Our customer list includes over 200 financial institutions in the United States, Canada, the United Kingdom, Ireland and Australia, including 70 of the largest 100 banks in the United States.

INDUSTRY BACKGROUND

    The banking industry is one of the nation's largest industries, with aggregate assets of approximately $7.2 trillion as of June 2000, according to the Federal Deposit Insurance Corporation. While banks historically have focused on reducing their operating expenses to remain competitive, they are increasingly focused on developing new sources of revenue growth that capitalize on their core competencies, automating operations to increase efficiencies and outsourcing some banking functions to sustain market value growth. To this end, banks are expending significant resources both internally and on solutions purchased from external vendors, including outsourcing arrangements. Key industry trends driving our market opportunity include:

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

    EVOLVING TECHNOLOGIES. Rapid technological innovation has increased customers' expectations and, as a result, has created new means for banks to gain competitive advantages. Increasingly, customers are requiring that their banks provide a broader scope of banking services quickly and easily through automated teller machines, or ATMs, by telephone or over the Internet. Additionally, technological development has provided banks with the potential for numerous operational enhancements. For instance, technology currently allows for the electronic storage of images of documents, including checks, as well as the ability to recall and use that data quickly and simultaneously at multiple locations. Technology also currently enables banks to minimize their non-earning assets by reducing their reserve requirements. Furthermore, technological developments are fueling industry-wide advancements, such as the conversion from a paper to an electronic-based check clearing process. The electronic processing and clearing of checks has been gaining increasing acceptance as an efficient and viable solution for eliminating the time-consuming and expensive movement of paper.

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

        SOLUTION                             DESCRIPTION                              PRODUCTS OFFERED
        --------                             -----------                              ----------------
FraudLink                  Provides a comprehensive, automated approach to       FraudLink On-us, FraudLink
                           solving the growing problem of fraudulent             Deposit, FraudLink Kite,
                           financial transactions, including bad checks          FraudLink PositivePay,
                           drawn on banks for payment, fraudulent items          FraudLink eTracker,
                           deposited with banks for credit and check             FraudLink PC, FraudLink
                           kiting.                                               Hold

eXceptions                 Reduces the number of exceptions that banks           CheckFlow 1st Edition,
                           experience, while using technology to transform       Innovasion, Research and
                           traditionally labor-intensive bank operations         Adjustments
                           into efficient elements of the total e-payment
                           transaction chain. It features a unique
                           combination of an automated check research,
                           photo referral and adjustment solutions,
                           together with a flexible workflow engine.

eRM                        Provides tools for customer relationship              eRM Exceptions Management,
                           management in an e-finance environment through a      eRM Risk Management, eRM
                           web-enabled decision support system that              Treasury Services, eRM
                           incorporates exception management, risk               Image Requestor
                           management, treasury services and document image
                           archival and retrieval.

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

eInform                    Focuses on performance-measurement by using the       eiLumen, eiPerform,
                           historical data generated by eTrac through which      eiStats, Super Query,
                           end-users can analyze historical data to              eiMicr, eiQuality
                           generate key performance indicators, item
                           processing volume data, productivity statistics
                           and quality control benchmarks.

        SOLUTION                             DESCRIPTION                              PRODUCTS OFFERED
        --------                             -----------                              ----------------
eTransactions              Enables banks to transition away from                 CheckLink, CheckLink PC,
                           paper-based payment systems to electronic by          Deposit Manager, Branch
                           automating key elements of the processing stream      Truncation Management,
                           as well as improving a bank's yield from float        Cnotes
                           management. The aim of this product and service
                           is to reduce and eventually eliminate the
                           movement of paper payment instruments through
                           the system, automate error-prone payment
                           processing functions, consolidate payment
                           information and provide a measure of fraud
                           prevention.

Float Management           Focuses on funding requirements and overall           Float Analysis System,
                           profitability by properly managing a bank's           Float Pricing System,
                           float through float analysis, pricing and a           Consulting
                           comprehensive consulting practice to improve
                           profitability, reporting, workflow and
                           check-clearing operations. It provides critical
                           activity summaries, aids in creating multiple
                           availability and pricing schedules as well as
                           pinpointing the cost/profitability of any
                           transaction or relationship.

Recon Solutions            Improves efficiency and control over the daily        Bankrec
                           activity of balancing and reconciling financial
                           transactions. It redefines reconciliation
                           processes through technology and process
                           improvements. In addition to recommendations
                           that improve automation, control and risk
                           management practices, we employ an automated
                           reconciliation software, Bankrec-TM- Corporate,
                           to provide significant gains in efficiency and
                           control.

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

        SOLUTION                             DESCRIPTION                              PRODUCTS OFFERED
        --------                             -----------                              ----------------
Enterprise Solutions       Offers customized, bank-wide conversions,             Project Management,
                           consolidation and integration consulting              eSolutions, Integration,
                           solutions in areas beyond payments systems,           Process Optimization, Line
                           including consulting and project management           of Business Consulting
                           services and IT consulting for various projects.

        SOLUTION                             DESCRIPTION                              PRODUCTS OFFERED
        --------                             -----------                              ----------------
Strategic Services         Assists customers in planning and implementing a      BVIP, Customer Experience
                           total e-finance and payment strategy.                 Consulting, Strategy
                                                                                 Consulting

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

        SOLUTION                             DESCRIPTION                              PRODUCTS OFFERED
        --------                             -----------                              ----------------
eiService                  Advances ATM monitoring and management through        eiManager, eiGateway,
                           the use of Internet connectivity to provide           eiForecaster
                           electronic notification of cash and/or servicing
                           needs. Scalable to the largest ATM networks, it
                           forecasts cash and servicing needs, dispatches
                           vendors for cash replenishment and maintenance
                           services, records completed work and reconciles
                           vendor invoices, all via an electronic
                           communication infrastructure.

eCashInventory             Reduces the amount of non-earning assets              Cash Forecaster, Cash
                           required in reserve accounts and as cash-             Tracker, Reserve Link,
                           on-hand to meet operating needs. Using both           Reserve LinkPlus
                           technology and process reengineering, it
                           provides management tools for forecasting,
                           tracking and optimizing a bank's inventory of
                           currency. This group of solutions frees
                           underutilized money for more productive uses.

Transportation             Reduces armored car transportation costs              Optimizer, Consulting
                           incurred by banks in moving cash between              Services
                           locations and replenishing ATMs. It optimizes
                           armored car utilization based on ATM locations
                           and usage, route structures and delivery
                           frequency, as well as ATM deposit processing
                           requirements.

eCashPro                   Reduces transaction cost of centralized currency      eVaultMaster II,
                           and ATM depositing processing, typically              eDepositMaster,
                           provides significant cash reductions throughout       eVaultForecaster
                           the vault network, establishes a standardized
                           inventory measurement process and allows a
                           reduction in the number of branch and vault
                           employees, as well as improves Internet-based
                           customer reporting.

CUSTOMERS

    A majority of our revenues are generated from contracts with banks maintaining assets in excess of $5.0 billion. We currently provide services or products to 19 of the 20 largest banks in the United States as measured by total assets by Sheshunoff Information Services. Our five largest customers accounted for approximately 49%, 58% and 35% of total revenues during the fiscal years ended January 31, 2001, 2000 and 1999, respectively. Wells Fargo & Company and Firstar Bank, N.A. accounted for approximately 24% and 13% of total revenues, respectively, during the year ended January 31, 2000, and Firstar Bank, N.A. accounted for approximately 27% of total revenues during the year ended
January 31, 2001.

SOLUTIONS DEVELOPMENT

    Our solutions development activities focus on identifying specific bank needs, which includes prototyping promising applications, test marketing new products, developing sales strategies and coordinating distribution and on-going maintenance for each of our solutions. In certain instances, we have contracted with third party software development companies to develop our solutions.

    We frequently receive customer requests for new services and/or software. We strive to develop solutions in response to these requests and historically have been able to partner with our customers and share some or all of the development costs. In addition to customer-funded solutions development, we have invested significant amounts in solutions development, including expenditures of $6.1 million, $4.8 million and $4.8 million for research and development in the years ended January 31, 2001, 2000 and 1999, respectively. Further, some of our key product introductions have resulted from the adaptation of products developed by customers to a wider market. In exchange for either a one-time payment and/or on-going royalties, we are often able to obtain the right to develop, enhance and market these modified products.

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

As of January 31, 2001, we had 19 Account Relationship Managers, who are responsible for managing our day-to-day relationships with our customers. Seventeen are responsible for domestic bank relationships, and two are responsible for the United Kingdom and European bank relationships. Our Account Relationship Managers' responsibilities include identifying customers' needs and assisting our group managers in presenting their solutions and concluding sales. Our Account Relationship Managers work closely with our executive officers, who serve as Executive Relationship Managers to our customers. We also employ technical sales support staff, who are familiar with our technology and who participate in opportunities to sell technology-based solutions.

    We derive a significant portion of our business through customer referrals. In addition, we market our services through a variety of media, including:

    - our Web site;

    - direct mail;

    - user conferences conducted exclusively for our customers;

    - participation in industry conferences and trade shows;

    - publication of "white papers" related to specific aspects of our services;

    - customer newsletters; and

    - informational listings in trade journals.

As of January 31, 2001, we employed a marketing staff of eight individuals, including graphics designers, writers, administrative coordinators and a Web master.

COMPETITION

    We compete with third-party providers of services and software products to the banking industry, which include consulting firms and software companies. Many of these competitors have significantly greater financial, technical, marketing and other resources than we do. However, we believe that our market position with respect to these competitors is enhanced by virtue of our unique ability to deliver fully integrated consulting services and software solutions focused on enabling banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. We believe that we compete based on a number of factors, including:

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

    While we are not directly subject to federal or state regulations specifically applicable to financial institutions, such as banks, thrifts and credit unions, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, and various state regulatory authorities typically assert the right to observe the operations of companies to which certain functions of financial institutions (such as data processing) are outsourced. These regulators may from time to time also claim the right to observe the operations of companies like us that provide software to financial institutions. In addition, financial institutions with whom we do business may from time to time require, by contract or otherwise, that evaluations of our internal controls be performed by independent auditors or by the financial institutions themselves.

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

    We are not aware that we are infringing any proprietary rights of third parties. We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our solutions to perform key functions. We are not aware that any third-party software being re-sold by us is infringing upon proprietary rights of other third-parties.

EMPLOYEES

    As of January 31, 2001, we had 477 employees. Of these employees, 222 provided consulting services, 119 worked in the technical group, 58 performed sales and marketing, customer relations and business development functions and 78 persons performed corporate, finance and administrative functions. We have no unionized employees, and we believe that our employee relations are good.

INDEPENDENT CONTRACTORS

    We provide consulting and technical services and develop software in part through the use of independent contractors who are not our employees. During calendar year 2000, we used approximately 75 independent contractors to provide consulting and technical services, most of whom worked from their homes or from customers' offices. Many of these contractors are former bank executives, and we believe that their experience in the banking industry enables them to provide industry-specific solutions to our customers.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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

    Our five largest customers accounted for approximately 49%, 58% and 35% of total revenues during the fiscal years ended January 31, 2001, 2000 and 1999, respectively. Wells Fargo & Company and Firstar Bank, N.A. accounted for approximately 24% and 13% of total revenues, respectively, during the year ended January 31, 2000, and Firstar Bank, N.A. accounted for approximately 27% of total revenues during the year ended January 31, 2001. Our significant customers have changed from period to period. However, a significant portion of our current revenues is derived from customers who were major customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers. There can be no assurance that we will be successful in maintaining our existing customer relationships or in securing additional customers, and there can be no assurance that we can retain or increase the volume of business that we do with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers. Any failure by us to retain one or more of our large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers could have a material adverse effect on our business, financial condition and results of operations.

MANY FACTORS, SOME BEYOND OUR CONTROL, COULD CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS, WHICH COULD RESULT IN A LOWER MARKET PRICE FOR OUR COMMON STOCK.

    We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. Such fluctuations may be caused by many factors, including but not limited to:

    - the extent and timing of revenues recognized, particularly in light of our historical tendency to have a disproportionately large portion of our contract signings near the end of each quarter;

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

WE DO NOT TYPICALLY ENTER INTO LONG-TERM AGREEMENTS WITH OUR CUSTOMERS, WHICH MAKES IT MORE DIFFICULT TO PLAN AND EFFICIENTLY ALLOCATE OUR RESOURCES, AND ANY DEFERRAL, MODIFICATION OR CANCELLATION OF A CUSTOMER PROJECT CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

    We typically provide services to customers on a project-by-project basis without long-term agreements. When a customer defers, modifies or cancels a project, we must be able to rapidly re-deploy our personnel to other projects in order to minimize the under-utilization of our personnel and the resulting adverse impact on operating results. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any delay, modification or cancellation of a customer project, or any disruption of our business relationships with any of our significant customers or with a number of smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

    - failure to close after expending time and resources;

    - inability to obtain sufficient financing on acceptable terms to fund acquisitions;

    - requirement that the acquisition may be funded through additional debt obligations which therefore would increase interest expense;

    - volatility of stock price due to one-time charges to earnings;

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

    - amortization of acquired intangible assets; and

    - failure of acquired businesses, products or technologies to perform as expected or to achieve expected levels of revenues, profitability or productivity.

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

INFRINGEMENT CLAIMS BY THIRD PARTIES CAN SUBJECT US TO SUBSTANTIAL LIABILITY AND EXPENSES AND CAN IMPAIR OUR ABILITY TO SELL OUR SOLUTIONS.

    We may need to litigate claims against third parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. We may be required to incur significant costs in reaching a resolution to the asserted claims, or any other claims that may be asserted against us. There can be no assurance that the resolution of a claim would not require us to pay damages or obtain a license to the third party's intellectual property rights in order to continue licensing our software as currently offered or, if such a third-party license is required, that it would be available on terms acceptable to us. The resolution of claims may also divert our management resources. If we cannot adequately protect our proprietary rights, it could have a material adverse effect on our business, operating results and financial condition.

WE DEPEND ON THIRD PARTIES FOR TECHNOLOGY LICENSES, AND IF WE CANNOT OBTAIN SATISFACTORY LICENSES OUR BUSINESS COULD SUFFER.

    Some technology used in our current software and software in development includes technology licensed from third parties. These licenses generally require us to pay royalties and to fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in delays in our ability to implement solutions or in delays in the introduction of our new or enhanced solutions while we search for similar technology from alternative sources, if any, which could prove costly. Any need to implement alternative technology could prove to be very expensive for us, and any delay in solution implementation could result in a material adverse effect on the business, financial condition and results of our operations. It may also be necessary or desirable in the future to obtain additional licenses for use of third-party products in our solutions, and there can be no assurance that we will be able to do so on commercially reasonable terms, if at all.

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

WE ARE SUBJECT TO CLAIMS AND LEGAL PROCEEDINGS FROM TIME TO TIME THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

    We are subject to third party claims and are named as a defendant in legal proceedings from time to time. We may be damaged as a result of an asserted claim, and we may be required to incur substantial costs in reaching a resolution of a claim. Any such claim may also divert our management resources. A significant judgment against us in connection with any legal proceedings could have a material adverse effect on our business, financial condition and results of operations. Although we do not believe that the costs or liability that may result from the resolution of currently pending claims or legal proceedings against us will be material, there can be no assurance in this regard. See "Legal Proceedings."

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

    In the event persons engaged by us as independent contractors are determined to be employees by the Internal Revenue Service or any applicable taxing authority, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to these individuals and could become liable for amounts required to be paid or withheld in prior periods and for costs, penalties and interest thereon. In addition, we could be required to include these individuals in our employee benefit plans on a retroactive, as well as a current, basis. Furthermore, depending on the party that makes the legal challenge and the remedy sought, we could be subject to other liabilities sought by governmental authorities or private persons. During the calendar year 2000, we used approximately 75 independent contractors. Any challenge by the IRS, state authorities or private litigants resulting in a determination that these individuals are employees could have a material adverse effect on our business, financial condition and results of operations.

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

    Our primary customers are banks. Although the solutions that we currently offer have not been subject to any material, specific government regulation, the banking industry is regulated heavily, and we expect that such regulation will affect the relative demand for our solutions. While we are not directly subject to federal or state regulations specifically applicable to financial institutions, such as banks, thrifts and credit unions, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, and various state regulatory authorities typically assert the right to observe the operations of companies to which certain functions of financial institutions (such as data processing) are outsourced. These regulators may from time to time also claim the right to observe the operations of companies like us that provide software to financial institutions. In addition, financial institutions with whom we do business may from time to time require, by contract or otherwise, that evaluations of our internal controls be performed by independent auditors or by the financial institutions themselves. There can be no assurance that federal, state or foreign governmental authorities will not adopt new regulations, and any adoption of new regulations could require us to modify our current or future solutions. The adoption of laws or regulations affecting us or our customers' businesses could reduce our growth rate or could otherwise have a material adverse effect on our business, financial condition and results of operations.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD PREVENT OR DELAY POTENTIAL ACQUISITION BIDS, INCLUDING BIDS WHICH MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

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

ITEM 2. PROPERTIES.

    Our principal executive office is a leased facility with approximately 72,400 square feet of space in Dallas, Texas. The lease agreement for this space expires on May 31, 2010. We also lease approximately 20,600 square feet in Atlanta, Georgia pursuant to a lease agreement which expires on March 1, 2003, approximately 3,300 square feet in Kansas City, Missouri, pursuant to a lease agreement which expires February 28, 2002, approximately 5,300 square feet in Bedford, Texas pursuant to a lease agreement which expires September 30, 2002, approximately 3,000 square feet in Phoenix, Arizona, pursuant to a lease agreement which expires August 31, 2001, approximately 6,100 square feet in Toronto, Canada, pursuant to a lease agreement which expires November 30, 2005 and approximately 3,100 square feet in Reading, England, pursuant to a lease agreement which expires September 4, 2004. We believe that our facilities are well maintained and in good operating condition and are adequate for our present and anticipated levels of operations.

ITEM 3. LEGAL PROCEEDINGS.

    We began to develop with Knowledge Based Systems, Inc., or KBSI, our CashForecaster suite of products in 1996 pursuant to a development contract. KBSI provided the algorithm-based components for these products. This contract was the subject of a lawsuit filed in September 2000 and was pending in the United States District Court for the Northern District of Texas. On April 9, 2001, Carreker entered into a settlement agreement with KBSI and on April 11, 2001 all legal proceedings were dismissed. This settlement will not have a material adverse effect on our business, financial position or results of operations.

    We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. Although we do not believe that the cost or liability that may result from the resolution of currently pending claims or legal proceedings against us will be material, there can be no assurance in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of our stockholders during the quarterly period ended January 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock has traded on the NASDAQ National Market under the symbol "CANI" since May 20, 1998, the date of our initial public offering. At January 31, 2001, there were approximately 74 record holders of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low closing sale prices for the Common Stock, as reported by the NASDAQ National Market.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDING JANUARY 31, 2001
    January 31, 2001........................................   $39.50     $18.25
    October 31, 2000........................................    20.19      10.19
    July 31, 2000...........................................    12.06       9.00
    April 30, 2000..........................................    14.00       8.38

FISCAL YEAR ENDING JANUARY 31, 2000
    January 31, 2000........................................   $ 9.56     $ 6.25
    October 31, 1999........................................     8.25       5.19
    July 31, 1999...........................................     9.50       5.88
    April 30, 1999..........................................     7.81       4.00

    We have not paid a cash dividend on shares of our common stock since our incorporation. We currently intend to retain our earnings in the future to support operations and finance our growth and, therefore, do not intend to pay cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law and will depend upon factors such as our earning levels, capital requirements, financial condition and other factors deemed relevant by the board of directors.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following consolidated statements of operations data for each of the three years in the period ended January 31, 2001 and the consolidated balance sheet data as of January 31, 2001 and 2000 have been derived from our audited consolidated financial statements which are included elsewhere in this Report. The consolidated balance sheet data as of January 31, 1999, 1998 and 1997, and the consolidated statement of operations data for the years ended January 31, 1998 and 1997, have been derived from our audited consolidated financial statements not included in this Report. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                                                     YEAR ENDED JANUARY 31,
                                                      ----------------------------------------------------
                                                        2001       2000       1999       1998       1997
                                                      --------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Consulting fees...................................  $ 71,715   $49,725    $26,328    $21,314    $14,407
  Software license fees.............................    18,030    13,727     16,327     11,223      6,957
  Software maintenance fees.........................    11,223     6,985      5,031      4,274      3,185
  Software implementation fees......................     9,298     5,116      6,557      4,094      3,249
  Hardware and other fees...........................        --       267        774      1,876      2,737
                                                      --------   -------    -------    -------    -------
    Total revenues..................................   110,266    75,820     55,017     42,781     30,535
Cost of revenues:
  Consulting fees...................................    38,185    27,574     16,150     12,394      8,794
  Software license fees.............................     5,529     1,766      1,216      1,412      1,307
  Software maintenance fees.........................     2,897     2,511      2,387      1,923      1,780
  Software implementation fees......................     5,653     2,381      3,862      4,156      1,808
  Hardware and other fees...........................        --       208        560      1,556      1,960
                                                      --------   -------    -------    -------    -------
    Total cost of revenues..........................    52,264    34,440     24,175     21,441     15,649
                                                      --------   -------    -------    -------    -------
Gross profit........................................    58,002    41,380     30,842     21,340     14,886
                                                      --------   -------    -------    -------    -------
Operating costs and expenses:
  Selling, general and administrative...............    31,743    25,333     18,444     12,777      9,296
  Research and development..........................     6,055     4,813      4,763      3,610      1,318
  Merger related costs..............................        --        --        485         --      1,423
                                                      --------   -------    -------    -------    -------
    Total operating costs and expenses..............    37,798    30,146     23,692     16,387     12,037
                                                      --------   -------    -------    -------    -------
Income from operations..............................    20,204    11,234      7,150      4,953      2,849
Other income (expense)..............................     1,722     1,100        925         79       (375)
                                                      --------   -------    -------    -------    -------
Income before provision for income taxes............    21,926    12,334      8,075      5,032      2,474
Provision for income taxes (1)......................     8,332     4,440      2,903      2,027      1,114
                                                      --------   -------    -------    -------    -------
Net income..........................................  $ 13,594   $ 7,894    $ 5,172    $ 3,005    $ 1,360
                                                      ========   =======    =======    =======    =======
Basic earnings per share (2)........................  $   0.70   $  0.43    $  0.32    $  0.24    $  0.11
                                                      ========   =======    =======    =======    =======
Diluted earnings per share (2)......................  $   0.67   $  0.42    $  0.30    $  0.21    $  0.10
                                                      ========   =======    =======    =======    =======
Shares used in computing basic earnings per share
  (2)...............................................    19,305    18,456     16,224     12,717     12,154
                                                      ========   =======    =======    =======    =======
Shares used in computing diluted earnings per share
  (2)...............................................    20,429    18,980     17,504     14,484     13,118
                                                      ========   =======    =======    =======    =======

                                                                     YEAR ENDED JANUARY 31,
                                                      ----------------------------------------------------
                                                        2001       2000       1999       1998       1997
                                                      --------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
    investments.....................................  $ 78,505   $39,536    $20,701    $ 2,485    $ 3,895
  Working capital...................................   111,755    56,530     52,117      7,529      5,882
  Total assets......................................   148,074    82,823     68,736     21,486     17,569
  Total stockholders' equity........................   125,058    65,406     57,131      8,803      5,571

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS," ELSEWHERE IN THIS REPORT OR IN THE INFORMATION INCORPORATED BY REFERENCE IN THIS REPORT. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" INCLUDED IN THIS REPORT, AS WELL AS OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

    OUR FISCAL YEAR ENDS ON JANUARY 31. REFERENCES CONTAINED IN THIS REPORT TO A GIVEN FISCAL YEAR REFER TO THE TWELVE-MONTH PERIOD ENDED JANUARY 31 OF THE SUCCEEDING YEAR. FOR EXAMPLE, OUR FISCAL YEAR ENDED JANUARY 31, 2001 IS REFERRED TO IN THIS REPORT AS "FISCAL 2000."

OVERVIEW

    We are a leading provider of integrated consulting and software solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. We were founded in 1978 to provide consulting services to banks, and we subsequently integrated software products into our banking solutions. With our acquisition of Antinori Software, Inc. in 1997, we were able to significantly enhance our portfolio of software products. Additionally, we acquired Genisys Operations, Inc. in January 1999, Automated Integrated Solutions, Inc. in February 2000 and X-Port Software, Inc. in May 2000, each of which provided incremental added value to our product offerings. We accounted for the acquisitions of Antinori and Genisys as a pooling of interests, and accordingly we have restated our consolidated financial statements and the related notes, as well as all other consolidated financial and statistical data presented in this report, to include the financial position and results of operations of Antinori Software, Inc. and Genisys for all periods prior to and including the period ended January 31, 2001. The acquisitions of Automated Integrated Solutions and X-Port Software were accounted for as purchases.

    We derive our revenues from consulting fees, software license fees, software maintenance fees, software implementation fees and hardware and other fees. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). We enter into these contracts with our customers on a project-by-project basis.

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

    CONSULTING FEES. We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues on a percentage-of-completion basis. We recognize any anticipated losses on a fixed-price contract when estimable. Third, we may deliver consulting services pursuant to a value-pricing contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or
(2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for us to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). When fees are to be paid based on a percentage of actual revenues and/or savings, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer.

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

    SOFTWARE IMPLEMENTATION FEES. In connection with our sale of a software license, a customer may elect to purchase software implementation services and other software support services. Most of the customers that purchase software licenses from us also purchase software implementation services. We price our implementation services on a time-and-materials or on a fixed-price basis, and we recognize the related revenues as services are performed.

    HARDWARE AND OTHER FEES. We sell our computer hardware and supplies in tandem with the delivery of related services or software and on the basis of our cost plus a specified percentage. We recognize revenues upon shipment of the hardware to the customer. We sell hardware at the request of our customers but do not consider hardware sales to be a meaningful part of our business.

    In accordance with generally accepted accounting principles, we capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. These capitalized software development costs also include amounts paid for software that is purchased and that has reached technological feasibility. We amortize capitalized software development costs on the basis of each product's projected revenues or on a straight-line basis over the remaining economic life of the product, which is generally three to four years. At January 31, 2001, our capitalized software development costs, net of accumulated amortization, were $10.2 million.

RESULTS OF OPERATIONS

    The following discussion of our results of operations for the fiscal years ended January 31, 2001, 2000 and 1999 is based upon data derived from the statements of operations contained in our audited Consolidated Financial Statements appearing elsewhere in this Report. The following table sets forth this data as a percentage of total revenues.

                                                                   YEAR ENDED JANUARY 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Revenues:
  Consulting fees...........................................    65.0%       65.6%       47.9%
  Software license fees.....................................    16.4        18.1        29.7
  Software maintenance fees.................................    10.2         9.2         9.1
  Software implementation fees..............................     8.4         6.7        11.9
  Hardware and other fees...................................      --          .4         1.4
                                                               -----       -----       -----
    Total revenues..........................................   100.0       100.0       100.0
                                                               -----       -----       -----
Cost of revenues:
  Consulting fees...........................................    34.6        36.4        29.4
  Software license fees.....................................     5.0         2.3         2.2
  Software maintenance fees.................................     2.7         3.3         4.3
  Software implementation fees..............................     5.1         3.1         7.0
  Hardware and other fees...................................      --          .3         1.0
                                                               -----       -----       -----
    Total cost of revenues..................................    47.4        45.4        43.9
                                                               -----       -----       -----
Gross profit................................................    52.6        54.6        56.1
                                                               -----       -----       -----
Operating costs and expenses:
  Selling, general and administrative.......................    28.8        33.4        33.5
  Research and development..................................     5.5         6.4         8.7
  Merger related costs......................................      --          --          .9
                                                               -----       -----       -----
    Total operating costs and expenses......................    34.3        39.8        43.1
                                                               -----       -----       -----
Income from operations......................................    18.3        14.8        13.0
Other income................................................     1.6         1.5         1.7
                                                               -----       -----       -----
Income before provision for income taxes....................    19.9        16.3        14.7
Provision for income taxes..................................     7.6         5.9         5.3
                                                               -----       -----       -----
Net income..................................................    12.3%       10.4%        9.4%
                                                               =====       =====       =====

YEAR ENDED JANUARY 31, 2001 (FISCAL 2000) COMPARED TO YEAR ENDED JANUARY 31,
  2000 (FISCAL 1999)

    REVENUES. Our total revenues increased by 45.4% to $110.3 million in fiscal 2000 from $75.8 million in fiscal 1999. The increase was primarily attributable to growth in revenues from consulting fees. Revenues from consulting fees increased by 44.2% to $71.7 million in fiscal 2000 from $49.7 million in fiscal 1999. Consulting fees have increased primarily as a result of continued demand for value-priced Revenue Enhancement Services and Enterprise Solutions. Revenue Enhancement revenues increased 101.6% to $40.0 million in fiscal 2000 from $19.8 million in fiscal 1999. Enterprise Solutions increased 34.9% to $27.7 million in fiscal 2000 from $20.6 million in fiscal 1999. Value-priced engagements have a favorable reception from customers in the United States and in our foreign markets. Revenues related to value-priced opportunities tend to fluctuate period to period and are likely to fluctuate in future periods. Software license fees increased 31.3% to $18.0 million in fiscal 2000 from $13.7 million in fiscal 1999. This increase was precipitated by increased demand for our

FraudLink and eXceptions solutions. The FraudLink solution has been particularly successful in both Australia and the United Kingdom. Software maintenance fees increased 60.7% to $11.2 million in fiscal 2000 from $7.0 million in fiscal 1999. Increases in software maintenance fees have been driven by increased software license revenue along with annual rate increases. Additionally, increases in software maintenance fees have been driven by the acquisition of new software products that were already subject to annual maintenance contracts. Software implementation fees increased 81.7% to $9.3 million in fiscal 2000 from $5.1 million in fiscal 1999. The increase in software implementation fees have been driven by increased software licensing activity resulting in the growth in the number of customers requiring these services. There were no revenues from Hardware for fiscal 2000 compared to $267,000 during fiscal 1999. We sell hardware at the request of our customers, but do not consider hardware sales to be a meaningful part of our business.

    COST OF REVENUES. Cost of revenues generally consists of personnel costs, amortization of capitalized software development costs, and third-party royalties. Total cost of revenues increased by 51.8% to $52.3 million in fiscal 2000 from $34.4 million in fiscal 1999. This increase resulted primarily from an increase in the cost of revenue for consulting fees, software license fees and software implementation fees. Cost of revenues for consulting fees increased by 38.5% to $38.2 million in fiscal 2000 from $27.6 million in fiscal 1999. The increase was primarily the result of increases in personnel and personnel related costs to support the growth of the Revenue Enhancement and Enterprise Solutions practices. Cost of revenues for software licenses increased
$3.7 million to $5.5 million in fiscal 2000 from $1.8 million in fiscal 1999. The increase was primarily due to increased amortization of capitalized software costs along with increased software royalties expense. Cost of revenues for software implementation increased 137.4% to $5.7 million in fiscal 2000 from $2.4 million in fiscal 1999. The increase was primarily due to an increase in personnel cost associated with implementation, training and customer support related to these engagements. Total cost of revenues as a percentage of total revenues increased to 47.4% in fiscal 2000 from 45.4% in fiscal 1999, primarily as a result of increased amortization of capitalized software costs and third-party royalty expense along with increased personnel costs associated with software implementations.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management and software management, as well as fees for professional services and other related costs. Selling, general and administrative expenses increased by 25.3% to $31.7 million in fiscal 2000 from $25.3 million in fiscal 1999. The increase in these expenses primarily reflected the addition of sales, management and administrative staff during fiscal 2000 associated with our growth. As a percentage of revenues, selling, general and administrative expenses decreased to 28.8% in fiscal 2000 from 33.4% in fiscal 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses generally consist of personnel and related costs of developing solutions. In certain instances we have contracted with a third-party to develop our solutions. Research and development expenses increased to $6.1 million in fiscal 2000 compared to $4.8 million in fiscal 1999. Research and development expenses as a percentage of revenues decreased to 5.5% in fiscal 2000 from 6.4% in fiscal 1999. Research and development expenses as a percentage of non-consulting revenue decreased to 15.7% in fiscal 2000 from 18.4% in fiscal 1999.

    OTHER INCOME. Other income increased to $1.7 million in fiscal 2000 from $1.1 million in fiscal 1999. Other income increased as a result of higher earnings on cash and cash equivalents, and short-term investments.

    PROVISION FOR INCOME TAXES. Income tax provision increased to $8.3 million in fiscal 2000 from $4.4 million in fiscal 1999, reflecting an effective tax rate of 38% and 36% for fiscal 2000 and fiscal 1999, respectively. Increases in the estimated annual effective rate resulted from increased state taxes and also increased non-deductibility of certain expenses.

YEAR ENDED JANUARY 31, 2000 (FISCAL 1999) COMPARED TO YEAR ENDED JANUARY 31,
  1999 (FISCAL 1998)

    REVENUES. Our total revenues increased by 37.8% to $75.8 million in fiscal 1999 from $55.0 million in fiscal 1998. The increase was primarily attributable to growth in revenues from consulting services. Revenues from consulting services increased by 88.9% to $49.7 million in fiscal 1999 from $26.3 million in fiscal 1998. This increase reflected the startup of our Enterprise Solutions consulting practice and continued growth of our value priced Revenue Enhancement practice which generated $9.6 million and $9.4 million, respectively, of the $23.4 million increase as well as continued demand for our services. Software license revenues decreased 15.9% to $13.7 million in fiscal 1999 from $16.3 million in fiscal 1998. Software maintenance revenue increased 37.1% to $6.9 million in fiscal 1999 from $5.0 million in fiscal 1998. Software maintenance growth resulted from growth in licenses sold in the prior fiscal year, rate increases under existing contracts and from renewals of previously terminated agreements due to Year 2000 concerns by clients. Software implementation revenues decreased by 22.0% to $5.1 million in fiscal 1999 from $6.6 million in fiscal 1998. Decreases in software license revenues were precipitated by customer decisions to delay software purchases due to concerns over Year 2000, and delayed purchase decisions due to our announced roll out plan for our new research and adjustment product. Decreases in software implementation revenue resulted from decreases in license sales. Hardware sales decreased 65.5% to $267,000 in fiscal 1999 from $774,000 in fiscal 1998. This decrease was primarily due to reduced requests by customers for bundled hardware and license deliveries.

    COST OF REVENUES. Cost of revenues generally consists of personnel costs, amortization of capitalized software development costs, third-party royalties and cost of hardware delivered. Total cost of revenues increased by 42.5% to $34.4 million in fiscal 1999 from $24.2 million in fiscal 1998. This increase resulted primarily from an increase in the cost of revenues in consulting services and software maintenance. Cost of revenues for consulting services increased by 70.7% to $27.6 million in fiscal 1999 from $16.2 million in fiscal 1998, which was a result primarily of increases in personnel to support the growth of the Enterprise Solutions consulting practice. Cost of revenues for software licenses increased by 45.2% to $1.8 million in fiscal 1999 from $1.2 million in fiscal 1998. Increases in cost of license fees resulted from an increase of 162.5% in amortization costs, to $1.2 million in fiscal 1999 from $453,000 in fiscal 1998, generated from previously capitalized software. Cost of revenues of software maintenance increased by 5.2% to $2.5 million in fiscal 1999 from $2.4 million in fiscal 1998. Cost of revenues for software implementation decreased 38.3% to $2.4 million in fiscal 1999 from $3.9 million in fiscal 1998. Decreases in implementation costs resulted principally from lower staffing levels to accomplish fewer implementations sold. Cost of revenues for hardware sales decreased 62.9% to $208,000 in fiscal 1999 from $560,000 in fiscal 1998 due to reduced hardware sales levels. Total cost of revenues as a percentage of total revenues increased to 45.4% in fiscal 1999 from 43.9% in fiscal 1998, as a result of increases in staff to facilitate growth in consulting efforts and increases in software amortization costs. Cost of revenues for consulting and management service fees as a percentage of revenues from consulting fees declined to 55.5% in fiscal 1999 from 61.3% in fiscal 1998 due to improved margins on consulting efforts and value priced engagements.

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

    RESEARCH AND DEVELOPMENT. Research and development expenses generally consist of personnel and related costs of developing solutions. In certain instances we have contracted with a third-party to develop our solutions. Research and development expenses remained constant at $4.8 million in fiscal 1999 compared to $4.8 million in fiscal 1998. Research and development expenses as a percentage of revenues decreased to 6.4% in fiscal 1999 from 8.7% in fiscal 1998. Research and development expenses as a percentage of non-consulting revenue increased to 18.4% in fiscal 1999 from 16.6% in fiscal 1998.

    OTHER INCOME. Other income increased to $1.1 million in fiscal 1999 from $925,000 in fiscal 1998. Other income increased as a result of earnings on cash and cash equivalents.

    PROVISION FOR INCOME TAXES. Income tax provision increased to $4.4 million in fiscal 1999 from $2.9 million in fiscal 1998, reflecting an effective tax rate of 36% for fiscal 1999 and fiscal 1998.

SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth unaudited quarterly data for each of our last eight quarters ended January 31, 2001. The data has been derived from our unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as any indication of future performance.

                                                                             THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                            JAN 31,    OCT 31,    JULY 31,   APR 30,    JAN 31,    OCT 31,    JULY 31,   APR 30,
                                              2001       2000       2000       2000       2000       1999       1999       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
Consulting fees...........................  $19,219    $17,620    $21,766    $13,110    $13,290    $15,072    $13,039    $ 8,324
Software license fees.....................    6,273      5,712      1,872      4,173      5,180      2,692      2,762      3,093
Software maintenance fees.................    3,258      2,970      2,713      2,282      2,042      1,677      1,764      1,502
Software implementation fees..............    2,037      2,455      2,311      2,495      1,050      1,391      1,232      1,443
Hardware and other fees...................       --         --         --         --         36         34         75        122
                                            -------    -------    -------    -------    -------    -------    -------    -------
  Total revenues..........................   30,787     28,757     28,662     22,060     21,598     20,866     18,872     14,484

Cost of revenues:
Consulting fees...........................   10,042      9,658      9,912      8,573      8,097      8,044      6,162      5,271
Software license fees.....................    1,520      1,602      1,264      1,143        524        394        380        468
Software maintenance fees.................      764        800        798        535        487        689        671        664
Software implementation fees..............    1,614      1,583      1,239      1,217        385        542        808        646
Hardware and other fees...................       --         --         --         --         24         23         60        101
                                            -------    -------    -------    -------    -------    -------    -------    -------
  Total cost of revenues..................   13,940     13,643     13,213     11,468      9,517      9,692      8,081      7,150
                                            -------    -------    -------    -------    -------    -------    -------    -------
Gross profit..............................   16,847     15,114     15,449     10,592     12,081     11,174     10,791      7,334
                                            -------    -------    -------    -------    -------    -------    -------    -------
Operating costs and expenses:
Selling, general and administrative.......    7,508      7,816      8,821      7,598      7,494      6,907      6,114      4,818
Research and development..................    2,001      1,625      1,445        984        826      1,313      1,356      1,318
                                            -------    -------    -------    -------    -------    -------    -------    -------
  Total operating costs and expenses......    9,509      9,441     10,266      8,582      8,320      8,220      7,470      6,136
                                            -------    -------    -------    -------    -------    -------    -------    -------
Income from operations....................    7,338      5,673      5,183      2,010      3,761      2,954      3,321      1,198
Other income (expense)....................      646        330        374        372        320        223        316        241
                                            -------    -------    -------    -------    -------    -------    -------    -------
Income before provision for income
  taxes...................................    7,984      6,003      5,557      2,382      4,081      3,177      3,637      1,439
Provision for income taxes................    3,034      2,281      2,112        905      1,469      1,144      1,351        476
                                            -------    -------    -------    -------    -------    -------    -------    -------
Net income................................  $ 4,950    $ 3,722    $ 3,445    $ 1,477    $ 2,612    $ 2,033    $ 2,286    $   963
                                            =======    =======    =======    =======    =======    =======    =======    =======
Basic earnings per share..................  $  0.23    $  0.20    $  0.19    $  0.08    $  0.14    $  0.11    $  0.12    $  0.05
                                            =======    =======    =======    =======    =======    =======    =======    =======
Diluted earnings per share................  $  0.22    $  0.19    $  0.18    $  0.08    $  0.14    $  0.11    $  0.12    $  0.05
                                            =======    =======    =======    =======    =======    =======    =======    =======
Shares used in computing basic earnings
  per share...............................   21,345     18,825     18,549     18,499     18,456     18,499     18,477     18,369
                                            =======    =======    =======    =======    =======    =======    =======    =======
Shares used in computing diluted earnings
  per share...............................   22,795     20,036     19,417     19,467     18,980     18,963     19,078     18,843
                                            =======    =======    =======    =======    =======    =======    =======    =======

    Our quarterly results may vary significantly depending primarily on factors, such as:

    - the extent and timing of revenues recognized, particularly in light of our historical tendency to have a disproportionately large portion of our contract signings near the end of each quarter;

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

    - the extent of customers' international expansion; and

    - general economic conditions.

Because of the above factors, the results of any particular quarter may not be indicative of the results for the full year. There can be no assurance that we will continue to experience growth in revenues and earnings.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations and cash expenditures primarily with cash generated from operating activities. As of January 31, 2001, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of changes in working capital. Changes in working capital, especially accounts receivable, accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

    During fiscal 2000, we generated operating cash of $11.2 million. Operating cash was generated principally through net income before non-cash charges for amortization of capitalized software, depreciation and amortization of property and equipment, the tax benefit from stock option exercises and through a net increase in accounts payable and accrued expenses along with deferred revenue. Due to negotiated payment terms associated with some sales, accounts receivable increased using $14.9 million of cash provided by operations. During fiscal 1999, we generated $14.1 million of cash flow from operating activities principally through net income before non-cash charges for amortization of capitalized software, depreciation and amortization of property and equipment and through a net increase of accounts payable and accrued expenses. At
January 31, 2001 and 2000, we had working capital of $111.8 million and $56.5 million, respectively.

    Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days sales outstanding (DSO) with a comparative column which adds reimbursed expenses to the revenue portion of the computation. Reimbursed expenses are travel and out of pocket expenses, which are not considered revenue but are included in outstanding receivables.

QUARTER ENDED                              DSO      DSO INCLUDING EXPENSE REIMBURSEMENTS
-------------                              ---      ------------------------------------
January 31, 2001.......................    131                      119
October 31, 2000.......................    120                      108
July 31, 2000..........................    123                      112
April 30, 2000.........................    142                      128
January 31, 2000.......................    131                      119

    Cash used in investing activities during fiscal 2000 was $11.1 million, and was primarily related to the purchase of two companies, Automated Integrated Solutions, Inc. and X-Port Software, Inc., along with purchases of property and equipment. Cash used in investing activities during fiscal 1999 was

$8.5 million, and was primarily related to purchases of property and equipment of $3.5 million, and purchases and development of capitalized software of $4.3 million.

    Cash generated through financing activities for fiscal 2000 of $37.0 million resulted primarily from proceeds of our public offering completed November 3, 2000 for $31.5 million after deducting costs of the offering, and $6.6 million resulting from the exercise of stock options. Cash generated through financing activities for fiscal 1999 was not significant.

    Our future liquidity and capital requirements will depend upon numerous factors. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).
SFAS 133, as amended, was effective for us beginning February 1, 2001. We do not currently utilize derivative financial instruments. Therefore, the adoption of SFAS 133 did not have a material impact on our results of operations or financial position.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the "Staff") on applying generally accepted accounting principals to revenue recognition in financial statements. The application of SAB 101, as amended, did not have a material impact on our financial position or results of operations.

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

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at January 31, 2001 and 2000 was 4.5% and 4.7%, respectively. Amortized cost of short-term investments held at January 31, 2001 and 2000 was $15.4 million and $13.6 million, respectively, which approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              CARREKER CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........     38

Consolidated Balance Sheets as of January 31, 2001 and
  2000......................................................     39

Consolidated Statements of Operations for the years ended
  January 31, 2001, 2000 and 1999...........................     40

Consolidated Statements of Stockholders' Equity for the
  years ended January 31, 2001, 2000 and 1999...............     41

Consolidated Statements of Cash Flows for the years ended
  January 31, 2001, 2000 and 1999...........................     42

Notes to Consolidated Financial Statements..................     43

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Carreker Corporation

    We have audited the accompanying consolidated balance sheets of Carreker Corporation (the Company), as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carreker Corporation at January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Dallas, Texas
March 7, 2001 (except for Note 11,
as to which the date is April 11, 2001)

                              CARREKER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $ 63,098   $25,973
  Short-term investments....................................    15,407    13,563
  Accounts receivable, net of allowance of $580 and $1,357
    at January 31, 2001 and 2000, respectively..............    44,746    30,843
  Federal income tax receivable.............................     5,372        --
  Prepaid expenses and other current assets.................     2,554       733
  Deferred income taxes.....................................       678       831
                                                              --------   -------
Total current assets........................................   131,855    71,943
Property and equipment, net of accumulated depreciation of
  $7,305 and $4,809 at January 31, 2001 and 2000,
  respectively..............................................     5,888     4,197
Software costs capitalized, net of accumulated amortization
  of $8,711 and $4,889 at January 31, 2001 and 2000,
  respectively..............................................    10,222     6,349
Deferred income taxes.......................................        29       179
Other assets................................................        80       155
                                                              --------   -------
Total assets................................................  $148,074   $82,823
                                                              ========   =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  3,521   $ 2,089
  Accrued compensation and benefits.........................     1,925     2,030
  Other accrued expenses....................................     3,902     2,583
  Note payable..............................................       880        --
  Income taxes payable......................................       862     2,310
  Deferred revenue..........................................     9,010     6,401
                                                              --------   -------
Total current liabilities...................................    20,100    15,413
Deferred income taxes.......................................     2,916     2,004
Commitments and contingencies...............................
Stockholders' equity
  Preferred stock, $.01 par value: 2,000 shares authorized;
    no shares issued or outstanding.........................        --        --
  Common stock, $.01 par value: 100,000 shares authorized;
    21,720 and 18,540 shares issued at January 31, 2001 and
    2000, respectively......................................       217       185
  Additional paid-in capital................................    90,873    44,564
  Deferred compensation.....................................        --      (183)
  Retained earnings.........................................    34,440    20,846
  Less treasury stock, at cost: 18 and 1 common shares as of
    January 31, 2001 and 2000, respectively.................      (472)       (6)
                                                              --------   -------
Total stockholders' equity..................................   125,058    65,406
                                                              --------   -------
Total liabilities and stockholders' equity..................  $148,074   $82,823
                                                              ========   =======

                            See accompanying notes.

                              CARREKER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Consulting fees...........................................  $71,715    $49,725    $26,328
  Software license fees.....................................   18,030     13,727     16,327
  Software maintenance fees.................................   11,223      6,985      5,031
  Software implementation fees..............................    9,298      5,116      6,557
  Hardware and other fees...................................       --        267        774
                                                              -------    -------    -------
    Total revenues..........................................  110,266     75,820     55,017
Cost of revenues:
  Consulting fees...........................................   38,185     27,574     16,150
  Software license fees.....................................    5,529      1,766      1,216
  Software maintenance fees.................................    2,897      2,511      2,387
  Software implementation fees..............................    5,653      2,381      3,862
  Hardware and other fees...................................       --        208        560
                                                              -------    -------    -------
    Total cost of revenues..................................   52,264     34,440     24,175
                                                              -------    -------    -------
Gross profit................................................   58,002     41,380     30,842
                                                              -------    -------    -------
Operating costs and expenses:
  Selling, general and administrative.......................   31,743     25,333     18,444
  Research and development..................................    6,055      4,813      4,763
  Merger related costs......................................       --         --        485
                                                              -------    -------    -------
    Total operating costs and expenses......................   37,798     30,146     23,692
                                                              -------    -------    -------
Income from operations......................................   20,204     11,234      7,150
Other income (expense):
  Interest income, net......................................    1,959      1,164        925
  Other income (expense):...................................     (237)       (64)        --
                                                              -------    -------    -------
    Total other income (expense)............................    1,722      1,100        925
                                                              -------    -------    -------
Income before provision for income taxes....................   21,926     12,334      8,075
Provision for income taxes..................................    8,332      4,440      2,903
                                                              -------    -------    -------
Net income..................................................  $13,594    $ 7,894    $ 5,172
                                                              =======    =======    =======
Basic earnings per share....................................  $  0.70    $  0.43    $  0.32
                                                              =======    =======    =======
Diluted earnings per share..................................  $  0.67    $  0.42    $  0.30
                                                              =======    =======    =======
Shares used in computing basic earnings per share...........   19,305     18,456     16,224
                                                              =======    =======    =======
Shares used in computing diluted earnings per share.........   20,429     18,980     17,504
                                                              =======    =======    =======

                            See accompanying notes.

                              CARREKER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   COMMON STOCK       ADDITIONAL                                TREASURY STOCK          TOTAL
                                -------------------    PAID-IN       DEFERRED      RETAINED   -------------------   STOCKHOLDERS'
                                 SHARES     AMOUNT     CAPITAL     COMPENSATION    EARNINGS    SHARES     AMOUNT       EQUITY
                                --------   --------   ----------   -------------   --------   --------   --------   -------------
Balance at January 31, 1998...   13,247      $132      $ 2,155         $(754)      $ 7,780       367      $(510)      $  8,803
Adjustment of shares issued to
  Antinori
  Software shareholders.......     (141)       (1)           1            --            --        --         --             --
Common shares subject to
  put.........................       --        --        2,000            --            --        --         --          2,000
Director option grant.........       --        --          100          (100)           --        --         --             --
Sale of stock.................    3,650        37       35,800            --            --        --         --         35,837
Compensation earned under
  employee/ director stock
  option plans................       --        --           --           286            --        --         --            286
Purchases of treasury stock...       --        --           --            --            --        11        (15)           (15)
Issuance of shares of common
  stock upon exercises of
  stock options...............    1,598        16        3,100            --            --      (378)       525          3,641
Tax benefit from exercises of
  stock options...............       --        --        1,407            --            --        --         --          1,407
Net income....................       --        --           --            --         5,172        --         --          5,172
                                 ------      ----      -------         -----       -------      ----      -----       --------
  Balance at January 31,
    1999......................   18,354       184       44,563          (568)       12,952        --         --         57,131

Director option grant.........       --        --           28           (28)           --        --         --             --
Termination of restricted
  stock grant.................      (23)       --          (80)           80            --        --         --             --
Compensation earned under
  employee/ director stock
  option plans................       --        --           --           333            --        --         --            333
Purchases of treasury stock...       --        --           --            --            --        89       (574)          (574)
Issuance of shares of common
  stock upon exercises of
  stock options...............      209         1         (322)           --            --       (88)       568            247
Tax benefit from exercises of
  stock options...............       --        --          375            --            --        --         --            375
Net income....................       --        --           --            --         7,894        --         --          7,894
                                 ------      ----      -------         -----       -------      ----      -----       --------
  Balance at January 31,
    2000......................   18,540       185       44,564          (183)       20,846         1         (6)        65,406

Director option grant.........       --        --           78           (78)           --        --         --             --
Sale of stock.................    2,000        20       31,436            --            --        --         --         31,456
Compensation earned under
  employee/ director stock
  option plans................       --        --           --           261            --        --         --            261
Purchases of treasury stock...       --        --           --            --            --        18       (472)          (472)
Issuance of shares of common
  stock upon exercises of
  stock options...............    1,180        12        6,612            --            --        (1)         6          6,630
Tax benefit from exercises of
  stock options...............       --        --        8,183            --            --        --         --          8,183
Net income....................       --        --           --            --        13,594        --         --         13,594
                                 ------      ----      -------         -----       -------      ----      -----       --------
  Balance at January 31,
    2001......................   21,720      $217      $90,873         $  --       $34,440        18      $(472)      $125,058
                                 ======      ====      =======         =====       =======      ====      =====       ========

                            See accompanying notes.

                              CARREKER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Operating Activities:
  Net income................................................  $ 13,594   $ 7,894    $  5,172
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization of property and
      equipment.............................................     2,591     1,997       1,277
    Amortization of software costs capitalized..............     3,822     1,189         453
    Compensation earned under employee/director stock option
      plan..................................................       261       333         286
    Tax benefit from exercises of stock options.............     8,183       375       1,407
    Deferred income taxes...................................      (258)      757        (199)
    Provision for doubtful accounts.........................       986       587         708
    Loss on sale of assets..................................        24        --          --
    Changes in operating assets and liabilities
      Accounts receivable...................................   (14,889)   (3,826)    (15,073)
      Prepaid expenses and other assets.....................    (1,133)     (172)        324
      Accounts payable and accrued expenses.................     2,285     2,996      (1,115)
      Income taxes payable/receivable.......................    (6,820)      910       1,599
      Deferred revenue......................................     2,571     1,053         468
                                                              --------   -------    --------
Net cash provided by (used in) operating activities.........    11,217    14,093      (4,693)
Investing Activities:
  Purchases of short-term investments.......................   (36,540)   (6,016)    (12,800)
  Sales and maturities of short-term investments............    34,696     5,302           1
  Acquisition of AIS and XPORT, net of cash acquired........    (5,268)       --          --
  Purchases of property and equipment.......................    (3,095)   (3,521)     (2,286)
  Computer software costs capitalized.......................      (928)   (4,259)     (1,469)
                                                              --------   -------    --------
Net cash used in investing activities.......................   (11,135)   (8,494)    (16,554)
Financing Activities:
  Purchases of treasury stock...............................      (466)     (574)        (15)
  Proceeds from exercises of stock options..................     6,624       247       3,641
  Proceeds from sale of stock...............................    31,456        --      35,837
  Payments on notes payable.................................      (571)       --          --
                                                              --------   -------    --------
Net cash provided by (used in) financing activities.........    37,043      (327)     39,463
                                                              --------   -------    --------
Net increase in cash and cash equivalents...................    37,125     5,272      18,216
Cash and cash equivalents at beginning of year..............    25,973    20,701       2,485
                                                              --------   -------    --------
Cash and cash equivalents at end of year....................  $ 63,098   $25,973    $ 20,701
                                                              ========   =======    ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $     64   $    14    $     45
                                                              ========   =======    ========
  Cash paid for income taxes, net...........................  $  7,198   $ 2,357    $    126
                                                              ========   =======    ========
Non-cash financing activities:
  Internal use software financed through issuance of note
    payable.................................................     1,451        --          --
                                                              ========   =======    ========

                             See accompanying notes

                              CARREKER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Carreker Corporation ("the Company") is a leading provider of consulting and software solutions to the banking industry. The Company's solutions include comprehensive service offerings coupled with a broad array of state-of-the-art, proprietary software products, which have been designed to address the unique requirements of the banking industry. These solutions are designed to improve the competitiveness of a bank's financial performance and operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES

    PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

    Certain prior year amounts have been reclassified to conform to the current year presentation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts and shares in a demand money market account comprised of domestic and foreign commercial paper, certificates of deposit and U.S. government obligations which are maintained with nationally recognized financial institutions.

    SHORT-TERM INVESTMENTS

    The Company considers investments with maturities of greater than three months when purchased to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates their designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of January 31, 2001, substantially all of the Company's short-term investments mature in less than one year.

    ACCOUNTS RECEIVABLE

    A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains an allowance for losses based upon the expected collectibility of all accounts receivable. Write-offs of receivables during the three years ended January 31, 2001, 2000 and 1999 were $1,763,000, $502,000 and $64,000, respectively.

    Accounts receivable include unbilled amounts that represent receivables for work performed for which billings upon mutual agreement have not been presented to the customers. These receivables are generally billed and collected within one year of completion of the service. Accounts receivable include $24,055,000 and $15,064,000 of unbilled receivables at January 31, 2001 and 2000, respectively.

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

                                                                JANUARY 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Furniture.................................................  $ 4,304    $ 3,937
Equipment.................................................    8,204      4,610
Leasehold improvements....................................      685        459
                                                            -------    -------
  Total cost..............................................   13,193      9,006
Less accumulated depreciation and amortization............   (7,305)    (4,809)
                                                            -------    -------
  Net property and equipment..............................  $ 5,888    $ 4,197
                                                            =======    =======

    SOFTWARE COSTS CAPITALIZED

    The Company capitalizes software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (i) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three to four years). The Company capitalized, excluding software acquired through business combinations, $928,000, $4,259,000, and $1,469,000 and recorded amortization relating to software development costs capitalized of $3,822,000, $1,189,000, and $453,000 in the years ended January 31, 2001, 2000 and 1999, respectively.

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

    Revenue generated from consulting services contracts is recognized as services are performed. Revenue generated from value-priced consulting services is recognized at the completion of all services and the actual fee to be paid has been agreed to by the customer. Billings for value priced consulting services may be delayed by mutual agreement for periods generally not to exceed twelve months.

    Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management.

    Maintenance contract revenue is recognized ratably over the term of the related contract. Revenue from computer hardware sales is recognized upon shipment.

    Revenues for agreements that include one or more elements to be delivered at a future date are recognized based on the relative fair value of those elements determined using vendor-specific objective evidence. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered or their fair values have been determined.

    In connection with software license agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of the software. Approximately $1,914,000, $577,000 and $746,000 of royalty expense was recorded under these agreements in the years ended January 31, 2001, 2000 and 1999, respectively.

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

    RISKS AND UNCERTAINTIES

    The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, customer concentration, fluctuations in our operating results, use of fixed-price or value-priced arrangements, lack of long term agreements, ability to gain market acceptance, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, our ability to increase usage software license fees over lump sum software license fees, ability to attract and retain qualified personnel, competition, potential strategic alliances and acquisitions, proprietary rights, claims and legal proceedings, international operations, use of independent contractors, changing government and tax regulations, and anti-takeover provisions in our charter.

    USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).
SFAS 133, as amended, was effective for the Company beginning February 1, 2001. The Company does not currently utilize derivative financial instruments. Therefore, the adoption of SFAS 133 did not have a material impact on the Company's results of operations or financial position.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the "Staff") on applying generally accepted accounting principals to revenue recognition in financial statements. The application of SAB 101, as amended, did not have a material impact on the Company's financial position or results of operations.

3. BUSINESS COMBINATIONS

    On January 29, 1999, the Company acquired all the outstanding common shares of Genisys Operations, Inc. ("Genisys") from the shareholders of Genisys in exchange for 1,240,000 shares of the Company's common stock. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the financial position and results of operations of Genisys for all periods presented. During the year ended January 31, 1999, the Company recorded charges of $485,000 in connection with the Genisys merger. These charges consisted of legal, accounting and other fees.

    On February 10, 2000, the Company acquired all of the outstanding stock of Automated Integrated Solutions, Inc., an Ontario Company ("AIS") for
$2.3 million in cash and additional cash payments to AIS shareholders of up to $2.0 million based on achievement of specified revenue targets over three years. The transaction was accounted for as a purchase transaction with $2.3 million of the purchase price allocated to capitalized software which will be amortized over a four-year period.

    On May 29, 2000, the Company acquired all of the outstanding stock of X-Port Software, Inc., an Ontario Company ("X-Port") for $3.0 million in cash. The transaction was accounted for as a purchase transaction with approximately
$3.0 million of the purchase price allocated to capitalized software which will be amortized over a four-year period.

    In connection with the acquisition of X-Port, the Company entered into a separate agreement with the former owner of X-Port for consulting and development services through 2003. The payments for consulting total $616,000 over the three-year period and the development services fees total $1.0 million with an additional $400,000 if certain project milestones are met.

4. PUBLIC OFFERING OF STOCK

    On November 3, 2000, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 relating to the Company's public offering of 2,000,000 shares of common stock, at a price of $17.00 per share. In connection with this offering, existing stockholders sold an additional 3,175,000 shares. The $31,456,000 of net proceeds (which include $555,000 of offering expenses) that the Company received will be used for working capital, general corporate purposes and possible future acquisitions.

5. PROVISION FOR INCOME TAXES

    The Company's provision for income taxes consists of the following (in thousands):

                                                          YEAR ENDED JANUARY 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
Federal:
  Current...........................................   $7,744     $3,278     $2,802
  Deferred..........................................     (294)       714       (188)
                                                       ------     ------     ------
                                                        7,450      3,992      2,614
State:
  Current...........................................      899        404        300
  Deferred..........................................      (17)        44        (11)
                                                       ------     ------     ------
                                                          882        448        289
                                                       ------     ------     ------
                                                       $8,332     $4,440     $2,903
                                                       ======     ======     ======

    The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision for income taxes as follows (in thousands):

                                                          YEAR ENDED JANUARY 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
Income tax expense at statutory rate................   $7,674     $4,193     $2,744
State income taxes, net of U.S. federal benefit.....      567        399        195
Tax exempt interest income..........................     (306)      (307)      (273)
Nondeductible expenses..............................      371         28        172
Other, net..........................................       26        127         65
                                                       ------     ------     ------
Provision for income taxes..........................   $8,332     $4,440     $2,903
                                                       ======     ======     ======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                 YEAR ENDED
                                                                 JANUARY 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Deferred tax assets:
  Cash to accrual adjustment...............................  $    --     $  102
  Accruals not currently deductible........................      469        373
  Stock compensation.......................................       --        202
  Allowance for doubtful accounts..........................      209        495
  Other....................................................       --         65
                                                             -------     ------
Total deferred tax assets..................................      678      1,237
Deferred tax liabilities:
  Depreciation of property and equipment...................      146         63
  Capitalized software costs...............................    2,741      2,168
                                                             -------     ------
Total deferred tax liabilities.............................    2,887      2,231
                                                             -------     ------
Net deferred tax liabilities...............................  $(2,209)    $ (994)
                                                             =======     ======

6. BENEFIT PLANS

    STOCK OPTION PLANS

    Effective October 7, 1994, the Company adopted the 1994 Long Term Incentive Plan (the Long Term Incentive Plan) under which officers and employees may be granted awards in the form of incentive stock options, non-qualified stock options and restricted shares. The exercise price per share for the common stock issued pursuant to incentive stock options under the Long Term Incentive Plan shall be no less than 100% of the fair market value on the date the option is granted. The exercise price per share for non-qualified stock options under the Long Term Incentive Plan may be determined by the Compensation Committee of the Company's Board of Directors (the Committee), but may not be less than the par value of the shares. Options granted under the Long Term Incentive Plan become exercisable and vest as determined by the Committee. To date, options granted under the Long Term Incentive Plan fully vest within four years from the date of grant. The term of each option granted under the Long Term Incentive Plan shall be as the Committee determines, but in no event shall any option have a term of longer than ten years from the date of grant. Options may be granted pursuant to the Long Term Incentive Plan indefinitely, unless the Board of Directors terminates the Long Term Incentive Plan.

    On January 31, 1998, the Committee issued 84,700 shares of restricted stock with a fair market value of $8.90 per share to certain key employees under the Company's Long Term Incentive Plan. Holders of restricted stock retain all rights of a stockholder, except the shares cannot be sold until they vest. Upon employee termination, all unvested shares are forfeited to the Company. On December 15, 1999, 23,100 shares were forfeited due to an employee termination. The remaining restricted shares vested in full on January 31, 2001. At
January 31, 2001, 2000 and 1999, there was deferred compensation related to the restricted shares totaling $0, $183,000, and $503,000, respectively. The deferred compensation was charged to expense ratably over the vesting period.

    The Company has a Director Stock Option Plan (the Director Plan) under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of the Company's Common Stock at prices determined by the Committee. Options granted under the Director Plan expire fifteen years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. Each option granted shall become exercisable one year from the date of the agreement or in one or more installments as determined by the Committee and as provided in the applicable stock option agreement. All shares issued and options granted pursuant to the Director Plan are subject to restriction agreements. During the years ended January 31, 2001, 2000 and 1999, options to purchase 15,557 shares, 9,168 shares and 17,790 shares, respectively, of common stock were granted to Directors. The exercise price was set at 50% of the fair market value on the grant date. As a result, the Company recorded deferred compensation at the dates of grant during the years ended January 31, 2001, 2000 and 1999 of $77,500, $27,500, and
$100,026, respectively, to be expensed ratably over a one-year vesting period. At January 31, 2001, there was no deferred compensation related to the Director options.

    Stock option transactions under all plans for the years ended January 31, 2001, 2000 and 1999, are as follows (in thousands, except per share amounts):

                                                         2001                  2000                  1999
                                                  -------------------   -------------------   -------------------
                                                             WEIGHTED              WEIGHTED              WEIGHTED
                                                   NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER    AVERAGE
                                                     OF      EXERCISE      OF      EXERCISE      OF      EXERCISE
                                                  OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                  --------   --------   --------   --------   --------   --------
Options outstanding at beginning of year........    3,042     $ 6.47     3,573      $6.19       4,230     $3.96
  Granted.......................................    1,152      12.50       194       6.47       1,378      6.91
  Exercised.....................................   (1,200)      5.53      (297)       .84      (1,975)     1.87
  Forfeited.....................................     (130)      9.71      (428)      8.02         (60)     8.21
                                                   ------                -----                 ------
Options outstanding at end of year..............    2,864       9.14     3,042       6.47       3,573      6.19
                                                   ======                =====                 ======
Options exercisable at end of year..............      932                1,573                  1,221
Weighted average grant-date fair value of
  options granted during the year...............              $ 8.64                $4.55                 $5.26
                                                              ======                =====                 =====

    Information related to options outstanding at January 31, 2001, is summarized below (in thousands, except per share amounts):

                              OPTIONS        WEIGHTED AVERAGE      WEIGHTED          OPTIONS           WEIGHTED
                           OUTSTANDING AT       REMAINING          AVERAGE        EXERCISABLE AT       AVERAGE
RANGE OF EXERCISE PRICE   JANUARY 31, 2001   CONTRACTUAL LIFE   EXERCISE PRICE   JANUARY 31, 2001   EXERCISE PRICE
-----------------------   ----------------   ----------------   --------------   ----------------   --------------
 $0.85 to $5.81                    761             6.92             $ 4.81               361            $ 3.75
 $6.00 to $9.88                  1,266             7.78               8.75               515              8.82
 $10.13 to $17.00                  796             9.07              13.14                56             10.54
 $23.06 to $26.19                   41             9.83              23.87                --                --
                                 -----                                                   ---
                                 2,864                                                   932
                                 =====                                                   ===

    As of January 31, 2001, the Company has reserved for issuance under the Long Term Incentive Plan 3,705,207 shares of common stock, of which 2,811,393 shares are subject to currently outstanding options to employees, 13,444 shares are subject to currently outstanding options to directors, and 880,370 shares are reserved for future awards. As of January 31, 2001, the Company has reserved for issuance under the Director Plan 96,981 shares of Common Stock, of which 38,682 shares are subject to currently outstanding options, and 58,299 shares are reserved for future awards.

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock options is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the option's vesting period. During the years ended January 31, 2001, 2000 and 1999, total compensation expense recorded relating to employee and director stock options was $260,362, $332,447 and $286,359, respectively.

    Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model assuming volatility of .846 in 2001, .862 in 2000 and 1.045 in 1999, and the following assumptions for 2001, 2000 and 1999, respectively: weighted-average risk free interest rate of 6.2%, 5.6% and 5.3%, no dividends, and a weighted average expected life of 4.5 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Pro forma net income........................................  $10,970     $6,051     $3,710
                                                              =======     ======     ======
Basic pro forma earnings per share..........................  $  0.57     $ 0.33     $ 0.23
                                                              =======     ======     ======
Diluted pro forma earnings per share........................  $  0.54     $ 0.32     $ 0.21
                                                              =======     ======     ======

    The pro forma disclosures only include the effect of options granted subsequent to January 31, 1995. Accordingly, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus is not indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

    PROFIT SHARING PLAN

    The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company. Effective February 1, 1999, employees of Genisys became eligible to participate in the Company plan. Employer matching contributions amounted to $1,268,000, $792,000 and $616,000 in 2001, 2000 and 1999, respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contribution was made during 2001, 2000, or 1999.

    Through January 31, 1999, employees of Genisys had a separate profit sharing plan pursuant to Section 401(k) of the Code, whereby participants could contribute a percentage of compensation not in excess of the maximum allowed under the Code. Employer matching and additional contributions are discretionary and amounted to $105,000 under the Genisys plan for the year ended January 31, 1999.

    BONUS PLAN

    The Company pays discretionary bonuses to key employees based primarily on Company profitability and the extent to which individuals meet agreed-upon objectives for the year. The Company recorded bonus expense of approximately $2,938,000, $2,132,000, and $513,000 in 2001, 2000 and 1999, respectively.

7. LEASE COMMITMENTS

    The Company leases office facilities and certain equipment under operating leases for various periods. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense under operating leases for 2001, 2000 and 1999 was approximately $2,664,000, $1,826,000, and

$1,038,000, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows (in thousands):

Year ending January 31:

2002........................................................  $ 2,504
2003........................................................    2,322
2004........................................................    1,958
2005........................................................    1,890
2006 and thereafter.........................................    8,984
                                                              -------
Total.......................................................  $17,658
                                                              =======

8. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Basic earnings per share:
  Net income................................................  $13,594    $ 7,894    $ 5,172
                                                              =======    =======    =======
  Weighted average shares outstanding.......................   19,305     18,456     16,224
                                                              =======    =======    =======
  Basic earnings per share..................................  $  0.70    $  0.43    $  0.32
                                                              =======    =======    =======
Diluted earnings per share:
  Net income................................................  $13,594    $ 7,894    $ 5,172
                                                              =======    =======    =======
  Weighted average shares outstanding.......................   19,305     18,456     16,224
  Assumed conversion of employee stock options..............    1,124        524      1,280
                                                              -------    -------    -------
  Shares used in diluted earnings per share calculation.....   20,429     18,980     17,504
                                                              =======    =======    =======
  Diluted earnings per share................................  $  0.67    $  0.42    $  0.30
                                                              =======    =======    =======

    Options totaling 4,000, 1,328,585 and 845,640 in fiscal years ending January 31, 2001, 2000 and 1999 respectively, have been excluded from the diluted earnings per share computation, as the options were anti-dilutive.

9. CONTINGENCIES

    The Company is involved in various legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10. SEGMENTS

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

Business segment results include costs for research and development as well as product royalty expense (in thousands):

YEAR ENDED JANUARY 31, 2001

                                                           YEAR ENDED JANUARY 31, 2001
                               ------------------------------------------------------------------------------------
                                 REVENUE                        ENTERPRISE                    CORPORATE
                               ENHANCEMENT   PAYMENTSOLUTIONS   SOLUTIONS    CASHSOLUTIONS   UNALLOCATED    TOTAL
                               -----------   ----------------   ----------   -------------   -----------   --------
Revenues:
  Consulting fees............    $40,008         $ 3,628          $27,739       $   340        $     --    $ 71,715
  Software license fees......         --          13,313               --         4,717              --      18,030
  Software maintenance
    fees.....................         --           8,482               --         2,741              --      11,223
  Software implementation
    fees.....................         --           6,698               --         2,600              --       9,298
                                 -------         -------          -------       -------        --------    --------
    Total revenues...........    $40,008         $32,121          $27,739       $10,398        $     --    $110,266
                                 =======         =======          =======       =======        ========    ========
Income (loss) from
  operations.................    $28,999         $  (395)         $ 9,535       $   505        $(18,440)   $ 20,204
                                 =======         =======          =======       =======        ========    ========

YEAR ENDED JANUARY 31, 2000

                                                           YEAR ENDED JANUARY 31, 2000
                               ------------------------------------------------------------------------------------
                                 REVENUE                        ENTERPRISE                    CORPORATE
                               ENHANCEMENT   PAYMENTSOLUTIONS   SOLUTIONS    CASHSOLUTIONS   UNALLOCATED    TOTAL
                               -----------   ----------------   ----------   -------------   -----------   --------
Revenues:
  Consulting fees............    $19,849         $ 6,017          $20,558       $ 3,301        $     --    $ 49,725
  Software license fees......         --          10,567               --         3,160              --      13,727
  Software maintenance
    fees.....................         --           5,458               --         1,527              --       6,985
  Software implementation
    fees.....................         --           4,274               --           842              --       5,116
  Hardware and other fees....         --             267               --            --              --         267
                                 -------         -------          -------       -------        --------    --------
    Total revenues...........    $19,849         $26,583          $20,558       $ 8,830        $     --    $ 75,820
                                 =======         =======          =======       =======        ========    ========
Income (loss) from
  operations.................    $13,219         $ 1,181          $ 7,904       $ 3,504        $(14,574)   $ 11,234
                                 =======         =======          =======       =======        ========    ========

YEAR ENDED JANUARY 31, 1999

                                                           YEAR ENDED JANUARY 31, 1999
                               ------------------------------------------------------------------------------------
                                 REVENUE                        ENTERPRISE                    CORPORATE
                               ENHANCEMENT   PAYMENTSOLUTIONS   SOLUTIONS    CASHSOLUTIONS   UNALLOCATED    TOTAL
                               -----------   ----------------   ----------   -------------   -----------   --------
Revenues:
  Consulting fees............    $10,422         $ 3,634          $10,961       $ 1,311        $     --    $ 26,328
  Software license fees......         --          12,350               --         3,977              --      16,327
  Software maintenance
    fees.....................         --           4,147               --           884              --       5,031
  Software implementation
    fees.....................         --           4,901               --         1,656              --       6,557
  Hardware and other fees....         --             774               --            --              --         774
                                 -------         -------          -------       -------        --------    --------
    Total revenues...........    $10,422         $25,806          $10,961       $ 7,828        $     --    $ 55,017
                                 =======         =======          =======       =======        ========    ========
Income (loss) from
  operations.................    $ 7,171         $ 3,826          $ 3,513       $ 3,101        $(10,461)   $  7,150
                                 =======         =======          =======       =======        ========    ========

    Revenues derived from a single major customer accounted for approximately 27%, 24% and 11% of total revenue in the fiscal years ended January 31, 2001, 2000 and 1999, respectively. Revenue derived from our five largest customers accounted for approximately 49%, 58% and 35% of total revenue in the fiscal years ended January 31, 2001, 2000 and 1999, respectively.

    The Company markets its solutions in several foreign countries. Revenues for fiscal years ended January 31, 2001, 2000 and 1999 are attributed to countries based on the location of the customers (in thousands):

                                               2001                    2000                    1999
                                        -------------------     -------------------     -------------------
United States.........................  $ 94,503     85.7%      $73,171      96.5%      $51,965      94.5%
United Kingdom........................     8,282      7.5         1,462       1.9         1,818       3.3
Australia.............................     4,097      3.7            33        --            --        --
Canada................................     3,217      2.9         1,114       1.5         1,234       2.2
Other.................................       167       .2            40        .1            --        --
                                        --------    -----       -------     -----       -------     -----
Total Revenue.........................  $110,266    100.0%      $75,820     100.0%      $55,017     100.0%
                                        ========    =====       =======     =====       =======     =====

11. SUBSEQUENT EVENTS

    The Company began to develop with Knowledge Based Systems, Inc., ("KBSI"), its CashForecaster suite of products in 1996 pursuant to a development contract. KBSI provided the algorithm-based components for these products. This contract was the subject of a lawsuit filed in September 2000 and was pending in the United States District Court for the Northern District of Texas. On April 9, 2001, the Company entered into a settlement agreement with KBSI and on April 11, 2001 all legal proceedings were dismissed. This settlement will not have a material adverse effect on the Company's business, financial position or results of operations.

    Effective March 31, 2001, the Company entered into an alliance with Xchange Applications, Inc. ("Xchange"). As part of this alliance the Company will be the exclusive provider of Xchange EnAct to the banking industry. In addition, the Company and Xchange have entered into a reseller agreement for Xchange 7. Xchange EnAct is one of five components included in Exchange 7 and is customer relationship management software and methodology. As part of the reseller agreement the Company paid $6.0 million in April 2001 and will pay up to an additional $8.5 million over the next nine months to Xchange as a guaranteed royalty. Accordingly, the Company will record the payments during fiscal 2001 as "Prepaid expenses and other current assets" and record the related amortization as a "Cost of revenue".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

    Ronald G. Steinhart was recently appointed a director of the Company to fill the position of Wyn P. Lewis who retired from his position as an officer and director of the Company subsequent to the fiscal year ending January 31, 2001. Mr. Lewis will continue his affiliation with the Company in a part time advisory capacity.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation and Other Matters" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Compensation and Other Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  1.   The following financial statements are filed as part of this report:

              Report of Ernst & Young LLP, Independent Auditors

              Consolidated Balance Sheets as of January 31, 2001 and 2000

              Consolidated Statements of Operations for the years ended
              January 31, 2001, 2000 and 1999

              Consolidated Statements of Stockholders' Equity for the years ended January 31, 2001, 2000 and 1999

              Consolidated Statements of Cash Flows for the years ended
              January 31, 2001, 2000 and 1999

              Notes to Consolidated Financial Statements

         2.   Consolidated Financial Statement Schedules

              Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been excluded, as they are not required under the related instructions or the information required has been included in the Company's Consolidated
              Financial Statements.

         3. The following documents are filed or incorporated by reference as exhibits to this report:

       EXHIBIT
       NUMBER                             DESCRIPTION OF EXHIBITS
---------------------                     -----------------------
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

           +10.2        Employment Agreement dated March 12, 1998 between the
                        Company and Wyn P. Lewis (incorporated by reference to
                        Exhibit 10.4 to the Company's Registration Statement on Form
                        S-1 (Registration No. 333-48399)).

           +10.3        Employment Agreement dated March 13, 1998 between the
                        Company and Royce D. Brown (incorporated by reference to
                        Exhibit 10.6 to the Company's Registration Statement on Form
                        S-1 (Registration No. 333-48399)).

       EXHIBIT
       NUMBER                             DESCRIPTION OF EXHIBITS
---------------------                     -----------------------
           +10.4        Employment Agreement between the Company and Michael Hansen
                        (incorporated by reference to Exhibit 10.1 of the Company's
                        Registration Statement on Registration Form S-3
                        (Registration No. 333-47160)).

           +10.5        Amended and Restated Carreker-Antinori 1994 Long Term
                        Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-48399)).

           +10.6 Carreker-Antinori Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

           +10.7        Carreker-Antinori Profit Sharing Incentive Plan
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-1 (Registration No.
                        333-48399)).

            10.8        Underwriting Agreement by and among the Company and certain underwriters (incorporated by reference to Exhibit 1.1 of
                        the Company's Registration Statement on Form S-3
                        (Registration No. 333-47160)).

           +10.9        Indemnification Agreement between the Company and John D.
                        Carreker, Jr. (together with a schedule) (incorporated by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

            10.10       Form of the Company's independent contractor agreement
                        (incorporated by reference to Exhibit 10.22 to the Company's
                        Registration Statement on Form S-1 (Registration No.
                        333-48399)).

            10.11       Office Lease between Granite Tower, Ltd. And the Company
                        dated as of March 31, 1999 (incorporated by reference to
                        Exhibit 10.26 of the Registration Form 10-K for fiscal year ended January 31, 1999).

            10.12       Office Lease between Granite Tower, Ltd. And the Company
                        dated August 31, 1999 (incorporated by reference to Exhibit
                        10.16 of the Registration Form 10-K for fiscal year ended
                        January 31, 2000).

            21.1        Subsidiaries of the Company.

                            (a) Genisys Operation, Inc.

                            (b) Antinori Software, Inc.

                            (c) Carreker, Ltd.

                            (d) Cash Services Australia Pty, Ltd.

                            (e) Carreker Holdings Australia Pty, Ltd.

                            (f) Carreker Canada, Inc.

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

    (d) Not applicable.

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS that each of Carreker Corporation, a Delaware corporation, and the undersigned directors and officers of Carreker Corporation hereby constitutes and appoints John D. Carreker, Jr. and Terry L. Gage, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

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

                                                       CARREKER CORPORATION

                                                       By:  /s/ JOHN D. CARREKER, JR.
                                                            -----------------------------------------
                                                            John D. Carreker, Jr.
                                                            Chairman of the Board and
                                                            Chief Executive Officer

Dated: April 25, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 25, 2001.

                     SIGNATURES                                            TITLE
                     ----------                                            -----
              /s/ JOHN D. CARREKER, JR.
     -------------------------------------------       Chairman of the Board and Chief Executive
                John D. Carreker, Jr.                    Officer (Principal Executive Officer)

                  /s/ TERRY L. GAGE                    Executive Vice President and Chief Financial
     -------------------------------------------         Officer (Principal Financial and Accounting
                    Terry L. Gage                        Officer)

                /s/ JAMES D. CARREKER
     -------------------------------------------       Director
                  James D. Carreker

                /s/ JAMES L. FISCHER
     -------------------------------------------       Director
                  James L. Fischer

                     SIGNATURES                                            TITLE
                     ----------                                            -----
                 /s/ DONALD L. HOUSE
     -------------------------------------------       Director
                   Donald L. House

               /s/ RICHARD R. LEE, JR.
     -------------------------------------------       Director
                 Richard R. Lee, Jr.

                  /s/ DAVID K. SIAS
     -------------------------------------------       Director
                    David K. Sias

     -------------------------------------------       Director
                 Ronald G. Steinhart

                                 EXHIBIT INDEX

       EXHIBIT
---------------------
             3.1        Amended and Restated Certificate of Incorporation of the
                        Company (incorporated by reference to Exhibit 3.1 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

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

           +10.2        Employment Agreement dated March 12, 1998 between the
                        Company and Wyn P. Lewis (incorporated by reference to
                        Exhibit 10.4 to the Company's Registration Statement on Form
                        S-1 (Registration No. 333-48399)).

           +10.3        Employment Agreement dated March 13, 1998 between the
                        Company and Royce D. Brown (incorporated by reference to
                        Exhibit 10.6 to the Company's Registration Statement on Form
                        S-1 (Registration No. 333-48399)).

           +10.4        Employment Agreement between the Company and Michael Hansen
                        (incorporated by reference to Exhibit 10.1 of the Company's
                        Registration Statement on Registration Form S-3
                        (Registration No. 333-47160)).

           +10.5        Amended and Restated Carreker-Antinori 1994 Long Term
                        Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
                        (Registration No. 333-48399)).

           +10.6 Carreker-Antinori Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

           +10.7        Carreker-Antinori Profit Sharing Incentive Plan
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-1 (Registration No.
                        333-48399)).

            10.8        Underwriting Agreement by and among the Company and certain underwriters (incorporated by reference to Exhibit 1.1 of
                        the Company's Registration Statement on Form S-3
                        (Registration No. 333-47160)).

           +10.9        Indemnification Agreement between the Company and John D.
                        Carreker, Jr. (together with a schedule) (incorporated by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

            10.10       Form of the Company's independent contractor agreement
                        (incorporated by reference to Exhibit 10.22 to the Company's
                        Registration Statement on Form S-1 (Registration No.
                        333-48399)).

            10.11       Office Lease between Granite Tower, Ltd. And the Company
                        dated as of March 31, 1999 (incorporated by reference to
                        Exhibit 10.26 of the Registration Form 10-K for fiscal year ended January 31, 1999).

       EXHIBIT
---------------------
            10.12       Office Lease between Granite Tower, Ltd. And the Company
                        dated August 31, 1999 (incorporated by reference to Exhibit
                        10.16 of the Registration Form 10-K for fiscal year ended
                        January 31, 2000).

            21.1        Subsidiaries of the Company.

                            (g) Genisys Operation, Inc.

                            (h) Antinori Software, Inc.

                            (i) Carreker, Ltd.

                            (j) Cash Services Australia Pty, Ltd.

                            (k) Carreker Holdings Australia Pty, Ltd.

                            (l) Carreker Canada, Inc.

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