Form 10-Q
period 2001-04-30
CARREKER CORP
filed 2001-06-12
CIK 1057709

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

Commission file number    0-24201
                      ----------------

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

Common Stock, $.01 par value --- 21,858,629 shares as of May 31, 2001.

                              CARREKER CORPORATION

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART 1:               FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS AT APRIL 30, 2001 AND JANUARY 31, 2001                  3

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED                    4
                      APRIL 30, 2001 AND 2000

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED                    5
                      APRIL 30, 2001 AND 2000

                      NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS                                6


        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        10

        ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   18



PART II:              OTHER INFORMATION

        ITEM 1.       LEGAL PROCEEDINGS                                                                            19

        ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                                    19

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                              19

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          19

        ITEM 5.       OTHER INFORMATION                                                                            19

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                             19


SIGNATURES                                                                                                         20

PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                              CARREKER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             ASSETS

                                                                                          APRIL 30,            JANUARY 31,
                                                                                            2001                  2001
                                                                                     -----------------    -------------------
CURRENT ASSETS

    Cash and cash equivalents.............................................           $         55,052     $           63,098
    Short-term investments................................................                     13,581                 15,407
    Accounts receivable, net..............................................                     47,712                 44,746
    Federal income tax receivable.........................................                      6,116                  5,372
    Prepaid software royalties............................................                      6,606                    635
    Prepaid expenses and other current assets.............................                      3,554                  1,919
    Deferred income taxes.................................................                        868                    678
                                                                                     -----------------    -------------------

Total current assets......................................................                    133,489                131,855

Property and equipment, net of accumulated depreciation ..................                      6,196                  5,888
Software costs capitalized, net of accumulated amortization...............                     10,796                 10,222
Deferred income taxes.....................................................                         46                     29
Other assets..............................................................                        613                     80
                                                                                     -----------------    -------------------

Total assets..............................................................           $        151,140     $          148,074
                                                                                     =================    ===================


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable......................................................           $          2,319     $            3,521
    Accrued compensation and benefits.....................................                      4,420                  1,925
    Other accrued expenses ...............................................                      2,747                  3,902
    Note payable .........................................................                        593                    880
    Income taxes payable .................................................                        800                    862
    Deferred revenue......................................................                      8,748                  9,010
                                                                                     -----------------    -------------------

Total current liabilities.................................................                     19,627                 20,100
Deferred income taxes.....................................................                      3,473                  2,916
                                                                                     -----------------    -------------------

Total liabilities.........................................................                     23,100                 23,016
                                                                                     -----------------    -------------------

STOCKHOLDERS' EQUITY Preferred stock, $.01 par value:

        2,000 shares authorized; no shares issued or outstanding..........                         --                     --
    Common stock, $.01 par value:
        100,000 shares authorized; 21,837 and 21,720 shares issued,                               218                    217
        respectively......................................................
    Additional paid-in capital............................................                     92,590                 90,873
    Deferred compensation.................................................                        (48)                    --
    Retained earnings.....................................................                     35,752                 34,440
    Less treasury stock, at cost:  1 common shares as of April 30, 2001 and
    January 31, 2001 .....................................................                       (472)                  (472)

                                                                                     -----------------    -------------------
Total stockholders' equity................................................                    128,040                125,058
                                                                                     -----------------    -------------------

Total liabilities and stockholders' equity................................           $        151,140     $          148,074
                                                                                     =================    ===================


                             See accompanying notes.

                              CARREKER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        THREE MONTHS ENDED
                                                                                             APRIL 30,
                                                                                   -----------------------------
                                                                                        2001          2000
                                                                                   -------------- --------------
REVENUES:
  Consulting fees.........................................................           $    14,845   $    13,110
  Software license fees....................................................                5,235         4,173
  Software maintenance fees ...............................................                3,197         2,282
  Software implementation fees ............................................                2,127         2,495
                                                                                   -------------- -------------
    Total revenues  .......................................................               25,404        22,060

COST OF REVENUES:

  Consulting fees .........................................................               10,015         8,573
  Software license fees ...................................................                1,165         1,143
  Software maintenance fees ...............................................                1,300           535
  Software implementation fees ............................................                1,724         1,217
                                                                                   -------------- -------------
    Total cost of revenues ................................................               14,204        11,468
                                                                                   -------------- -------------
GROSS PROFIT ..............................................................               11,200        10,592
                                                                                   -------------- -------------

OPERATING COSTS AND EXPENSES:

  Selling, general and administrative .....................................                8,937         7,598
  Research and development ................................................                  867           984
                                                                                   -------------- -------------
    Total operating costs and expenses ....................................                9,804         8,582
                                                                                   -------------- -------------
Income from operations ....................................................                1,396         2,010

OTHER INCOME (EXPENSE):

  Interest income, net ....................................................                  770           388
  Other income (expense) ..................................................
                                                                                             (84)          (16)
                                                                                   -----------------------------
    Total other income ....................................................                  686           372

Income before provision for income taxes...................................                2,082         2,382
Provision for income taxes ................................................                  770           905
                                                                                   -------------- -------------

Net income ................................................................          $     1,312   $     1,477
                                                                                   ============== =============
Basic earnings per share...................................................          $      0.06   $      0.08
                                                                                   ============== =============
Diluted earnings per share.................................................          $      0.06   $      0.08
                                                                                   ============== =============
Shares used in computing basic earnings per share..........................               21,764        18,499
                                                                                   ============== =============
Shares used in computing diluted earnings per share........................               22,732        19,467
                                                                                   ============== =============


                             See accompanying notes.

                              CARREKER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          APRIL 30,
                                                                                 ----------------------------
                                                                                     2001           2000
                                                                                 -------------  -------------
OPERATING ACTIVITIES:

  Net income..............................................................           $  1,312       $  1,477
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization of property and equipment...............                668            562
    Amortization of software costs capitalized ...........................              1,068            760
    Compensation earned under employee/director stock option plan.........                 18             66
    Tax benefit from exercises of stock options...........................                954             --
   Deferred income taxes..................................................                350             --
    Provision for doubtful accounts.......................................                187            329
    Changes in operating assets and liabilities
      Accounts receivable.................................................             (3,153)        (4,178)
      Prepaid expenses and other assets...................................             (2,168)          (384)
      Prepayment of software royalty......................................             (5,971)            --
      Accounts payable and accrued expenses ..............................                138         (1,978)
      Income taxes payable/receivable.....................................               (806)            --
      Deferred revenue....................................................               (262)         1,004
                                                                                 -------------- --------------
Net cash used in operating activities.....................................             (7,665)        (2,342)

INVESTING ACTIVITIES:
  Purchases of short-term investments.....................................             (1,348)            --
  Sales and maturities of short-term investments..........................              3,174             --
  Acquisition of AIS, net of cash acquired................................                 --         (2,300)
  Purchases of property and equipment.....................................               (976)          (649)
  Computer software costs capitalized.....................................             (1,642)          (235)
                                                                                 -------------- --------------
Net cash used in investing activities.....................................               (792)        (3,184)

FINANCING ACTIVITIES:

  Proceeds from exercises of stock options................................                698            273
  Payments on notes payable...............................................               (287)            --
                                                                                 -------------- --------------
Net cash provided by financing activities.................................                411            273
                                                                                 -------------- --------------
Net decrease in cash and cash equivalents.................................             (8,046)        (5,253)
Cash and cash equivalents at beginning of period..........................             63,098         25,973
                                                                                 --------------  --------------
Cash and cash equivalents at end of period................................           $ 55,052      $  20,720
                                                                                 ==============  ==============

Supplemental disclosures of cash flow information:

  Cash paid for interest..................................................           $     56      $       9
                                                                                 ==============  ==============
  Cash paid for income taxes, net.........................................           $    226      $   2,502
                                                                                 ==============  ==============

                             See accompanying notes.

                              CARREKER CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000

                                     PART I

1        GENERAL

    Effective June 20, 2000, we changed our name from Carreker-Antinori, Inc. to Carreker Corporation.

2.       BASIS OF PRESENTATION

    The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended April 30, 2001 and 2000 are not necessarily indicative of the results for the full year.

    These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair representation of financial results for the interim periods presented.

    Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At April 30, 2001, cash equivalents consisted principally of highly liquid debt securities of corporations and municipalities, maintained with nationally recognized financial institutions.

4.       SHORT-TERM INVESTMENTS

    The Company considers investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax-exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. Fair value of debt securities is determined based upon current market value price quotes by security. As of April 30, 2001, substantially all short-term investments mature in less than one year.

5.       ACCOUNTS RECEIVABLE

    Accounts Receivable include unbilled amounts that represent receivables for work performed, or for software delivered for which billings upon mutual agreement have not been presented to the customers. These receivables are generally billed and collected within one year of the completion of the service, or the delivery of the software. Accounts receivable include $20,213,000 and $24,055,000 of unbilled receivables at April 30, 2001 and January 31, 2001, respectively.

6.       EARNINGS PER SHARE

    Basic earnings per share is computed by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period, and common equivalent shares consisting of stock options (using the treasury stock method).

    The following table sets forth the computation of basic and diluted earnings per share for the three months ended April 30, 2001 and 2000 (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                                                      APRIL 30,
                                                               ------------------------
                                                                  2001         2000
                                                               -----------  -----------
Basic earnings per share:
   Net income.................................................    $ 1,312    $   1,477
                                                               ===========  ===========
   Weighted average shares outstanding........................     21,764       18,499
                                                               ===========  ===========
   Basic earnings per share...................................    $  0.06    $    0.08
                                                               ===========  ===========

Diluted earnings per share:
   Net income.................................................    $ 1,312    $   1,477
                                                               ===========  ===========

   Weighted average shares outstanding........................     21,764       18,499
   Assumed conversion of employee stock options...............        968          968
                                                               -----------  -----------

   Shares used in diluted earnings per share calculation......     22,732       19,467
                                                               ===========  ===========

   Diluted earnings per share.................................    $  0.06    $    0.08
                                                               ===========  ===========

7.       BUSINESS SEGMENTS

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

                                                                       THREE MONTHS ENDED APRIL 30, 2001
                                          -----------------------------------------------------------------------------------------
                                             Revenue                         Enterprise                     Corporate
                                           Enhancement     PaymentSolutions   Solutions    CashSolutions   Unallocated    Total
                                          ---------------  ---------------  -------------- --------------  -----------  -----------
Revenues:
    Consulting fees.....................       $   7,848        $     333       $   6,411      $     253      $     --   $ 14,845
    Software license fees...............              --            4,396              --            839            --      5,235
    Software maintenance fees...........              --            2,337              --            860            --      3,197
    Software implementation fees........              --            1,528              --            599            --      2,127
                                          ---------------  ---------------  -------------- --------------  ------------------------
       Total revenues...................       $   7,848        $   8,594       $   6,411      $   2,551      $     --   $ 25,404
                                          ===============  ===============  ============== ==============  ========================

Income (loss) from operations.......           $   4,512        $     854       $     932      $     455      $ (5,357)  $  1,396
                                          ===============  ===============  ============== ==============  ============= ==========

                                                                       THREE MONTHS ENDED APRIL 30, 2000
                                          -----------------------------------------------------------------------------------------
                                             Revenue                         Enterprise                     Corporate
                                           Enhancement     PaymentSolutions   Solutions    CashSolutions   Unallocated    Total
                                          ---------------  ---------------  -------------- --------------  -----------  -----------
Revenues:
    Consulting fees.....................       $   5,721       $    1,271        $  6,075      $      43      $      --   $ 13,110
    Software license fees...............              --            3,011              --          1,162             --      4,173
    Software maintenance fees...........              --            1,740              --            542             --      2,282
    Software implementation fees........              --            1,540             127            828             --      2,495
                                          ---------------  ---------------  -------------- --------------  ------------------------
       Total revenues...................       $   5,721       $    7,562        $  6,202      $   2,575      $      --   $ 22,060
                                          ===============  ===============  ============== ==============  ========================

Income (loss) from operations.......           $   3,316       $      206        $  2,270      $     284      $ (4,066)   $  2,010
                                          ===============  ===============  ============== ==============  ============= ==========

    Revenues derived from a single major customer accounted for approximately 23.8% and 20.8% of total revenue for the three months ended April 30, 2001 and 2000, respectively. Revenue derived from our five largest customers accounted for approximately 50.1% and 51.5% of total revenue for the three months ended April 30, 2001 and 2000, respectively.

    The Company markets its solutions in several foreign countries. Revenue for the quarters ended April 30, 2001 and 2000 are attributed to countries based on locations of the customers (in thousands):

                                            APRIL 30,                          APRIL 30,
                                              2001                                2000
                                    --------------------------        -----------------------------
United States.......................    $  17,206         67.7%           $  20,351        92.2%
United Kingdom......................        6,642         26.2                  196          .9
Australia...........................        1,047          4.1                1,099         5.0
Canada..............................          509          2.0                  414         1.9
                                    --------------    -----------     --------------    -----------
    Total Revenue...................    $  25,404        100.0%           $  22,060       100.0%
                                    ==============    ===========     ==============    ===========

8.       STRATEGIC ALLIANCE

    Effective March 31, 2001, the Company entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance the Company will be the exclusive provider of Xchange EnAct to the banking industry. In addition, the Company and Xchange have entered into a reseller agreement for Xchange7. Xchange EnAct is one of five components included in Xchange 7 and is customer relationship management software and methodology. As part of the reseller agreement the Company paid $6.0 million in April 2001 and will pay up to an additional $6.4 million through December 15, 2001 to Xchange as a guaranteed royalty. Accordingly, the Company will record the payments during fiscal 2001 as "Prepaid expenses and other current assets" and record the related amortization as a "Cost of revenue". The agreement is renewable annually at the discretion of the Company subject to the payment of additional royalties.

    In addition, twelve employees from Xchange were hired by Carreker with one employee receiving a loan of $500,000. The loan is pursuant to a Limited Recourse Promissory Note. Pursuant to the terms of the Note, interest shall accrue annually at a rate of five percent (5%) and all principal and accrued interest is due in full on March 30, 2004.

9.       BUSINESS COMBINATIONS

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

10.      SUBSEQUENT EVENT

    On May 22, 2001, Carreker Corporation (the "Company") executed a definitive agreement (the "Agreement") to acquire Check Solutions Company, a New York general partnership ("Check Solutions"), pursuant to a partnership interest purchase transaction to which the partners of Check Solutions, which partners are wholly-owned subsidiaries of International Business Machines Corporation and First Tennessee Bank, the principal banking subsidiary of First Tennessee National Corporation (the "Acquisition"), are parties. Check Solutions is a check and image processing software development and installation business that services the payment-processing sector of the financial industry.

    On June 6, 2001, the Company completed the acquisition of Check Solutions. Under the terms of the Agreement, the Company will pay $109.5 million in cash and assume approximately $1.5 million in net liabilities of Check Solutions. The acquisition will be accounted for as a purchase. The Company plans to fund the acquisition through the use of $55 million of its own cash and borrow $54.5 million under the credit agreement described below.

    On June 6, 2001, the company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus 0.50% plus a margin ranging from 0.00% to 0.75% depending on the company's ratio of funded debt to EBITDA; or LIBOR plus a margin equal to 1.50% to 2.25% depending on the company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.25% to 0.50% depending on the company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Risk Factors" in the company's Form 10-K for the fiscal year ended January 31, 2001, on file with the Commission. Such risks include, without limitation, risks associated with our acquisition of Check Solutions, dependence on the banking industry, customer concentration, fluctuations in our operating results, use of fixed-price or value-priced arrangements, lack of long term agreements, ability to gain market acceptance, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, our ability to increase usage software license fees over lump sum software license fees, ability to attract and retain qualified personnel, competition, potential strategic alliances and acquisitions, proprietary rights, claims and legal proceedings, international operations, use of independent contractors, changing government and tax regulations, and anti-takeover provisions in our charter. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" (as set forth in the aforementioned Form 10-K) and elsewhere in this report.

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

    SOFTWARE LICENSE FEES. In the event that a software license is sold either together with consulting services or on a stand-alone basis, we are usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed twelve months. We recognize software license revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Under SOP 97-2, we recognize software license revenues upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management.

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

    In accordance with generally accepted accounting principles, we capitalize software development costs incurred in developing a product once technological feasibility of the product has been determined. These capitalized software development costs also include amounts paid for software that is purchased and that has reached technological feasibility. We amortize capitalized software development costs on the basis of each product's projected revenues or on a straight-line basis over the remaining economic life of the product, which is generally three to four years. At April 30, 2001, our capitalized software development costs, net of accumulated amortization, were $10.8 million.

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

-----------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                              DESCRIPTION                                        PRODUCTS OFFERED
-----------------------------------------------------------------------------------------------------------------------------------
Revenue Enhancement        Provides consulting services that assess the            Revenue Enhancement Consulting
                           existing policies and procedures of banks to
                           increase their revenue streams and reduce interest
                           and operating expenses. These assessments generally
                           focus on a variety of a bank's operations,
                           including deposits, treasury management, commercial
                           lending, credit cards, automobile finance, mortgage
                           and other consumer lending operations. Revenue
                           Enhancement engagements typically take four to
                           seven months to complete and we believe are
                           relatively non-intrusive to the client.

EnAct                      EnAct  is one of the  five  components  included  in    EnAct
                           Xchange 7 and is a customer relationship  management
                           software   and   methodology.   Xchange   7  enables
                           companies to focus their  resources on customers who
                           represent  the  highest  potential  value,  and then
                           drive  customer  interactions   consistently  across
                           every customer  channel,  to increase  profitability
                           of its customer base.

-----------------------------------------------------------------------------------------------------------------------------------

    PAYMENTSOLUTIONS. PaymentSolutions addresses the needs of a critical function of banks, the processing of payments made by one party to another. This includes presentment of checks in paper and electronic form, determination of the availability of funds, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research) and correcting any errors that are discovered (adjustments). PaymentSolutions approaches these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. Specific solutions within this group include:

-----------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                              DESCRIPTION                                        PRODUCTS OFFERED
-----------------------------------------------------------------------------------------------------------------------------------
FraudLink                  Provides a comprehensive, automated approach to         FraudLink On-us, FraudLink Deposit, FraudLink
                           solving the growing problem of fraudulent financial     Kite, FraudLink PositivePay, FraudLink eTracker,
                           transactions, including bad checks drawn on banks       FraudLink PC, FraudLink Hold
                           for payment, fraudulent items deposited with banks
                           for credit and check kiting.

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





eRM                        Provides tools for customer relationship management     eRM Exceptions Management, eRM Risk
                           in an e-finance environment through a web-enabled       Management, eRM Treasury Services, eRM Image
                           decision support system that incorporates exception     Requestor
                           management, risk management, treasury services and
                           document image archival and retrieval.

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

eInform                    Focuses on performance-measurement by using the         eiLumen, eiPerform, eiStats, Super Query,
                           historical data generated by eTrac through which        eiMicr, eiQuality
                           end-users can analyze historical data to generate
                           key performance indicators, item processing volume
                           data, productivity statistics and quality control
                           benchmarks.

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

Recon Solutions            Improves efficiency and control over the daily          Bankrec
                           activity of balancing and reconciling financial
                           transactions. It redefines reconciliation processes
                           through technology and process improvements. In
                           addition to recommendations that improve
                           automation, control and risk management practices,
                           we employ an automated reconciliation software,
                           BankrecTM-Corporate, to provide significant gains
                           in efficiency and control.

ENTERPRISE SOLUTIONS. Enterprise Solutions provides conversion, consolidation and integration consulting services and products on a bank-wide basis. These services and products are particularly in demand in the context of continuing consolidation activity in the banking industry and the pressure by customers on banks to define and implement their e-finance strategies. Key elements of this group include:

-----------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                              DESCRIPTION                                        PRODUCTS OFFERED
-----------------------------------------------------------------------------------------------------------------------------------
Enterprise                 Solutions Offers customized, bank-wide conversions,     Project Management, eSolutions, Integration,
                           consolidation and integration consulting solutions      Process Optimization, Line of Business
                           in areas beyond payments systems, including consulting  Consulting and project management services and IT consulting for
                           various projects.

Strategic Services         Assists customers in planning and implementing a        BVIP, Customer Experience Consulting, Strategy
                           total e-finance and payment strategy.                   Consulting
------------------------------------------------------------------------------------------------------------------------------------


CASHSOLUTIONS. CashSolutions optimizes the inventory management of a bank's cash-on-hand, including managing how much is needed, when it is needed and where it is needed. We believe our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of cash in ATMs. Specific solutions within this group include:

------------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                              DESCRIPTION                                        PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------------------------------------
eiService                  Advances ATM monitoring and management through the      eiManager, eiGateway, eiForecaster
                           use of Internet connectivity to provide electronic
                           notification of cash and/or servicing needs.
                           Scalable to the largest ATM networks, it forecasts
                           cash and servicing needs, dispatches vendors for cash
                           replenishment and maintenance services, records
                           completed work and reconciles vendor invoices, all
                           via an electronic communication infrastructure.

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

       \
                                                                Three Months Ended
                                                                    April 30,
                                                            ---------------------------
                                                                2001          2000
                                                            -------------  ------------
     Revenues:
       Consulting fees ..................................       58.4%          59.5%
       Software license fees ............................       20.6           18.9
       Software maintenance fees  .......................       12.6           10.3
       Software implementation fees .....................        8.4           11.3
                                                            -------------  ------------
         Total revenues  ................................      100.0          100.0

     Cost of revenues:
       Consulting fees ..................................       39.4           38.9
       Software license fees ............................        4.6            5.2
       Software maintenance fees ........................        5.1            2.4
       Software implementation fees .....................        6.8            5.5
                                                            -------------  ------------
         Total cost of revenues .........................       55.9           52.0

                                                            -------------  ------------
     Gross profit .......................................       44.1           48.0
                                                            -------------  ------------

     Operating costs and expenses:
       Selling, general and administrative ..............       35.2           34.4
       Research and development .........................        3.4            4.5
                                                            -------------  ------------
         Total operating costs and expenses .............       38.6           38.9

     Income from operations .............................        5.5            9.1
     Other income .......................................        2.7            1.7
                                                            -------------  ------------

     Income before provision for income taxes ...........        8.2           10.8
     Provision for income taxes .........................        3.0            4.1

                                                            -------------  ------------
     Net income .........................................        5.2   %         6.7  %
                                                            =============  ============

REVENUES

    REVENUES: Our total revenues increased 15.2% to $25.4 million for the quarter ended April 30, 2001 from $22.1 million for the quarter ended April 30, 2000.

    CONSULTING FEES: Revenues from consulting fees increased 13.2% to $14.8 million for the quarter ended April 30, 2001 from $13.1 million for the quarter ended April 30, 2000. Consulting fees have increased primarily as a result of continued demand for value-priced Revenue Enhancement services. Revenue Enhancement revenues increased 37.2% to $7.8 million for the quarter ended April 30, 2001 from $5.7 million in the quarter ended April 30, 2000. Value-priced engagements received a favorable reception from customers in both the United States and in our foreign markets, especially the United Kingdom. Revenues related to value-priced opportunities tend to fluctuate period to period and are likely to fluctuate in future periods. Enterprise Solutions consulting services increased 3.4% to $6.4 million in the quarter ended April 30, 2001 from $6.2 million in the quarter ended April 30, 2000. Enterprise Solutions was negatively affected by a general decline in discretionary spending by banks for IT consulting services.

    SOFTWARE LICENSE FEES: Revenues from software license fees increased 25.4% to $5.2 million for the quarter ended April 30, 2001 from $4.2 million for the quarter ended April 30, 2000. This increase was primarily precipitated by increased demand for our FraudLink solutions.

    SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased 40.1% to $3.2 million for the quarter ended April 30, 2001 from $2.3 million for the quarter ended April 30, 2000. Increases in software maintenance has been driven by increased software sales during the last three fiscal quarters, resulting in an increased number of customers and products under maintenance contracts. Additionally, increases in software maintenance fees have been driven by the acquisition of new products mainly within the CashSolutions group that were already subject to maintenance contracts and by annual rate increases.

    SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees decreased 14.7% to $2.1 million for the quarter ended April 30, 2001 from $2.5 million for the quarter ended April 30, 2001. Decreases in software implementations is due to our software revenue mix. The decrease in software implementation fees is attributable to revenue derived from our FraudLink solutions, which generally require less complicated and therefore less expensive installations.

COST OF REVENUES

    COST OF REVENUES: Overall, our total cost of revenues have increased due primarily to greater personnel costs.

    COST OF CONSULTING: Cost of consulting increased 16.8% to $10.0 million for the quarter ended April 30, 2001 from $8.6 million for the quarter ended April 30, 2000. Cost of consulting as a percentage of consulting fees increased to 67.5% for the three months ended April 30, 2001 from 65.4% for the three months ended April 30, 2000. Increases in the cost of consulting were due primarily to increased costs associated with related personnel cost. Cost of consulting consists primarily of personnel costs associated with value priced efforts and time and material contracts.

    COST OF SOFTWARE LICENSES: Cost of software licenses increased 1.9% to $1.2 million for the quarter ended April 30, 2001 from $1.1 million for the quarter ended April 30, 2000. Cost of software licenses as a percentage of software license fees decreased to 22.3% for the three months ended April 30, 2001 from 27.4% for the three months ended April 30, 2000. Costs of software licenses includes amortization costs relating to capitalized software, as well as royalty costs associated with sales of PaymentSolutions and CashSolutions software products. Overall, the costs of software license fees were relatively unchanged for the quarters ended April 30, 2001 and 2000, respectively. Increases in software amortization, especially in the CashSolutions group, were offset by decreases in software royalties.

    COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased 143% to $1.3 million for the quarter ended April 30, 2001 from $535,000 for the quarter ended April 30, 2000. Costs of software maintenance as a percentage of software maintenance fees increased to 40.7% for the quarter ended April 30, 2001 from 23.4% for the quarter ended April 30, 2000. Cost of software maintenance consists primarily of personnel costs and subcontract services associated with providing customer support for software products sold. Increases in costs associated with software maintenance reflect an increase in personnel and contract service costs during the three months ended April 30, 2001.

    COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased 41.7% to $1.7 million for the quarter ended April 30, 2001 from $1.2 million for the quarter ended April 30, 2000. Cost of software implementation as a percentage of related fees increased to 81.1% for the quarter ended April 30, 2001 from 48.8% for the quarter ended April 30, 2000. Cost of software implementation consists primarily of personnel costs associated with implementation, training, and providing customer support for software products sold. Increases in costs associated with software implementation reflect increased personnel costs.

OPERATING COSTS AND EXPENSES

    SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased 17.6% to $8.9 million for the quarter ended April 30, 2001 from $7.6 million for the quarter ended April 30, 2000. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management, software management, provision for doubtful accounts as well as fees for professional services and other related costs. The increase in these expenses reflected growth in additional management, marketing, and administrative staff over the prior periods to support our continued growth.

    RESEARCH AND DEVELOPMENT: Research and development expenses decreased 11.9% to $867,000 for the quarter ended April 30, 2001 from $984,000 for the quarter ended April 30, 2000. The decrease reflects a higher rate of research and development spending, however more of these costs have been spent on projects that have reached technological feasibility and therefore were capitalized during the quarter ended April 30, 2001.

    OTHER INCOME: Other income increased 84.4% to $686,000 for the quarter ended April 30, 2001 from $372,000 for the quarter ended April 30, 2000. Other income consists primarily of interest income on tax-exempt short-term investments.

    PROVISION FOR INCOME TAXES: The provision for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. Our effective income tax rate was 37% for the three months ended April 30, 2001 compared to 38% for the three months ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 2001, we had $113.9 million of working capital, including $55.1 million in cash and cash equivalents, as compared to $111.8 million of working capital as of January 31, 2001, including $63.1 million of cash and cash equivalents.

    During the quarter ended April 30, 2001, we used operating cash of $7.7 million. Operating cash was used to fund the Strategic Alliance with Xchange Applications, Inc., which is discussed in the Notes to Condensed Consolidated Unaudited Financial Statements. Another use of cash was the increase in Accounts Receivable due to negotiated payment terms associated with certain contracts which also resulted in an increase in days sales outstanding described below.

    Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days sales outstanding (DSO) with a comparative column, which adds reimbursed expenses to the revenue portion of the computation:

       QUARTER ENDED             DSO       DSO INCLUDING EXPENSE REIMBURSEMENTS*
       -------------             ---       ------------------------------------
       April 30, 2001            169                        151
       January 31, 2001          131                        119
       October 31, 2000          120                        108
       July 31, 2000             123                        112
       April 30, 2000            142                        128

    * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.

    Cash used in investing activities during the three months ended April 30, 2001 was $792,000 and was characterized by the purchase of $976,000 of property and equipment and the capitalization of $1.6 million of software costs offset by a $1.8 million decrease in short-term investments.

    Cash provided by financing activities for the three months ended April 30, 2001 was $411,000 and primarily resulted from the exercise of stock options.

    On November 3, 2000, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 relating to our public offering of 2,000,000 shares of common stock, at a price of $17.00 per share. In connection with this offering, existing stockholders sold an additional 3,175,000 shares. The $32,011,000 of net proceeds that we received will be used primarily to fund the cash portion of our acquisition of Check Solutions, as further described below.

    Our future liquidity and capital requirements will depend upon numerous factors. We believe our current cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months. As discussed in the Notes to Condensed Consolidated Unaudited Financial Statements, we have acquired Check Solutions Company. We paid $109.5 million in cash and funded the acquisition through the use of $55.0 million of our own cash and borrowed $54.5 million from a group of financial institutions. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operation.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS
133). SFAS 133, as amended, was effective for us beginning February 1, 2001. We do not currently utilize derivative financial instruments. Therefore, the adoption of SFAS 133 did not have a material impact on our results of operation or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We invest our cash in a variety of financial instruments, primarily tax advantaged variable rate and fixed rate obligations of state and local municipalities, and educational entities and agencies. These investments are denominated in U.S. dollars and maintained with nationally recognized financial institutions.

    We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). We treat all of our cash equivalents and short-term investments as available-for-sale under SFAS 115.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at April 30, 2001 was 4.07%. Amortized costs of short-term investments held at April 30, 2001 was $13.6 million, which approximates fair value.

                            PART II OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

    The Company began to develop with Knowledge Based Systems, Inc., ("KBSI"), its CashForecaster suite of products in 1996 pursuant to a development contract. KBSI provided the algorithm-based components for these products. This contract was subject of a lawsuit filed in September 2000 and was pending in the United States District Court for the Northern District of Texas. On April 9, 2001, the Company entered into a settlement agreement with KBSI and on April 11, 2001 all legal proceedings were dismissed. This settlement did not have a material adverse effect on the Company's business, financial position or results of operations.

    We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. Although we do not believe that the cost or liability that may result from the resolution of currently pending claims or legal proceedings against us will be material, there can be no assurance in this regard.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    NUMBER            EXHIBIT DESCRIPTION
                    ------            -------------------
                    10.1              Xchange Reseller Agreement between Exchange
                                      Applications, Inc. and the Company,
                                      dated as of  March 31, 2001

                    10.2              Employment Agreement between the Company and
                                      Robert Hall dated April 1, 2001.

                    10.3              Limited Recourse Promissory Note executed by
                                      Robert E. Hall in favor of the Company, as dated
                                      March 31, 2001.

                    10.4              Loan Agreement between Robert E. Hall and the
                                      Company dated March 31, 2001

               (b)  Reports on Form 8-K
                    We filed the following Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended April 30, 2001:

                   (i) A current report on Form 8-K dated February 22, 2001 was filed with Securities and Exchange Commission on February 22, 2001. (Item 9)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CARREKER CORPORATION

By:              /s/ JOHN D. CARREKER, JR.               Date:  JUNE 12, 2001
   ---------------------------------------------              ---------------------------------
     John D. Carreker, Jr.
     Chairman of the Board and
     Chief Executive Officer


By:             /s/ TERRY L. GAGE                        Date: JUNE 12, 2001
   ---------------------------------------------              ---------------------------------

     Terry L. Gage
     Executive Vice President and
     Chief Financial Officer