Form 10-Q
period 2001-07-31
CARREKER CORP
filed 2001-09-14
CIK 1057709

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _________________.

Commission file number    0-24201
                       --------------------------

                              Carreker Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  75-1622836
------------------------------------------   -----------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

     4055 Valley View Lane, #1000
     Dallas, Texas                               75244
------------------------------------------   -----------------------------------
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

Common Stock, $.01 par value --- 21,883,970 shares as of August 31, 2001.

                              CARREKER CORPORATION

                                      INDEX



                                                                                     PAGE
                                                                                     ----
PART I:           FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE SHEETS AT JULY 31, 2001 AND
                  JANUARY 31, 2001                                                     3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE AND SIX MONTHS ENDED JULY 31, 2001 AND 2000                    4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  SIX MONTHS ENDED JULY 31, 2001 AND 2000                              5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 6


        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                           15

        ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          26



PART II:          OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                   27

        ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           27

        ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     27

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 27

        ITEM 5.   OTHER INFORMATION                                                   28

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    28


SIGNATURES                                                                            29


PART I FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS


                                                   CARREKER CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)
                                                      (IN THOUSANDS)



                                                            ASSETS
                                                                                          JULY 31,             JANUARY 31,
                                                                                            2001                  2001
                                                                                     -----------------    -------------------
CURRENT ASSETS
    Cash and cash equivalents.............................................           $         34,364     $           63,098
    Short-term investments................................................                         --                 15,407
    Accounts receivable, net..............................................                     55,161                 44,746
    Federal income tax receivable.........................................                      7,860                  5,372
    Prepaid software royalties............................................                      8,942                    635
    Prepaid expenses and other current assets.............................                      5,079                  1,919
    Deferred income taxes.................................................                        868                    678
                                                                                     -----------------    -------------------
Total current assets......................................................                    112,274                131,855

Property and equipment, net of accumulated depreciation ..................                      8,718                  5,888
Software costs, net of accumulated amortization...........................                     27,261                 10,222
Goodwill, net of accumulated amortization.................................                     66,885                     --
Intangible assets, net of accumulated amortization........................                     13,611                     --
Deferred loan costs.......................................................                        795                     --
Deferred income taxes.....................................................                      4,988                     29
Other assets..............................................................                        682                     80
                                                                                     -----------------    -------------------
Total assets..............................................................           $        235,214     $          148,074
                                                                                     =================    ===================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable......................................................           $          3,542     $            3,521
    Accrued compensation and benefits.....................................                     19,388                  1,925
    Other accrued expenses ...............................................                      4,692                  3,902
    Note payable .........................................................                        300                    880
    Income taxes payable .................................................                         --                    862
    Deferred revenue......................................................                     30,565                  9,010
    Accrued merger costs..................................................                      7,345                     --
                                                                                     -----------------    -------------------
Total current liabilities.................................................                     65,832                 20,100
Long-term debt............................................................                     45,000                     --
Deferred income taxes.....................................................                      3,473                  2,916
Deferred revenue..........................................................                      3,620                     --
                                                                                     -----------------    -------------------
Total liabilities.........................................................                    117,925                 23,016
                                                                                     -----------------    -------------------
                                                                                                   --                     --
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value:
        2,000 shares authorized; no shares issued or outstanding..........                         --                     --
    Common stock, $.01 par value:
        100,000 shares authorized; 21,882 and 21,720 shares issued,
        respectively......................................................                        219                    217
    Additional paid-in capital............................................                     93,451                 90,873
    Deferred compensation.................................................                        (19)                    --
    Retained earnings.....................................................                     24,111                 34,440
    Less treasury stock, at cost:  18 common shares as of July 31, 2001
    and January 31, 2001..................................................                       (473)                  (472)
                                                                                     -----------------    -------------------
Total stockholders' equity................................................                    117,289                125,058
                                                                                     -----------------    -------------------
Total liabilities and stockholders' equity................................           $        235,214     $          148,074
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

                                               CARREKER CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JULY 31,                     JULY 31,
                                                                 ---------------------------  ---------------------------
                                                                     2001          2000           2001          2000
                                                                 ------------- -------------  ------------- -------------
REVENUES:
  Consulting fees............................................... $   10,655     $   21,766    $   25,500     $  34,876
  Software license fees.........................................     12,057          1,872        17,292         6,045
  Software maintenance fees ....................................      6,437          2,713         9,633         4,995
  Software implementation fees .................................      4,703          2,311         6,831         4,806
                                                                 ------------- -------------  ------------- -------------
    Total revenues  ............................................     33,852         28,662        59,256        50,722

COST OF REVENUES:
  Consulting fees ..............................................      9,558          9,912        19,573        18,485
  Software license fees ........................................      1,788          1,264         2,954         2,407
  Write-off of capitalized software costs ......................      2,819             --         2,819            --
  Software maintenance fees ....................................      1,784            798         3,083         1,333
  Software implementation fees .................................      3,506          1,239         5,230         2,456
                                                                 ------------- -------------  ------------- -------------
    Total cost of revenues .....................................     19,455         13,213        33,659        24,681
                                                                 ------------- -------------  ------------- -------------
GROSS PROFIT ...................................................     14,397         15,449        25,597        26,041
                                                                 ------------- -------------  ------------- -------------

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative ..........................     14,091          8,821        23,028        16,419
  Research and development .....................................      2,009          1,445         2,876         2,429
  Amortization of goodwill and intangible assets ...............      1,142             --         1,142            --
  Merger-related costs .........................................     15,596             --        15,596            --
                                                                 ------------- -------------  ------------- -------------
    Total operating costs and expenses .........................     32,838         10,266        42,642        18,848
                                                                 ------------- -------------  ------------- -------------
Income (loss) from operations ..................................    (18,441)         5,183       (17,045)        7,193

OTHER INCOME (EXPENSE):
  Interest income, net..........................................        568            394         1,338           781
  Interest expense, net.........................................        520              7           626            16
  Other income (expense): ......................................        (84)           (13)          (62)          (19)
                                                                 ------------- -------------  ------------- -------------
    Total other income (expense)................................        (36)           374           650           746

Income (loss) before provision (benefit) for income taxes.......    (18,477)         5,557       (16,395)        7,939
Provision (benefit) for income taxes ...........................     (6,836)         2,112        (6,066)        3,017
                                                                 ------------- -------------  ------------- -------------
Net income (loss)............................................... $  (11,641)    $    3,445    $  (10,329)    $   4,922
                                                                 ============= =============  ============= =============
Basic earnings (loss) per share................................. $    (0.53)    $     0.19    $    (0.47)    $    0.27
                                                                 ============= =============  ============= =============
Diluted earnings (loss) per share............................... $    (0.53)    $     0.18    $    (0.47)    $    0.25
                                                                 ============= =============  ============= =============
Shares used in computing basic earnings per share...............     21,863         18,549        21,813        18,524
Shares used in computing diluted earnings per share.............     21,863         19,417        21,813        19,442


                                            See accompanying notes.


                                                   CARREKER CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                      (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JULY 31,
                                                                                      -------------------------------------
                                                                                             2001               2000
                                                                                      ------------------  -----------------
OPERATING ACTIVITIES:
  Net income (loss).......................................................             $     (10,329)       $      4,922
  Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
    Depreciation and amortization of property and equipment...............                     1,604               1,186
    Amortization of software costs........................................                     2,493               1,694
    Amortization of goodwill and intangible assets .......................                     1,142                  --
    Compensation earned under employee/director stock option plan.........                        37                 132
    Tax benefit from exercises of stock options...........................                     1,445                  --
    Deferred income taxes.................................................                    (4,592)                743
    Non-cash portion of merger-related costs..............................                    15,122                  --
    Write-off of capitalized software costs ..............................                     2,819                  --
    Provision for doubtful accounts.......................................                       826                 960
    Amortization of software royalties ...................................                        88                  --
    Amortization of deferred loan costs ..................................                        43                  --
    Loss on sale of asset ................................................                         9                  --
    Changes in operating assets and liabilities, net of effects of acquisitions
      Accounts receivable.................................................                    (1,430)             (9,120)
      Prepaid expenses and other assets...................................                    (2,782)             (1,291)
      Prepayment of software royalty......................................                    (9,000)                 --
      Accounts payable and accrued expenses ..............................                    (1,430)              1,690
      Income taxes payable/receivable.....................................                    (3,349)               (300)
      Deferred revenue....................................................                     1,619                 269
                                                                                      -----------------   -----------------
Net cash (used in) provided by operating activities.......................                    (5,665)                885


INVESTING ACTIVITIES:
  Purchases of short-term investments.....................................                        --              (9,300)
  Sales and maturities of short-term investments..........................                    15,407              10,874
  Acquisitions, net of cash acquired......................................                   (77,849)             (5,268)
  Purchases of property and equipment.....................................                    (2,145)             (1,732)
  Computer software costs capitalized.....................................                    (3,164)               (358)
  Proceeds from disposition of assets ....................................                        22                  --
                                                                                      -----------------   -----------------
Net cash used in investing activities.....................................                   (67,729)             (5,784)

FINANCING ACTIVITIES:
  Purchase of treasury stock..............................................                        (1)                 --
  Proceeds from issuance of long-term debt................................                    45,000                  --
  Payment of deferred loan costs..........................................                      (838)                 --
  Proceeds from exercises of stock options................................                     1,079                 793
  Payments on notes payable...............................................                      (580)                 --
                                                                                      -----------------   -----------------
Net cash provided by financing activities.................................                    44,660                 793
                                                                                      -----------------   -----------------
Net decrease in cash and cash equivalents.................................                   (28,734)             (4,106)
Cash and cash equivalents at beginning of period..........................                    63,098              25,973
                                                                                      -----------------   -----------------
Cash and cash equivalents at end of period................................             $      34,364        $     21,867
                                                                                      =================   =================

Supplemental disclosures of cash flow information:
  Cash paid for interest..................................................             $         235        $         16
                                                                                      =================   =================
  Cash paid for income taxes, net.........................................             $         422        $      2,545
                                                                                      =================   =================

                                                   See accompanying notes.

                              CARREKER CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JULY
                                31, 2001 AND 2000

                                     PART I
                                     ------

1.       BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

    The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three and six months ended July 31, 2001 and 2000 are not necessarily indicative of the results for the full year.

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

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $6.8 million ($0.31 per share using the dilutive number of shares at July 31, 2001) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has not yet determined what the effect of these will be on the earnings and financial position of the Company.

    Certain prior year amounts have been reclassified to conform to the current year presentation.


2.       BUSINESS ACQUISITIONS

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

    On May 29, 2000, the Company acquired all of the outstanding stock of X-Port Software, Inc., an Ontario Company ("X-Port") for $3.0 million in cash. The transaction was accounted for as a purchase transaction with approximately $3.0 million of the purchase price allocated to capitalized software and was to be amortized over a four year period. However, during the three months ended July 31, 2001, the Company recorded a non-cash charge of $2.8 million representing the write-off of the remaining net book value of the capitalized software. See footnote 10.

    In connection with the acquisition of X-Port, the Company entered into a separate agreement with the former owner of X-Port for consulting and development services through 2003. The payments for consulting total $616,000 over the three year period and the development services fees total $1.0 million with an additional $400,000 if certain other criteria are met.

    On June 6, 2001, the Company completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions") for $109.5 million in cash, plus an additional $1.8 million of direct acquisition costs. Check Solutions is a check and image processing software and installation business that services the payment-processing sector of the financial industry. The operating results of Check Solutions are reported in the Business Segment and Revenue Concentration footnote in the Global Technology Solutions segment. The Company funded the acquisition through $64.5 million of its cash, and funded the remaining $45.0 million from proceeds under the Revolving Credit Agreement as described in footnote 11.

    The acquisition was accounted for by the purchase method of accounting, and accordingly, the statements of operations include the results of Check Solutions beginning June 6, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management, based on information currently available and on current assumptions as to future operations.

    The Company has obtained preliminary independent appraisals of the fair values of the identified intangible assets, and their remaining useful lives, which are being amortized on a straight-line basis. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of the appraised fair values.

    A summary of the assets acquired and liabilities assumed in the acquisition follows (In thousands):


     Net assets of Check Solutions......................................  $     4,162
     Current technology and software products (estimated life of
      5-6 years)........................................................       23,200
     Customer relationships (estimated life of 6 years).................        8,400
     Assembled workforce (estimated life of 6 years)....................        5,600
     Goodwill (estimated life of 15 years)..............................       67,638
     In-process research and development................................        2,300
                                                                        --------------
           Total purchase price.........................................  $   111,300
                                                                        ==============

    In connection with the acquisition of Check Solutions, a portion of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The $2.3 million attributed to IPR&D was expensed on the date of the acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative future use.

    The following unaudited pro forma financial information for the three and six months ended July 31, 2001 and 2000, assumes the Check Solutions acquisition occurred at the beginning of the respective periods (In thousands, except per share data).

                                                   THREE MONTHS ENDED JULY 31,         SIX MONTHS ENDED JULY 31,
                                                --------------------------------  ---------------  ----------------
                                                     2001             2000              2001             2000
                                                ---------------  ---------------  ---------------  ----------------

     Revenue....................................$    37,344      $     37,940     $     74,013      $    67,092
     Net income (loss)..........................$   (12,657)     $        634     $    (13,280)     $    (1,789)
     Primary and diluted earnings (loss) per
       share....................................$     (0.58)     $       0.03     $      (0.61)     $     (0.10)

    The unaudited pro-forma financial information for the three months ended July 31, 2001 combines the Company's statement of operations for the three months ended July 31, 2001 which includes Check Solutions since the acquisition date of June 6, 2001 with Check Solutions' historical May 2001 statement of operations. The unaudited pro-forma financial information for the three months ended July 31, 2000 combines the Company's historical statement of operations for the three months ended July 31, 2000 with Check Solutions' historical statement of operations for the three months ended June 30, 2000. The unaudited pro-forma financial information for the six months ended July 31, 2001 combines the Company's statement of operations for the six months ended July 31, 2001, which includes Check Solutions since the acquisition date of June 6, 2001 with Check Solutions historical statement of operations for the four months ended May 31, 2001. The unaudited pro-forma financial information for the six months ended July 31, 2000 combines the Company's historical statement of operations for the six months ended July 31, 2000 with Check Solutions' historical statement of operations for the six months ended June 30, 2000.

    The pro-forma information reflects adjustments for amortization of software costs, goodwill and other intangible assets, additional interest expense and amortization of deferred loan costs related to the new credit agreement, a reduction in interest income, and the income tax impact of these adjustments.

    The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations that may occur in the future or what would have occurred had the acquisition of Check Solutions been affected on the dates indicated.

3.       CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At July 31, 2001, cash equivalents consisted principally of an overnight investment account maintained with a nationally recognized financial institution and shares in a mutual fund that invests principally in U.S. Treasury Securities.


4.       SHORT-TERM INVESTMENTS

    The Company considers investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax-exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. The fair value of debt securities is determined based upon current market value price quotes by security. As of July 31, 2001, all short-term investments had been liquidated.


5.       ACCOUNTS RECEIVABLE

    Accounts Receivable include unbilled amounts that represent receivables for work performed, or for software delivered which are billed shortly after the end of the period or for which billings upon mutual agreement have not been presented to the customers. These receivables are generally billed and collected within one year of the completion of the service, or the delivery of the software. Accounts receivable include $31,893,000 and $24,055,000 of unbilled receivables at July 31, 2001 and January 31, 2001, respectively.

6.       DEFERRED LOAN COSTS

    Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement. The costs are being amortized over the 36 month life of the credit agreement.

7.       EARNINGS PER SHARE

    Basic earnings per share is computed by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period, and common equivalent shares consisting of stock options, if dilutive. The number of additional shares is calculated using the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 31, 2001 and 2000 (In thousands, except per share amounts):



                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JULY 31,                       JULY 31,
                                                               -----------------------------  ------------------------------
                                                                    2001           2000           2001             2000
                                                               --------------  -------------  --------------  --------------
Basic earnings per share:
   Net income (loss)..........................................  $  (11,641)     $   3,445      $  (10,329)     $   4,922
                                                               ==============  =============  ==============  ==============
   Weighted average shares outstanding........................      21,863         18,549          21,813         18,524
                                                               ==============  =============  ==============  ==============
   Basic earnings (loss) per share............................  $    (0.53)     $    0.19      $    (0.47)     $    0.27
                                                               ==============  =============  ==============  ==============

Diluted earnings per share:
   Net income (loss)..........................................  $  (11,641)     $   3,445      $  (10,329)     $   4,922
                                                               ==============  =============  ==============  ==============

   Weighted average shares outstanding........................      21,863         18,549          21,813         18,524
   Assumed conversion of employee stock options...............          --            868              --            918
                                                               --------------  -------------  --------------  --------------

   Shares used in diluted earnings per share calculation......      21,863         19,417          21,813         19,442
                                                               ==============  =============  ==============  ==============

   Diluted earnings (loss) per share..........................  $    (0.53)     $    0.18      $    (0.47)     $    0.25
                                                               ==============  =============  ==============  ==============


8.       BUSINESS SEGMENTS AND REVENUE CONCENTRATION

    The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Technology Solutions and Enterprise Solutions. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. During the three and six months ended July 31, 2001, the Company updated the composition of its reportable business segments to combine the Cash Solutions and Payment Solutions business segments with Check Solutions to form the Global Technology Solutions business segment. Segment information from all prior periods have been reclassified to conform with the current presentation. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results include costs for research and development as well as product royalty expense, the amortization of goodwill and intangible assets, the write-off of capitalized software costs and merger-related costs (In thousands):



                                                                           THREE MONTHS ENDED JULY 31, 2001
                                               -----------------------------------------------------------------------------------
                                                                     Global
                                                   Revenue         Technology       Enterprise      Corporate
                                                 Enhancement       Solutions        Solutions      Unallocated          Total
                                               ---------------  ---------------  ---------------  --------------   ---------------
Revenues:
    Consulting fees..........................  $       5,790    $        402     $      4,463     $         --     $     10,655
    Software license fees....................             60          11,997               --               --           12,057
    Software maintenance fees................             --           6,437               --               --            6,437
    Software implementation fees.............            524           4,179               --               --            4,703
    Intercompany revenue.....................             --             (32)              32               --               --
                                               ---------------  ---------------  ---------------  --------------   ---------------
       Total revenues........................  $       6,374    $     22,983     $      4,495     $         --     $     33,852
                                               ===============  ===============  ===============  ==============   ===============

Income (loss) from operations before
  amortization of goodwill and intangible
  assets and unusual charges.................  $       1,401    $      5,980     $        314     $     (6,579)    $      1,116

    Amortization of goodwill and intangible
     assets..................................             --          (1,142)              --               --           (1,142)
    Write-off of capitalized software costs .             --          (2,819)              --               --           (2,819)
    Merger-related costs.....................             --         (15,596)              --               --          (15,596)
                                               ---------------  ---------------  ---------------  --------------   ---------------
Income (loss) from operations................  $       1,401    $    (13,577)    $        314     $     (6,579)    $    (18,441)
                                               ===============  ===============  ===============  ==============   ===============




                                                                           THREE MONTHS ENDED JULY 31, 2000
                                               -----------------------------------------------------------------------------------
                                                                     Global
                                                   Revenue         Technology       Enterprise      Corporate
                                                 Enhancement       Solutions        Solutions      Unallocated          Total
                                               ---------------  ---------------  ---------------  --------------   ---------------
Revenues:
    Consulting fees..........................  $      14,763    $      1,087     $      5,916     $         --     $     21,766
    Software license fees....................             --           1,872               --               --            1,872
    Software maintenance fees................             --           2,713               --               --            2,713
    Software implementation fees.............             --           2,311               --               --            2,311
                                               ---------------  ---------------  ---------------  --------------   ---------------
       Total revenues........................  $      14,763    $      7,983     $      5,916     $         --     $     28,662
                                               ===============  ===============  ===============  ==============   ===============

Income (loss) from operations before
  amortization of goodwill and intangible
   assets and unusual charges................  $      11,485    $     (2,829)    $      1,679     $     (5,152)    $      5,183

    Amortization of goodwill and intangible
    assets...................................             --              --               --               --               --
    Write-off of capitalized software costs .             --              --               --               --               --
    Merger-related costs.....................             --              --               --               --               --
                                               ---------------  ---------------  ---------------  --------------   ---------------

Income (loss) from operations................  $      11,485    $     (2,829)    $      1,679     $     (5,152)    $      5,183
                                               ===============  ===============  ===============  ==============   ===============



                                                                           SIX MONTHS ENDED JULY 31, 2001
                                               -----------------------------------------------------------------------------------
                                                                     Global
                                                   Revenue         Technology       Enterprise      Corporate
                                                 Enhancement       Solutions        Solutions      Unallocated          Total
                                               ---------------  ---------------  ---------------  --------------   ---------------
Revenues:
    Consulting fees.........................   $      13,638    $        987     $     10,875     $         --     $      25,500
    Software license fees...................              60          17,232               --               --            17,292
    Software maintenance fees...............              --           9,633               --               --             9,633
    Software implementation fees............             524           6,307               --               --             6,831
    Intercompany revenue....................              --             (32)              32               --                --
                                               ---------------  ---------------  ---------------  --------------   ---------------
       Total revenues.......................   $      14,222    $     34,127     $     10,907     $         --     $      59,256
                                               ===============  ===============  ===============  ==============   ===============

Income (loss) from operations before
  amortization of goodwill and intangible
  assets and unusual charges................   $       5,912    $      7,290     $      1,246     $    (11,936)    $       2,512

    Amortization of goodwill and intangible
     assets.................................              --          (1,142)              --               --            (1,142)
    Write-off of capitalized software costs               --          (2,819)              --               --            (2,819)
    Merger-related costs....................              --         (15,596)              --               --           (15,596)
                                               ---------------  ---------------  ---------------  --------------   ---------------
Income (loss) from operations...............   $       5,912    $    (12,267)    $      1,246     $    (11,936)    $     (17,045)
                                               ===============  ===============  ===============  ==============   ===============




                                                                           SIX MONTHS ENDED JULY 31, 2000
                                               -----------------------------------------------------------------------------------
                                                                     Global
                                                   Revenue         Technology       Enterprise      Corporate
                                                 Enhancement       Solutions        Solutions      Unallocated          Total
                                               ---------------  ---------------  ---------------  --------------   ---------------
Revenues:
    Consulting fees.........................   $      20,484    $      2,400     $     11,992     $         --     $      34,876
    Software license fees...................              --           6,045               --               --             6,045
    Software maintenance fees...............              --           4,995               --               --             4,995
    Software implementation fees............              --           4,806               --               --             4,806
                                               ---------------  ---------------  ---------------  --------------   ---------------
       Total revenues.......................   $      20,484    $     18,246     $     11,992     $         --     $      50,722
                                               ===============  ===============  ===============  ==============   ===============

Income (loss) from operations before
  amortization of goodwill and intangible
  assets and unusual charges................   $      14,800    $     (2,260)    $      3,871     $     (9,218)    $       7,193

    Amortization of goodwill and intangible
     assets.................................              --              --               --               --                --
    Write-off of capitalized software costs               --              --               --               --                --
    Merger-related costs....................              --              --               --               --                --
                                               ---------------  ---------------  ---------------  --------------   ---------------
Income (loss) from operations...............   $      14,800    $     (2,260)    $      3,871     $     (9,218)    $       7,193
                                               ===============  ===============  ===============  ==============   ===============


    The following table summarizes revenue concentration for our largest customer and top five customers during the periods indicated. Customers comprising each category are determined for the period indicated irrespective of companies comprising prior period amounts:

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JULY 31,                       JULY 31,
                                                               -----------------------------  -----------------------------
                                                                    2001            2000            2001          2000
                                                               --------------  -------------  --------------  -------------

Single customer...............................................        20%            47%             15%           35%
Top five customers............................................        41%            72%             41%           61%


    The Company markets its solutions in several foreign countries. Revenue for the following periods are attributed to countries based on locations of the customers (In thousands):

                                                               THREE MONTHS ENDED
                                      ----------------------------------------------------------------------
                                                   JULY 31,                             JULY 31,
                                                     2001                                 2000
                                      ----------------------------------------------------------------------
   United States..................... $        26,300            78%        $        24,079          84%
   United Kingdom....................           1,001             3                   4,470          16
   Australia.........................           2,091             6                      82          --
   Canada............................           4,190            12                      31          --
   Other.............................             270             1                      --          --
                                      ----------------     -------------    ----------------    ------------
       Total revenue................. $        33,852           100%        $        28,662         100%
                                      ================     =============    ================    ============

                                                                 SIX MONTHS ENDED
                                       ---------------------------------------------------------------------
                                                    JULY 31,                            JULY 31,
                                                      2001                                2000
                                      ----------------------------------------------------------------------
   United States..................... $        43,428            73%        $        43,835          86%
   United Kingdom....................           7,898            13                   5,551          11
   Australia.........................           2,743             5                   1,188           2
   Canada............................           4,879             8                     148           1
   Other.............................             308             1                      --          --
                                      ----------------     -------------    ----------------    ------------
       Total revenue................. $        59,256           100%        $        50,722         100%
                                      ================     =============    ================    ============


9.       STRATEGIC ALLIANCE

    Effective March 31, 2001, the Company entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance the Company will be the exclusive provider of Xchange EnAct to the banking industry through September 30, 2002. In addition, the Company and Xchange have entered into a reseller agreement for Xchange 7. Xchange EnAct is one of five components included in Xchange 7 and is customer relationship management software and methodology. As part of the EnAct agreement the Company paid $9.0 million through July 31, 2001 and will pay up to an additional $3.5 million through December 15, 2001 to Xchange as a guaranteed royalty. Accordingly, the Company will record the payments during fiscal 2001 as "Prepaid software royalties" and record the related amortization as a "Cost of revenue". The Company periodically evaluates the future realization of the prepaid royalty and charges to "cost of revenue" any amount deemed unlikely to be amortized based on revenues realized from this product. The exclusivity component of this agreement is renewable October 2002 at the discretion of the Company subject to the payment of additional royalties.

10.      MERGER-RELATED COSTS AND WRITE-OFF OF CAPITALIZED SOFTWARE COSTS

    In connection with the acquisition of Check Solutions, the Company recorded $15.6 million in merger-related costs (consisting of $11.3 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs). Additionally, during the quarter ended July 31, 2001 the Company wrote-off $2.8 million of capitalized software costs. These costs are summarized below (In thousands):

                                                     ---------------------------------------
                                                                            WRITE-OFF OF
                                                       MERGER-RELATED        CAPITALIZED
                                                           COSTS           SOFTWARE COSTS
                                                     -------------------  ------------------
     Workforce reductions.........................    $      1,925          $          --
     Charges relating to CheckFlow Suite..........          10,833                     --
     In-process research and development
       costs......................................           2,300                     --
     Facility closures............................             240                     --
     Other........................................             298                     --
     Capitalized X-Port Vault product costs.......              --                  2,819
                                                     -------------------  ------------------
     Total........................................    $     15,596          $       2,819
                                                     ===================  ==================

    Included in merger-related costs was $1.9 million of cash termination benefits associated with the separation of approximately 50 employees. Most of the affected employees will leave their positions by October 31, 2001.

    After an extensive review of the CheckFlow Suite product line, and considering the difficulties reported to the Company by customers with achieving the business functionality originally envisioned for the CheckFlow Suite, management determined that the CheckFlow Suite was no longer viable in the market in the form originally developed. The Company developed the CheckFlow Suite with PegaSystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 (the "Agreement"). Pega filed suit to restrain the Company from developing, marketing, licensing, advertising, leasing or selling any products, including certain Exceptions Management ("EM") products acquired during the Check Solutions business combination, that allegedly compete with products jointly developed under the Agreement. On August 27, 2001, the Company sent Pega notice of termination of the Agreement. That same day, the Company initiated an arbitration proceeding seeking damages for Pega's prior and material breaches of the Agreement.

    The charges related to CheckFlow Suite included a write-off of capitalized software costs, accounts receivable net of deferred revenue, settlements and estimated implementation cost for existing CheckFlow customers, write-off of prepaid royalties previously paid to Pega, and payments under existing work orders and other product wind-down costs.

    As described in footnote 2, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which have not yet reached technological feasibility or that have no alternative future use.

    The facility closure charge includes $240,000 for office space, which will no longer be utilized as a result of the acquisition.

    The activity related to the merger-related costs reserve balance is as follows (In thousands):

                                          -------------------------------------------------------------------------------------
                                                              Charges relating
                                             Workforce          to CheckFlow         Facility
                                            Reductions             Suite             Closures         Other          Total
                                          ----------------  --------------------   --------------  -------------  -------------

May 1, 2001 reserve balance.............. $          --     $              --      $        --     $       --     $       --
Merger costs, excluding in-process
  research and development costs.........         1,925                10,833              240            298         13,296
Cash paid................................          (305)                 (317)              --             --           (622)
Non-cash charges against reserve.........            --                (5,181)              --           (298)        (5,479)
Other....................................            --                   150               --             --            150
                                          ----------------  --------------------   --------------  -------------  -------------
July 31, 2001 reserve balance............ $       1,620     $           5,485      $       240     $       --     $    7,345
                                          ================  ====================   ==============  =============  =============

    During the second quarter of fiscal 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on the Company's calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

11.      REVOLVING CREDIT AGREEMENT

    On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. All borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on the Company's ratio of funded debt to EBITDA; or LIBOR plus a margin equal to 1.50% to 2.25% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.25% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. As of July 31, 2001, the Company believes it is in compliance with the covenants of the revolving credit agreement. Substantially all of the Company's assets collateralize this Revolving Credit Agreement.

    At July 31, 2001, the Company has borrowed $45.0 million to fund the acquisition of Check Solutions and has available $15.0 million under the Revolving Credit Agreement. Interest expense on the Revolving Credit Agreement was $421,000 during the six month period ended July 31, 2001.

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


OVERVIEW

    We are a leading provider of integrated consulting and software solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. We were founded in 1978 to provide consulting services to banks, and we subsequently integrated software products into our banking solutions. With our acquisition of Check Solutions in June 2001, we were able to significantly enhance our portfolio of software products. The acquisition of Check Solutions was accounted for as a purchase.

    We derive our revenues from consulting and management service fees, software license fees, software maintenance fees, and software implementation fees. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). We enter into these contracts with our customers on a project-by-project basis.

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

    CONSULTING FEES. We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues paid on a percentage-of-completion basis. We recognize any anticipated losses on a fixed-price contract when estimable. Third, we may deliver consulting services pursuant to a value-pricing contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or
(2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for us to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, during the third quarter of fiscal 2001, we have begun to offer payment terms which extend beyond 12 months. When we enter into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months, revenue under the arrangement will be recognized as payments become due and payable. Under this approach, upon contract signing, a completed backlog of revenue is established which is incrementally recognized as revenue over future quarters as amounts become due and payable under the agreement. When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer.

    We typically must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the bank will purchase the solutions. We expect that value-pricing contracts will continue to account for a large percentage of our revenues in the future. As a consequence of the use of value-pricing contracts and due to the revenue recognition policy associated with those contracts, our results of operations will likely fluctuate significantly from period to period.

    Regardless of the pricing method employed by us in a given contract, we are typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers. Expenses are netted against reimbursements for consolidated financial statement reporting purposes.

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

    In accordance with generally accepted accounting principles, we capitalize software development costs incurred in developing a product once technological feasibility of the product has been determined. These capitalized software development costs also include amounts paid for software that is purchased and that has reached technological feasibility. We amortize capitalized software development costs on the basis of each product's projected revenues or on a straight-line basis over the remaining economic life of the product, which is generally three to four years. At July 31, 2001, our capitalized software development costs, net of accumulated amortization, were $27.3 million.

    PRODUCTS AND SERVICES: We offer a wide range of innovative solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. By combining our consulting services with our proprietary technology applications, we help banks improve their current operations and provide access to the benefits of the Internet economy. Our offerings, uniquely tailored to the needs of the banking industry, fall into three complementary groups. These groups, Revenue Enhancement, Global Technology Solutions and Enterprise Solutions, we believe offer products and services that, when combined, deliver optimal benefits. During the second quarter of fiscal 2001, the Company combined the Cash Solutions group with the Payment Solutions group, along with the acquisition of Check Solutions, to form the Global Technology Solutions group reflecting the common thread of technology between these activities. The Check Solutions suite of products are also included within the Global Technology Solutions group.

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

-----------------------------------------------------------------------------------------------------------------------------------

    GLOBAL TECHNOLOGY SOLUTIONS. Global Technology Solutions addresses the needs of a critical function of banks, the processing of payments made by one party to another. This includes presentment of checks in paper and electronic form, determination of the availability of funds, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research) and correcting any errors that are discovered (adjustments). Global Technology Solutions approaches these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. Another specific area that Global Technology Solutions specializes in is optimizing the inventory management of a bank's cash-on-hand, including managing how much is needed, when it is needed and where it is needed. We believe our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of cash in ATMs. Specific solutions within this group include:



----------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                             DESCRIPTION                                        PRODUCTS OFFERED
----------------------------------------------------------------------------------------------------------------------------------
FraudLink                 Provides a comprehensive, automated approach to      FraudLink On-us, FraudLink Deposit, FraudLink Kite,
                          solving the growing problem of fraudulent financial  FraudLink PositivePay, FraudLink eTracker,
                          transactions, including bad checks drawn on banks    FraudLink PC, FraudLink Hold
                          for payment, fraudulent items deposited with banks
                          for credit and check kiting.

Back Office               Brings new efficiencies to back office operations    Adjustments/Express, Exceptions/Express,
                          through the use of state-of-the-art image and        Input/Express, Inbound Returns/Express,
                          workflow technologies.                               IRS/Express, Image Bulk-File and Fine Sort

Capture                   Offers an extensive array of enhancement products    Image Processor 2, NeXGen Solutions, CPCS
                          that add flexibility and usability to IBM's Check    Enhancements, Platform Emulation
                          Processing Control System (CPCS) and the 3890/XP
                          series of reader/sorters.

Image                     Products and services related to check image         ALS, Image Statements, Internet Statements, Net
                          capture and its related applications.                Deliver/Reject Repair, RECO, Image POD, Image
                                                                               Delivery, Image Enhancements

Archive                   Comprehensive array of check image archive           Check Image Enterprise Archive, Check Image Archive
                          management products which may be tailored to a       Load
                          bank's unique requirements based on their
                          operational environments and volumes.

Global Tracking           Offers an automated track and trace system designed  Receive Sentry to monitor items from the time they enter a bank's
                          processing stream to final disposition, which
                          enables a bank to improve labor productivity by
                          channeling resources to the place they are most
                          needed.


eMetrics                  Focuses on performance-measurement by using          eiLumen, eiPerform, eiStats, eiMicr, eiQuality
                          historical data to generate key performance
                          indicators, item processing volume data,
                          productivity statistics and quality control
                          benchmarks.

----------------------------------------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                             DESCRIPTION                                        PRODUCTS OFFERED
----------------------------------------------------------------------------------------------------------------------------------

Electronic Check          Electronic Check Enables banks to transition away    CheckLink, CheckLink PC, Deposit Manager, Branch
  Presentment             from paper-based payment systems to electronic by    Truncation Management, Cnotes
                          automating key elements of the processing stream
                          as well as improving a bank's yield from float
                          management. The aim of this product and service is
                          to reduce and eventually eliminate the movement
                          of paper payment instruments through the system,
                          automate error-prone payment processing functions,
                          consolidate payment information and provide a
                          measure of fraud prevention.

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

Recon Solutions           Improves efficiency and control over the daily       Bankrec
                          activity of balancing and reconciling financial
                          transactions. It redefines reconciliation processes
                          through technology and process improvements. In
                          addition to recommendations that improve
                          automation, control and risk management practices,
                          we employ an automated reconciliation software,
                          Bankrec-TM- -Corporate, to provide significant
                          gains in efficiency and control.

ATM Solutions             Advances ATM monitoring and management               eiManager, eiGateway, iCom
                          through the use of Internet connectivity to
                          provide electronic notification of cash and/or
                          servicing needs. Scalable to the largest ATM
                          networks, it forecasts cash and servicing needs,
                          dispatches vendors for cash replenishment and
                          maintenance services, records completed work and
                          reconciles vendor invoices, all via an electronic
                          communication infrastructure.

Cash Solutions            Reduces the amount of non-earning assets required    iCom, Reserve Link, Reserve LinkPlus
                          in reserve accounts and as cash-on-hand to meet
                          operating needs. Using both technology and process
                          reengineering, it provides management tools for
                          forecasting, tracking and optimizing a bank's
                          inventory of currency. This group of solutions
                          frees underutilized money for more productive uses.

Logistics                 Reduces armored car transportation costs incurred    Consulting Services
                          by banks in moving cash between locations and
                          replenishing ATMs. It optimizes armored car
                          utilization based on ATM locations and usage, route
                          structures and delivery frequency, as well as ATM
                          deposit processing requirements.

----------------------------------------------------------------------------------------------------------------------------------




ENTERPRISE SOLUTIONS. Enterprise Solutions provides conversion, consolidation and integration consulting services and products on a bank-wide basis. These services and products are particularly in demand in the context of continuing consolidation activity in the banking industry and the pressure by customers on banks to define and implement their e-finance strategies. Key elements of this group include:

---------------------------------------------------------------------------------------------------------------------------------
         SOLUTION                             DESCRIPTION                                        PRODUCTS OFFERED
---------------------------------------------------------------------------------------------------------------------------------

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

                          Expense reduction processes are optimization strategies to help banks reduce operation expenses across the enterprises.

Strategic Services        Assists customers in planning and implementing a     BVIP, Customer Experience Consulting, Strategy
                          total e-finance and payment strategy.                Consulting

----------------------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, the percentages that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period to period comparisons of financial results are not necessarily indicative of future results.



                                                             Three Months Ended                    Six Months Ended
                                                                  July 31,                             July 31,
                                                       ------------------------------      -------------------------------
                                                            2001            2000                2001             2000
                                                       --------------   -------------      --------------    -------------
     Revenues:
       Consulting fees ............................         31.5%           75.9%               43.0%            68.8%
       Software license fees ......................         35.6             6.5                29.2             11.9
       Software maintenance fees  .................         19.0             9.5                16.3              9.8
       Software implementation fees ...............         13.9             8.1                11.5              9.5
                                                       --------------   -------------      --------------    -------------
         Total revenues  ..........................        100.0           100.0               100.0            100.0

     Cost of revenues:
       Consulting fees ............................         28.2            34.6                33.0             36.5
       Software license fees ......................          5.3             4.4                 5.0              4.8
       Write-off capitalized software costs .......          8.3              --                 4.8               --
       Software maintenance fees ..................          5.3             2.8                 5.2              2.6
       Software implementation fees ...............         10.4             4.3                 8.8              4.8
                                                       --------------   -------------      --------------    -------------
         Total cost of revenues ...................         57.5            46.1                56.8             48.7
                                                       --------------   -------------      --------------    -------------
     Gross profit .................................         42.5            53.9                43.2             51.3
                                                       --------------   -------------      --------------    -------------

     Operating costs and expenses:
       Selling, general and administrative ........         41.6            30.8                38.9             32.3
       Research and development ...................          5.9             5.0                 4.9              4.8
       Amortization of goodwill and intangible
       assets .....................................          3.4              --                 1.9               --
       Merger-related costs .......................         46.1              --                26.3               --
                                                       --------------   -------------      --------------    -------------
         Total operating costs and expenses .......         97.0            35.8                72.0             37.1

     Income (loss) from operations ................        (54.5)           18.1               (28.8)            14.2
     Other income (expense) .......................         (0.1)            1.3                 1.1              1.5
                                                       --------------   -------------      --------------    -------------

     Income (loss) before provision (benefit) for
     income taxes .................................        (54.6)           19.4               (27.7)            15.7
     Provision (benefit) for income taxes .........        (20.2)            7.4               (10.3)             6.0
                                                       --------------   -------------      --------------    -------------
     Net income (loss) ............................        (34.4)%          12.0%              (17.4)%            9.7%
                                                       ==============   =============      ==============    =============


REVENUES

    REVENUES: Our total revenues increased by $5.2 million or 18% to $33.9 million for the quarter ended July 31, 2001 from $28.7 million for the quarter ended July 31, 2000, and by $8.5 million or 17% to $59.3 million for the six months ended July 31,2001 from $50.7 million for the six months ended July 31, 2000. After adjusting for the new revenue attributable to the acquisition of Check Solutions on June 6, 2001, underlying revenue decreased 27% for the quarter ended July 31, 2001 and 9% for the six months ended July 31, 2001. The decrease in both periods can be traced to a decline of revenue in both the Revenue Enhancement and Enterprise Solution business segments.

    CONSULTING FEES: Revenues from consulting fees decreased by $11.1 million or 51% to $10.7 million for the quarter ended July 31, 2001 from $21.8 million for the quarter ended July 31, 2000, and by $9.4 million or 27% to $25.5 million for the six months ended July 31, 2001 from $34.9 million for the six months ended July 31, 2000. Consulting fees have decreased primarily due to a decrease within the Revenue Enhancement business segment. Revenue Enhancement revenues decreased by $9.0 million or 61% to $5.8 million for the quarter ended July 31, 2001 from $14.8 million for the quarter ended July 31, 2000, and by $6.9 million or 33% to $13.6 million for the six months ended July 31, 2001 from $20.5 million for the six months ended July 31, 2000. The revenues of these value-priced opportunities tend to fluctuate period to period. A total of five Revenue Enhancement engagements have been delayed until future quarters. Enterprise Solutions consulting fees decreased $1.4 million or 25% to $4.5 million for the quarter ended July 31, 2001 from $5.9 million for the quarter ended July 31, 2000, and by $1.1 million or 9% to $10.9 million for the six months ended July 31, 2001 from $12.0 million for the six months ended July 31, 2000. We believe economic conditions have caused customers to delay the timing of IT spending decisions, along with increased pricing pressures on these engagements.

    SOFTWARE LICENSE FEES: Revenues from software license fees increased $10.2 million or 544% to $12.1 million for the quarter ended July 31, 2001 from $1.9 million for the quarter ended July 31, 2000, and by $11.2 million or 186% to $17.3 million for the six months ended July 31, 2001 from $6.1 million for the six months ended July 31, 2000. After adjusting for the new software license fees attributable to the Check Solutions acquisition of $8.0 million, our underlying software license fees increased 118% for the quarter ended July 31, 2001 as compared to the quarter ended July 31, 2000, and software license fees increased 54% for the six months ended July 31, 2001 as compared to the six months ended July 31, 2000. Underlying growth in software license fees is a result of increased demand for our FraudLink solutions both in the United States and in our foreign markets, particularly Australia.

    SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased $3.7 million or 137% to $6.4 million for the quarter ended July 31, 2001 from $2.7 million for the quarter ended July 31, 2000, and by $4.6 million or 93% to $9.6 million for the six months ended July 31, 2001 from $5.0 million for the six months ended July 31, 2000. After adjusting for new software maintenance fees attributable to the Check Solutions acquisition of $3.0 million, our underlying software maintenance fees increased 26% for the quarter ended July 31, 2001 as compared to the quarter ended July 31, 2000, and underlying software maintenance fees increased 32% for the six months ended July 31, 2001 as compared to the six months ended July 31, 2000. Our underlying software maintenance fees have increased as a result of increased software revenue during the last four fiscal quarters, resulting in an increased number of customers and products under maintenance contracts. Maintenance contacts are also normally subject to annual rate increases, usually between 5% and 10%.

    SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased $2.4 million or 104% to $4.7 million for the quarter ended July 31, 2001 from $2.3 million for the quarter ended July 31, 2000, and by $2.0 million or 42% to $6.8 million for the six months ended July 31, 2001 from $4.8 million for the six months ended July 31, 2000. After adjusting for new software implementing fees attributable to the Check Solutions acquisition of $2.1 million, our underlying software implementation fees increased 13% for the quarter ended July 31, 2001 as compared to the quarter ended July 31, 2000, and underlying software implementation fees decreased 1% for the six months ended July 31, 2001 as compared to the six months ended July 31, 2000. The lack of growth of software implementation fees, even though we experienced underlying growth of new software license fees, is due to our product mix and the decision to discontinue our CheckFlow product. The majority of the software license growth is in the FraudLink Solutions, which generally require less complicated and therefore less expensive installations.

COST OF REVENUES

    COST OF REVENUES: Our total cost of revenues have increased $6.2 million or 47% to $19.5 for the quarter ended July 31, 2001 from $13.2 million for the quarter ended July 31, 2000, and by $9.0 million or 36% to $33.7 million for the six months ended July 31, 2001 from $24.7 million for the six months ended July 31, 2000.

    After adjusting for cost of revenues attributable to the Check Solutions acquisition of $2.6 million and write-off of capitalized software costs of $2.8 million, our underlying cost of revenues increased 6%. This increase, while modest, has come at a time of declining revenues, which has negatively impacted our operating margins. The majority of the increase is due to increased personnel costs for value-priced consulting efforts where the corresponding revenue has been delayed.

    COST OF CONSULTING: Cost of consulting decreased $300,000 or 4% to $9.6 million for the quarter ended July 31, 2001 from $9.9 million for the quarter ended July 31, 2000. Cost of consulting as a percentage of consulting fees increased to 90% for the quarter ended July 31, 2001 from 46% for the quarter ended July 31, 2000. Cost of consulting increased $1.1 million or 6% to $19.6 million for the six months ended July 31, 2001 from $18.5 million for the six months ended July 31, 2000. Cost of consulting as a percentage of consulting fees increased to 77% for the six months ended July 31, 2001 from 53% for the six months ended July 31, 2000. There has been no impact on these costs attributable to the Check Solutions acquisition. The decrease in the cost of consulting for the quarter ended July 31, 2001 is due to increased salary expense offset by a larger decrease in bonuses accrued during the period. The increase in the cost of consulting as a percentage of consulting fees during the quarter ended July 31, 2001 is due to the aforementioned decline in consulting fees in both the Revenue Enhancement and Enterprise Solutions business segments at a higher rate than the decline in costs.

    COST OF SOFTWARE LICENSES: Cost of software licenses increased $500,000 or 41% to $1.8 million for the quarter ended July 31, 2001 from $1.3 million for the quarter ended July 31, 2000. Cost of software licenses as a percentage of software license fees decreased to 15% for the quarter ended July 31, 2001 from 67% for the quarter ended July 31, 2000. Cost of software licenses increased $600,000 or 23% to $3.0 million for the six months ended July 31, 2001 from $2.4 million for the six months ended July 31, 2000. Cost of software licenses as a percentage of software license fees decreased to 17% for the six months ended July 31, 2001 from 40% for the six months ended July 31, 2000. The primary reason for the increase in costs is due to the addition of $900,000 of costs from Check Solutions, offset by underlying decreases in software royalties. However, we derived almost $8.0 million of software revenue from Check Solutions, which sharply decreased our cost of software licenses as a percentage of software license fees.

    WRITE-OFF OF CAPITALIZED SOFTWARE COSTS: During the second quarter of fiscal 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on the Company's calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

    COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased $1.0 million or 124% to $1.8 million for the quarter ended July 31, 2001 from $800,000 for the quarter ended July 31, 2000. Costs of software maintenance as a percentage of software maintenance fees decreased to 28% for the quarter ended July 31, 2001 from 29% for the quarter ended July 31, 2000. Cost of software maintenance increased $1.8 million or 131% to $3.1 million for the six months ended July 31, 2001 from $1.3 million for the six months ended July 31, 2000. Cost of software maintenance as a percentage of software maintenance fees increased to 32% for the six months ended July 31, 2001 from 27% for the six months ended July 31, 2000. The acquisition of Check Solutions increased maintenance costs by $600,000, and additionally the underlying cost of providing customer support for software products sold has continued to increase as a result of increases in personnel costs for the six months ended July 31, 2001.

    COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased $2.3 million or 183% to $3.5 million for the quarter ended July 31, 2001 from $1.2 million for the quarter ended July 31, 2000. Cost of software implementation as a percentage of related fees increased to 74% for the quarter ended July 31, 2001 from 54% for the quarter ended July 31, 2000. Cost of software implementation increased $2.7 million or 113% to $5.2 million for the six months ended July 31, 2001 from $2.5 million for the six months ended July 31, 2000. Cost of software implementation as a percentage of related fees increased to 77% for the six months ended July 31, 2001 from 51% during the six months ended July 31, 2000. The acquisition of Check Solutions increased the costs of software implementation by $1.2 million, although the underlying cost of these implementations continues to increase primarily due to increased personnel costs at a time when the related revenues have remained relatively flat.

OPERATING COSTS AND EXPENSES

    SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased $5.3 million or 60% to $14.1 million for the quarter ended July 31, 2001 from $8.8 million for the quarter ended July 31, 2000. Selling, general and administrative expenses as a percent of revenue increased to 42% for the quarter ended July 31, 2001 from 31% for the quarter ended July 31, 2000. Selling, general and administrative expenses increased $6.6 million or 40% to $23.0 million for the six months ended July 31, 2001 from $16.4 million for the six months ended July 31, 2000. Selling, general and administrative expenses as a percent of revenue increased to 39% for the six months ended July 31, 2001 from 32% for the six months ended July 31, 2000. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management, software management, provision for doubtful accounts as well as fees for professional services and other related costs. The acquisition of Check Solutions increased selling, general and administrative expenses by $3.3 million reflecting the additional costs associated with the Check Solutions' operations. Underlying selling, general and administrative expenses increased by 23% for the quarter ended July 31, 2001 as compared to the quarter ended July 31, 2000, and 20% for the six months ended July 31, 2001,as compared to the six months ended July 31, 2000. The increase in these expenses reflect increased personnel costs, travel and office costs.

    RESEARCH AND DEVELOPMENT: Research and development expenses increased $600,000 or 39% to $2.0 million for the quarter ended July 31, 2001 from $1.4 million for the quarter ended July 31, 2000. Research and development expenses increased $500,000 or 18% to $2.9 million for the six months ended July 31, 2001 from $2.4 million for the six months ended July 31, 2000. The acquisition of Check Solutions increased research and development expense by $1.6 million during the quarter ended July 31, 2001, however this was offset by an underlying decrease of research and development expense, as more spending has taken place on projects that have reached technological feasibility and therefore have been capitalized.

    AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS: Amortization of intangibles was $1.1 million for the quarter and six months ended July 31, 2001. This amortization is a direct result of the amortization of the intangible assets from the acquisition of Check Solutions. The portion of the amortization attributable to goodwill and intangibles with an indefinite life will cease to be amortized effective February 2002, when the Company adopts Statement of Financial Standards No. 141 and No. 142.

    MERGER-RELATED COSTS: In connection with the acquisition of Check Solutions, we recorded $15.6 million in merger-related costs (consisting of $11.3 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs). These costs are summarized below (In thousands):

                                              --------------------

                                                MERGER-RELATED
                                                    COSTS
                                              -------------------
     Workforce reductions..................    $      1,925
     Charges relating to CheckFlow Suite...          10,833
     In-process research and development
       costs...............................           2,300
     Facility closures.....................             240
     Other.................................             298
                                              -------------------
     Total.................................    $     15,596
                                              ===================

    Included in merger-related costs was $1.9 million of cash termination benefits associated with the separation of approximately 50 employees. Most of the affected employees will leave their positions by October 31, 2001.

    After an extensive review of the CheckFlow Suite product line, and considering the difficulties reported to us by customers with achieving the business functionality originally envisioned for the CheckFlow Suite, we determined that the CheckFlow Suite was no longer viable in the market in the form originally developed. We developed the CheckFlow Suite with PegaSystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 (the "Agreement"). Pega filed suit to restrain us from developing, marketing, licensing, advertising, leasing or selling any products, including certain Exceptions Management ("EM") products acquired during the Check Solutions business combination, that allegedly compete with products jointly developed under the Agreement. On August 27, 2001, we sent Pega notice of termination of the Agreement. That same day, we initiated an arbitration proceeding seeking damages for Pega's prior and material breaches of the Agreement.

    The charges related to CheckFlow Suite included a write-off of capitalized software costs, accounts receivable net of deferred revenue, settlements and estimated implementation costs for existing CheckFlow customers, write-off of prepaid royalties previously paid to Pega, and payments under existing work orders and other product wind-down costs.

    As described in footnote 2, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which have not yet reached technological feasibility or that have no alternative future use.

    The facility closure charge includes $240,000 for office space, which will no longer be utilized as a result of the acquisition.

    The activity related to the merger-related costs reserve balance is as follows (In thousands):

                                          -------------------------------------------------------------------------------------
                                                              Charges relating
                                             Workforce          to CheckFlow         Facility
                                            Reductions             Suite             Closures         Other          Total
                                          ----------------  --------------------   --------------  -------------  -------------

May 1, 2001 reserve balance.............. $          --     $              --      $        --     $       --     $       --
Merger costs, excluding in-process
  research and development costs.........         1,925                10,833              240            298         13,296
Cash paid................................          (305)                 (317)              --             --           (622)
Non-cash charges against reserve.........            --                (5,181)              --           (298)        (5,479)
Other....................................            --                   150               --             --            150
                                          ----------------  --------------------   --------------  -------------  -------------
July 31, 2001 reserve balance............ $       1,620     $           5,485      $       240     $       --     $    7,345
                                          ================  ====================   ==============  =============  =============

    INTEREST INCOME: Interest income increased $200,000 or 44% to $600,000 for the three months ended July 31, 2001 from $400,000 for the three months ended July 31, 2000. Interest income increased $500,000 or 71% to $1.3 million for the six months July 31, 2001 from $800,000 for the six months ended July 31, 2000. Interest income increased due to the addition of $32.0 million of net proceeds related to our public offering of 2,000,000 shares of common stock, at a price of $17.00 per share, in November 2000. As these proceeds were used to fund the Check Solutions acquisition, we expect interest income to decrease in the future.

    INTEREST EXPENSE: Interest expense is primarily the result of the borrowings under the new three year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. All borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on the Company's ratio of funded debt to EBITDA; or LIBOR plus a margin equal to 1.50% to 2.25% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.25% to 0.50% depending on our ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. As of July 31, 2001, we believe it is in compliance with the covenants of the revolving credit agreement. Substantially all of our assets collateralize this Revolving Credit Agreement. At July 31, 2001, we have borrowed $45.0 million to fund the acquisition of Check Solutions and has available $15.0 million under the Revolving Credit Agreement.

    PROVISION (BENEFIT) FOR INCOME TAXES: The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. Our effective income tax rate was 37% for the quarter and six months ended July 31, 2001 compared to 38% for the quarter and six months ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2001, we had $46.4 million of working capital, including $34.4 million in cash and cash equivalents, as compared to $111.8 million of working capital as of January 31, 2001, including $63.1 million of cash and cash equivalents. The decrease in both working capital and cash was the result of the acquisition of Check Solutions.

    During the six months ended July 31, 2001, we used operating cash of $5.7 million. Operating cash of $9.0 million was used to fund the Strategic Alliance with Xchange Applications, Inc. Another use of cash was the increase in our income tax receivable due to our recent operating loss.

    Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days sales outstanding (DSO) with a comparative column, which adds reimbursed expenses to the revenue portion of the computation:


       QUARTER ENDED                 DSO          DSO INCLUDING EXPENSE REIMBURSEMENTS*
       -------------                 ---          ------------------------------------
       July 31, 2001                 147                           137
       April 30, 2001                169                           151
       January 31, 2001              131                           119
       October 31, 2000              120                           108
       July 31, 2000                 123                           112


    * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are included in outstanding receivables.

    Cash used in investing activities during the six months ended July 31, 2001 was $67.7 million and was used primarily to fund the purchase of Check Solutions.

    Cash provided by financing activities for the six months ended July 31, 2001 was $44.7 million and primarily resulted from the proceeds from the issuance of long-term debt.

    On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. All borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on the Company's ratio of funded debt to EBITDA; or LIBOR plus a margin equal to 1.50% to 2.25% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.25% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. As of July 31, 2001, the Company believes it is in compliance with the covenants of the revolving credit agreement. Substantially all of the Company's assets collateralize this Revolving Credit Agreement.

    At July 31, 2001, we have borrowed $45.0 million to fund the acquisition of Check Solutions and have available $15.0 million under the Revolving Credit Agreement.

    On November 3, 2000, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 relating to our public offering of 2,000,000 shares of common stock, at a price of $17.00 per share. In connection with this offering, existing stockholders sold an additional 3,175,000 shares. The $32,011,000 of net proceeds that we received was used primarily to fund the cash portion of our acquisition of Check Solutions.

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

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $6.8 million ($0.31 per share using the dilutive number of shares at July 31, 2001) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has not yet determined what the effect of these will be on the earnings and financial position of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We invest our cash in a variety of financial instruments. These investments are denominated in U.S. dollars and maintained with nationally recognized financial institutions, and mutual fund companies.

    We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). We treat all of our cash equivalents and short-term investments as available-for-sale under SFAS 115.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At July 31, 2001, we did not hold any fixed rate investments.

                            PART II OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

    Pegasystems, Inc. ("Pega") filed a Complaint on or about August 7, 2001 in the Court of Chancery in the State of Delaware, New Castle County (the "Delaware Court"), seeking to enjoin and restrain us until December 31, 2004 from developing, marketing, licensing, advertising, leasing, or selling any products (including certain products acquired during the Check Solutions business combination) that allegedly compete with products jointly developed by us and Pega under the Product Development, Distribution and Sublicensing Agreement (the "Agreement") between Carreker and Pega effective May 5, 1999. We responded to the Complaint and related motions filed by Pega, denying Pega's right to the equitable relief sought. On August 27, 2001 we sent Pega notice of termination of the Agreement. That same day, we initiated an arbitration proceeding in which Carreker seeks damages for Pega's prior and material breaches of the Agreement. On September 11, 2001 the Delaware Court held a hearing on Pega's motion for preliminary injunction. The Court has taken the matter under advisement. We intend to defend vigorously the action in the Delaware Court and to prosecute fully the arbitration.

    We are subject from time to time to certain other claims and legal proceedings arising in the ordinary course of our business. Although we do not believe that the cost or liability that may result from the resolution of these other claims or legal proceedings against us will be material, there can be no assurance in this regard.


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our Annual Meeting of Stockholders held on July 19, 2001, four proposals were adopted by our stockholders: (1) the election of three directors as Class II directors for terms expiring at the Annual Meeting of Stockholders in 2004 as described in our Proxy Statement for the Annual Meeting (Messrs. James D. Carreker, David K. Sias, and Ronald G. Steinhart were re-elected as directors; Messrs. John D. Carreker, Jr., James R. Erwin, James L. Fischer, Donald L. House and Richard R. Lee, Jr. continued as directors); (2) the ratification of the appointment of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending January 31, 2002; (3) the approval to amend and restate the Company's 1994 Long Term Incentive Plan to make an additional 1,800,000 shares of Common Stock available for issuance under the Plan; and (4) the approval to amend and restate the Company's Director Stock Option Plan to make an additional 100,000 shares of Common Stock available for issuance under the Plan. The number of shares cast for and against as well as the number of abstentions as to each of these matters (other than the election of directors) are as follows:


  PROPOSAL                                               SHARES FOR      SHARES AGAINST        ABSTENTIONS
  --------                                               ----------      --------------        -----------
  Ratification of accountants.....................       18,978,793              65,209             17,199
  Amendment to 1994 Long Term Incentive Plan......        8,900,911           6,616,399             61,451
  Amendment to Director Stock Option Plan.........        8,370,521           7,143,994             64,246

  ELECTION OF DIRECTORS                                  SHARES FOR      SHARES WITHHELD
  ---------------------                                  ----------      ---------------
  James D. Carreker...............................       18,254,761           806,440
  David K. Sias...................................       18,254,701           806,500
  Ronald G. Steinhart.............................       18,305,544           755,657


ITEM 5.        OTHER INFORMATION

    On June 6, 2001 we acquired Check Solutions Company, a New York general partnership ("Check Solutions") for $109.5 million in cash payable to Check Solutions partners. The transaction was accounted for as a purchase.

    On June 5, 2001, in connection with the acquisition of Check Solutions, we entered into a three year $60.0 million revolving credit agreement with a group of banks. Under the agreement, we borrowed $45.0 million to fund the acquisition. All borrowings are due on June 5, 2004 under the agreement.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


               (a) Exhibits

                   Number       Exhibit Description
                   ------       -------------------

                   10.1         Amendment No. 1 to Exchange Reseller Agreement dated
                                June 29, 2001.

               (b) Reports on Form 8-K
                   We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended July 31, 2001:

                   (i) A current report on Form 8-K dated May 25, 2001 was filed with the Securities and Exchange Commission on May 29, 2001.

                   (ii) A current report on Form 8-K dated June 6, 2001 was filed with Securities and Exchange Commission on June 8, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CARREKER CORPORATION




By:         /s/ John D. Carreker, Jr.                  Date: September 14, 2001
  --------------------------------------------             --------------------
  John D. Carreker, Jr.
  Chairman of the Board and
  Chief Executive Officer




By:         /s/ Terry L. Gage                          Date: September 14, 2001
  --------------------------------------------             --------------------
  Terry L. Gage
  Executive Vice President and
  Chief Financial Officer