Form 10-Q
period 2001-10-31
CARREKER CORP
filed 2001-12-14
CIK 1057709

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

Commission file number ___0-24201________________


                              Carreker Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                      75-1622836
--------------------------------------         ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

   4055 Valley View Lane, #1000
   Dallas, Texas                                           75244
---------------------------------------        ---------------------------------
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

Common Stock, $.01 par value --- 21,896,842 shares as of November 30, 2001.

                                                  CARREKER CORPORATION

                                                         INDEX


                                                                                                                              PAGE
                                                                                                                              ----
PART I:            FINANCIAL INFORMATION

     ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                   CONDENSED CONSOLIDATED BALANCE SHEETS AT OCTOBER 31, 2001 AND JANUARY 31, 2001                               3

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED                          4
                   OCTOBER 31, 2001 AND 2000

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED                          5
                   OCTOBER 31, 2001 AND 2000

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                         6


     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       16

     ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                  31



PART II:           OTHER INFORMATION

     ITEM 1.       LEGAL PROCEEDINGS                                                                                           32

     ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                   32

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                                             32

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                         32

     ITEM 5.       OTHER INFORMATION                                                                                           32

     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                                            32


SIGNATURES                                                                                                                     33


PART I FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                                           CARREKER CORPORATION
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)
                                              (IN THOUSANDS)



                                                           ASSETS
                                                                                     OCTOBER 31,     JANUARY 31,
                                                                                        2001            2001
                                                                                     -----------     -----------
CURRENT ASSETS
    Cash and cash equivalents.............................................           $    24,707     $    63,098
    Short-term investments................................................                    --          15,407
    Accounts receivable, net..............................................                54,160          44,746
    Federal income tax receivable.........................................                 8,237           5,372
    Prepaid software royalties............................................                   388             635
    Prepaid expenses and other current assets.............................                 6,271           1,919
    Deferred income taxes.................................................                   868             678
                                                                                     -----------     -----------
Total current assets......................................................                94,631         131,855

Property and equipment, net of accumulated depreciation ..................                 7,904           5,888
Software costs, net of accumulated amortization...........................                27,389          10,222
Goodwill, net of accumulated amortization.................................                65,839              --
Intangible assets, net of accumulated amortization........................                13,028              --
Deferred loan costs.......................................................                   842              --
Deferred income taxes.....................................................                 2,605              29
Other assets..............................................................                   721              80
                                                                                     -----------     -----------
Total assets..............................................................           $   212,959     $   148,074
                                                                                     ===========     ===========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable......................................................           $     3,588     $     3,521
    Accrued compensation and benefits.....................................                19,520           1,925
    Other accrued expenses ...............................................                 6,862           3,902
    Note payable .........................................................                    --             880
    Income taxes payable .................................................                    --             862
    Deferred revenue......................................................                30,433           9,010
    Accrued merger costs..................................................                10,299              --
                                                                                     -----------     -----------
Total current liabilities.................................................                70,702          20,100
Long-term debt............................................................                45,000              --
Deferred income taxes.....................................................                 3,473           2,916
Deferred revenue..........................................................                 2,775              --
                                                                                     -----------     -----------
Total liabilities.........................................................               121,950          23,016
                                                                                     -----------     -----------
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value:
        2,000 shares authorized; no shares issued or outstanding..........                    --              --
    Common stock, $.01 par value:
        100,000 shares authorized; 21,897 and 21,720 shares issued,                          219             217
        respectively......................................................
    Additional paid-in capital............................................                93,583          90,873
    Deferred compensation.................................................                    (9)             --
    Retained earnings (deficit)...........................................                (2,289)         34,440
    Less treasury stock, at cost:  22 and 18 common shares as of October
      31, 2001 and January 31, 2001, respectively ........................                  (495)           (472)
                                                                                     -----------     -----------
Total stockholders' equity................................................                91,009         125,058
                                                                                     -----------     -----------
Total liabilities and stockholders' equity................................           $   212,959     $   148,074
                                                                                     ===========     ===========


                                    See accompanying notes.

                                                  CARREKER CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         OCTOBER 31,                 OCTOBER 31,
                                                               ---------------------------   ---------------------------
                                                                   2001           2000           2001          2000
                                                               ------------   ------------   ------------   ------------
REVENUES:
  Consulting fees ............................................ $      7,066   $     17,620   $     32,567   $     52,496
  Software license fees ......................................        7,169          5,712         24,461         11,757
  Software maintenance fees ..................................        9,257          2,970         18,890          7,965
  Software implementation fees ...............................        6,192          2,455         13,022          7,262
                                                               ------------   ------------   ------------   ------------
      Total revenues .........................................       29,684         28,757         88,940         79,480

COST OF REVENUES:
  Consulting fees ............................................        8,312          9,658         27,885         28,144
  Software license fees ......................................        2,004          1,602          4,957          4,009
  Write-off of capitalized software costs and prepaid
    software royalties .......................................       12,089             --         14,908             --
  Software maintenance fees ..................................        2,041            800          5,124          2,133
  Software implementation fees ...............................        5,056          1,583         10,287          4,039
                                                               ------------   ------------   ------------   ------------
      Total cost of revenues .................................       29,502         13,643         63,161         38,325
                                                               ------------   ------------   ------------   ------------
GROSS PROFIT .................................................          182         15,114         25,779         41,155
                                                               ------------   ------------   ------------   ------------

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative ........................       14,629          7,816         37,658         24,235
  Research and development ...................................        3,241          1,625          6,118          4,054
  Amortization of goodwill and intangible assets .............        1,709             --          2,851             --
  Merger-related costs .......................................        4,239             --         19,835             --
                                                               ------------   ------------   ------------   ------------
      Total operating costs and expenses .....................       23,818          9,441         66,462         28,289
                                                               ------------   ------------   ------------   ------------
Income (loss) from operations ................................      (23,636)         5,673        (40,683)        12,866
                                                               ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest income, net .......................................          175            394          1,514          1,176
  Interest expense, net ......................................          815             39          1,440             55
  Other income (expense): ....................................          (24)           (25)           (86)           (45)
                                                               ------------   ------------   ------------   ------------
      Total other income (expense) ...........................         (664)           330            (12)         1,076

Income (loss) before provision (benefit) for income taxes ....      (24,300)         6,003        (40,695)        13,942
Provision (benefit) for income taxes .........................        2,100          2,281         (3,966)         5,298
                                                               ------------   ------------   ------------   ------------
Net income (loss) ............................................ $    (26,400)  $      3,722   $    (36,729)  $      8,644
                                                               ============   ============   ============   ============
Basic earnings (loss) per share .............................. $      (1.21)  $       0.20   $      (1.68)  $       0.46
                                                               ============   ============   ============   ============
Diluted earnings (loss) per share ............................ $      (1.21)  $       0.19   $      (1.68)  $       0.44
                                                               ============   ============   ============   ============
Shares used in computing basic earnings (loss) per share .....       21,890         18,825         21,839         18,624
Shares used in computing diluted earnings (loss) per share ...       21,890         20,036         21,839         19,640

                             See accompanying notes.


                                                    CARREKER CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                        (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         OCTOBER 31,                 OCTOBER 31,
                                                               ---------------------------   ---------------------------
                                                                   2001           2000           2001          2000
                                                               ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss) .......................................... $    (26,400)  $      3,722   $    (36,729)  $      8,644
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization of property and equipment ..        1,053            671          2,657          1,857
    Amortization of software costs ...........................        1,461          1,077          3,954          2,771
    Amortization of goodwill and intangible assets ...........        1,708             --          2,851             --
    Compensation earned under employee/director stock
      option plan ............................................           10             64             47            196
    Tax benefit from exercises of stock options ..............           57             --          1,502             --
    Deferred income taxes ....................................        2,354         (2,520)        (2,238)        (1,777)
    Non-cash portion of merger-related costs .................        2,955             --         18,077             --
    Write-off of capitalized software costs and prepaid
      software royalties .....................................       12,089             --         14,908             --
    Provision for doubtful accounts ..........................          202            216          1,028          1,176
    Amortization of software royalties .......................          365             --            453             --
    Amortization of deferred loan costs ......................           93             --            136             --
    Loss on sale of asset ....................................            2              9             11              9
    Changes in operating assets and liabilities, net of
      effects of acquisitions
        Accounts receivable ..................................          800            503           (631)        (8,617)
        Prepaid expenses and other assets ....................       (1,202)           437         (3,984)          (854)
        Prepayment of software royalty .......................       (1,400)            --        (10,400)            --
        Accounts payable and accrued expenses ................         (152)          (389)        (1,582)         1,301
        Income taxes payable/receivable ......................         (378)           412         (3,727)           112
        Deferred revenue .....................................       (1,897)         1,062           (278)         1,331
                                                               ------------   ------------   ------------   ------------
Net cash (used in) provided by operating activities ..........       (8,280)         5,264        (13,945)         6,149
                                                               ------------   ------------   ------------   ------------
INVESTING ACTIVITIES:
  Purchases of short-term investments ........................           --        (13,944)            --        (23,244)
  Sales and maturities of short-term investments .............           --          9,846         15,407         20,720
  Acquisitions, net of cash acquired .........................         (202)            --        (78,051)        (5,268)
  Purchases of property and equipment ........................         (198)          (649)        (2,343)        (2,381)
  Computer software costs capitalized ........................         (589)            --         (3,753)          (358)
  Proceeds from disposition of assets ........................           --             --             22             --
                                                               ------------   ------------   ------------   ------------
Net cash used in investing activities ........................         (989)        (4,747)       (68,718)       (10,531)

FINANCING ACTIVITIES:
  Purchase of treasury stock .................................          (22)            --            (23)            --
  Proceeds from issuance of long-term debt ...................           --             --         45,000             --
  Payment of deferred loan costs .............................         (141)            --           (979)            --
  Proceeds from exercises of stock options ...................           75          2,730          1,154          3,523
  Payments on notes payable ..................................         (300)          (293)          (880)          (293)
                                                               ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities .......... $       (388)  $      2,437   $     44,272   $      3,230
                                                               ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents .........       (9,657)         2,954        (38,391)        (1,152)
Cash and cash equivalents at beginning of period .............       34,364         21,867         63,098         25,973
                                                               ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period ...................       24,707         24,821         24,707         24,821
                                                               ============   ============   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid for interest ..................................... $        698   $         14   $        772   $         30
                                                               ============   ============   ============   ============
  Cash paid for income taxes, net ............................ $         37   $      4,471   $        459   $      7,016
                                                               ============   ============   ============   ============

                             See accompanying notes.

                              CARREKER CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS FOR THE THREE AND NINE MONTHS ENDED
                           OCTOBER 31, 2001 AND 2000

                                     PART I

1.       BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

    The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three and nine months ended October 31, 2001 and 2000 are not necessarily indicative of the results for the full year.

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

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $6.8 million ($0.31 per share using the dilutive number of shares at October 31, 2001) per year. During the year commencing February 1, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, and has not yet determined what effect, if any, these will have on the earnings and financial position of the Company.

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

    On June 6, 2001, the Company completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions") for $109.5 million in cash, plus an additional $2.0 million of direct acquisition costs. Check Solutions is a check and image processing software and installation business that services the payment-processing sector of the financial industry. The operating results of Check Solutions are reported in the Business Segment and Revenue Concentration footnote in the Global Technology Solutions segment. The Company funded the acquisition through $64.5 million of its cash, and funded the remaining $45.0 million from proceeds under the Revolving Credit Agreement as described in footnote 11.

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

    The Company has obtained an independent appraisal of the fair values of the identified intangible assets, and their remaining useful lives, which are being amortized on a straight-line basis.

    A summary of the assets acquired and liabilities assumed in the acquisition follows (In thousands):



     Net assets of Check Solutions.............................................  $     3,283
     Current technology and software products (estimated life of 5-6 years)....       24,200
     Customer relationships (estimated life of 6 years)........................        8,400
     Assembled workforce (estimated life of 6 years)...........................        5,600
     Goodwill (estimated life of 15 years).....................................       67,717
     In-process research and development.......................................        2,300
                                                                                 -----------
           Total purchase price................................................  $   111,500
                                                                                 ===========


    In connection with the acquisition of Check Solutions, a portion of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The $2.3 million attributed to IPR&D was expensed on the date of the acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative future use.

    The following unaudited pro forma financial information for the three and nine months ended October 31, 2001 and 2000, assumes the Check Solutions acquisition occurred at the beginning of the respective periods (In thousands, except per share data).



                                                THREE MONTHS ENDED OCTOBER 31,     NINE MONTHS ENDED OCTOBER 31,
                                                ------------------------------    ------------------------------
                                                     2001            2000             2001              2000
                                                --------------   -------------    --------------    ------------
     Revenue...............................     $      29,684    $     35,666     $     103,665     $   102,759
     Net loss..............................     $     (26,400)   $     (3,084)    $     (41,031)    $    (3,411)
     Primary and diluted loss per share....     $       (1.21)   $      (0.16)    $       (1.88)    $     (0.18)


    The unaudited pro-forma financial information for the three months ended October 31, 2000 combines the Company's historical statement of operations for the three months ended October 31, 2000 with Check Solutions' historical statement of operations for the three months ended September 30, 2000. The unaudited pro-forma financial information for the nine months ended October 31, 2001 combines the Company's statement of operations for the nine months ended October 31, 2001, which includes Check Solutions since the acquisition date of June 6, 2001 with Check Solutions historical statement of operations for the four months ended May 31, 2001. The unaudited pro-forma financial information for the nine months ended October 31, 2000 combines the Company's historical statement of operations for the nine months ended October 31, 2000 with Check Solutions' historical statement of operations for the nine months ended September 30, 2000.

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

3.       CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At October 31, 2001, cash equivalents consisted principally of an overnight investment account maintained with a nationally recognized financial institution and shares in a mutual fund that invests principally in U.S. Treasury Securities.


4.       SHORT-TERM INVESTMENTS

    The Company considers investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax-exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. The fair value of debt securities is determined based upon current market value price quotes by security. As of October 31, 2001, all short-term investments have been liquidated.


5.       ACCOUNTS RECEIVABLE

    Accounts Receivable include unbilled amounts that represent receivables for work performed, or for software delivered which are billed shortly after the end of the period or for which billings upon mutual agreement have not been presented to the customers. These receivables are generally billed and collected within one year of the completion of the service, or the delivery of the software. Accounts receivable include $21,521,000 and $24,055,000 of unbilled receivables at October 31, 2001 and January 31, 2001, respectively.

6.       DEFERRED LOAN COSTS

    Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement. The costs are being amortized over the 36 month life of the credit agreement.


7.       INCOME TAXES

    Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual rate. The primary reason the effective annualized tax rate for the year ending January 31, 2002 differs from the 35 percent statutory corporate tax rate is due to cumulative losses incurred by the Company which have not been benefited as these losses cannot be carried back and do not meet the "more likely than not" criteria required for recognition under Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES.

8.       EARNINGS PER SHARE

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

    The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended October 31, 2001 and 2000 (In thousands, except per share amounts):



                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      OCTOBER 31,                OCTOBER 31,
                                                                ----------------------     ----------------------
                                                                  2001          2000         2001          2000
                                                                ---------     --------     ---------     --------
Basic earnings per share:
   Net income (loss) ......................................     $(26,400)     $  3,722     $(36,729)     $  8,644
                                                                =========     ========     =========     ========
   Weighted average shares outstanding ....................       21,890        18,825       21,839        18,624
                                                                =========     ========     =========     ========
   Basic earnings (loss) per share ........................     $  (1.21)     $   0.20     $  (1.68)     $   0.46
                                                                =========     ========     =========     ========

Diluted earnings per share:
   Net income (loss) ......................................     $(26,400)     $  3,722     $(36,729)     $  8,644
                                                                =========     ========     =========     ========

   Weighted average shares outstanding ....................       21,890        18,825       21,839        18,624
   Assumed conversion of employee stock options ...........           --         1,211           --         1,016
                                                                ---------     --------     ---------     --------

   Shares used in diluted earnings per share calculation ..       21,890        20,036       21,839        19,640
                                                                =========     ========     =========     ========

   Diluted earnings (loss) per share ......................     $  (1.21)     $   0.19     $  (1.68)     $   0.44
                                                                =========     ========     =========     ========


9.   BUSINESS SEGMENTS AND REVENUE CONCENTRATION

    The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Technology Solutions and Enterprise Solutions. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. During the three and nine months ended October 31, 2001, the Company updated the composition of its reportable business segments to combine the Cash Solutions and Payment Solutions business segments with Check Solutions to form the Global Technology Solutions business segment. Segment information from all prior periods have been reclassified to conform with the current presentation. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results include costs for research and development as well as product royalty expense, the amortization of goodwill and intangible assets, the write-off of capitalized software costs and merger-related costs (In thousands):



                                                                          THREE MONTHS ENDED OCTOBER 31, 2001
                                                     ------------------------------------------------------------------------

                                                                       Global
                                                       Revenue       Technology      Enterprise      Corporate
                                                     Enhancement     Solutions       Solutions      Unallocated        Total
                                                     -----------     ----------      ----------     -----------      --------
Revenues:
    Consulting fees ...........................      $   3,389       $     163       $   3,514      $      --        $  7,066
    Software license fees .....................            712           6,457              --             --           7,169
    Software maintenance fees .................             --           9,257              --             --           9,257
    Software implementation fees ..............            291           5,901              --             --           6,192
    Intercompany revenue ......................             --             (94)             94             --              --
                                                     -----------     ----------      ----------     -----------      --------
       Total revenues .........................      $   4,392       $  21,684       $   3,608      $      --        $ 29,684
                                                     ===========     ==========      ==========     ===========      ========

Income (loss) from operations before
  amortization of goodwill and intangible
  assets and unusual charges ..................      $  (1,117)      $     984       $     102      $  (5,568)       $ (5,599)

    Amortization of goodwill and intangible
       assets .................................             --           1,709              --             --           1,709
    Write-off of capitalized software costs
       and prepaid software royalties .........         12,089              --              --             --          12,089
    Merger-related costs ......................             --           4,239              --             --           4,239
                                                     -----------     ----------      ----------     -----------      --------
Income (loss) from operations .................      $ (13,206)      $  (4,964)      $     102      $  (5,568)       $(23,636)
                                                     ===========     ==========      ==========     ===========      ========

                                                                          THREE MONTHS ENDED OCTOBER 31, 2000
                                                     ------------------------------------------------------------------------
                                                                       Global
                                                       Revenue       Technology       Enterprise     Corporate
                                                     Enhancement     Solutions        Solutions     Unallocated        Total
                                                     -----------     ----------       ----------    -----------      --------
Revenues:
    Consulting fees ...........................      $   9,556       $     672        $  7,392      $      --        $ 17,620
    Software license fees .....................             --           5,712              --             --           5,712
    Software maintenance fees .................             --           2,970              --             --           2,970
    Software implementation fees ..............             --           2,455              --             --           2,455
                                                     -----------     ----------      ----------     -----------      --------
       Total revenues .........................      $   9,556       $  11,809       $   7,392      $      --        $ 28,757
                                                     ===========     ==========      ==========     ===========      ========

Income (loss) from operations before
  amortization of goodwill and intangible
  assets and unusual charges ..................      $   6,593       $   1,356       $   2,244      $  (4,520)       $  5,673

    Amortization of goodwill and intangible
       assets .................................             --              --              --             --              --
    Write-off of capitalized software costs
       and prepaid software royalties .........             --              --              --             --              --
    Merger-related costs ......................             --              --              --             --              --
                                                     -----------     ----------      ----------     -----------      --------
Income (loss) from operations .................      $   6,593       $   1,356       $   2,244      $  (4,520)        $ 5,673
                                                     ===========     ==========      ==========     ===========      ========



                                                                          NINE MONTHS ENDED OCTOBER 31, 2001
                                                     ------------------------------------------------------------------------

                                                                       Global
                                                       Revenue       Technology       Enterprise     Corporate
                                                     Enhancement     Solutions        Solutions     Unallocated        Total
                                                     -----------     ----------       ----------    -----------      --------
Revenues:
    Consulting fees ...........................      $  17,027       $   1,152        $ 14,388      $      --        $ 32,567
    Software license fees .....................            772          23,689              --             --          24,461
    Software maintenance fees .................             --          18,890              --             --          18,890
    Software implementation fees ..............            815          12,207              --             --          13,022
    Intercompany revenue ......................             --            (127)            127             --              --
                                                     -----------     ----------      ----------     -----------      --------
       Total revenues .........................      $  18,614       $  55,811       $  14,515      $      --        $ 88,940
                                                     ===========     ==========      ==========     ===========      ========

Income (loss) from operations before
  amortization of goodwill and intangible
  assets and unusual charges ..................      $   4,796       $   8,272       $   1,348      $ (17,505)       $ (3,089)

    Amortization of goodwill and intangible
       assets .................................             --           2,851              --             --           2,851
    Write-off of capitalized software costs
       and prepaid software royalties .........         12,089           2,819              --             --          14,908
    Merger-related costs ......................             --          19,835              --             --          19,835
                                                     -----------     ----------      ----------     -----------      --------
Income (loss) from operations .................      $  (7,293)      $ (17,233)      $   1,348      $ (17,505)       $(40,683)
                                                     ===========     ==========      ==========     ===========      ========

                                                                          NINE MONTHS ENDED OCTOBER 31, 2000
                                                     ------------------------------------------------------------------------

                                                                       Global
                                                       Revenue       Technology       Enterprise     Corporate
                                                     Enhancement     Solutions        Solutions     Unallocated        Total
                                                     -----------     ----------       ----------    -----------      --------
Revenues
    Consulting fees ...........................      $  30,040       $   2,986       $  19,470      $      --        $ 52,496
    Software license fees .....................             --          11,757              --             --          11,757
    Software maintenance fees .................             --           7,965              --             --           7,965
    Software implementation fees ..............             --           7,112             150             --           7,262
                                                     -----------     ----------      ----------     -----------      --------
       Total revenues .........................      $  30,040       $  29,820       $  19,620      $      --        $ 79,480
                                                     ===========     ==========      ==========     ===========      ========

Income (loss) from operations before
  amortization of goodwill and intangible
  assets and unusual charges ..................      $  21,393       $      12       $   5,200      $ (13,739)       $ 12,866

    Amortization of goodwill and intangible
       assets .................................             --              --              --             --              --
    Write-off of capitalized software costs
       and prepaid software royalties .........             --              --              --             --              --
    Merger-related costs ......................             --              --              --             --              --
                                                     -----------     ----------      ----------     -----------      --------
Income (loss) from operations .................      $  21,393       $      12       $   5,200      $ (13,739)       $ 12,866
                                                     ===========     ==========      ==========     ===========      ========

    The following table summarizes revenue concentration for our largest customer and top five customers during the periods indicated. Customers comprising each category are determined for the periods indicated irrespective of companies comprising prior period amounts:

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       OCTOBER 31,                OCTOBER 31,
                                                                    ------------------        -----------------
                                                                      2001       2000          2001      2000
                                                                    --------  --------       --------  --------
Single customer...............................................         5.3%      23.2%         11.9%     31.0%
Top five customers............................................        21.2%      45.5%         32.4%     52.4%

    The Company markets its solutions in several foreign countries. Revenue for the following periods are attributed to countries based on locations of the customers (In thousands):

                                                                   THREE MONTHS ENDED
                                        ------------------------------------------------------------------
                                                  OCTOBER 31,                          OCTOBER 31,
                                                      2001                                 2000
                                        -------------------------------    -------------------------------
   United States......................   $     24,914             84%      $      25,497             89%
   United Kingdom......................         1,553              5               1,203              4
   Australia...........................           950              3               1,491              5
   Canada..............................         1,222              4                 459              2
   Other...............................         1,045              4                 107             --
                                        --------------   --------------    --------------   --------------
       Total revenue..................   $     29,684            100%      $      28,757            100%
                                        ==============   ==============    ==============   ==============


                                                                   NINE MONTHS ENDED
                                        ------------------------------------------------------------------
                                                  OCTOBER 31,                          OCTOBER 31,
                                                      2001                                 2000
                                        -------------------------------    -------------------------------
   United States......................   $     68,118             77%      $      68,688             86%
   United Kingdom......................         9,737             11               6,527              8
   Australia...........................         3,866              4               2,878              4
   Canada..............................         6,071              7               1,234              2
   Other...............................         1,148              1                 153             --
                                        --------------   --------------    --------------   --------------
       Total revenue..................   $     88,940            100%      $      79,480            100%
                                        ==============   ==============    ==============   ==============

10. MERGER-RELATED COSTS AND WRITE-OFF OF CAPITALIZED SOFTWARE COSTS AND PREPAID SOFTWARE ROYALTIES

    In connection with the acquisition of Check Solutions during the quarter ended July 31, 2001, the Company recorded $15.6 million in merger-related costs (consisting of $11.3 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs). Additionally, the Company wrote-off $2.8 million of capitalized software costs.

    In connection with the various legal and administrative actions surrounding the dispute with Pegasystems, Inc. during the quarter ended October 31, 2001, the Company recorded an additional $4.2 million of settlement and legal costs and classified them in merger-related costs on the accompanying statement of operations.

    Additionally during the quarter ended October 31, 2001, the Company wrote-off $12.1 million of prepaid software royalties. These costs are summarized below (In thousands):

                                                                    WRITE-OFF OF
                                                                    CAPITALIZED
                                                                 SOFTWARE COSTS AND
                                              MERGER-RELATED      PREPAID SOFTWARE
                                                  COSTS               ROYALTIES
                                              --------------     ------------------
     Workforce reductions ....................  $    1,925           $       --
     Charges relating to CheckFlow Suite .....      10,833                   --
     In-process research and development
     costs ...................................       2,300                   --
     Facility closures .......................         240                   --
     Other ...................................         298                   --
     Capitalized X-Port Vault product costs ..          --                2,819
                                                ----------           ----------
     July 31, 2001 ...........................  $   15,596           $    2,819

     Pegasystems, Inc. settlement and legal
     costs ...................................       4,239                   --
     Write-off of prepaid software royalties
       with Exchange Applications, Inc .......          --               12,089
                                                ----------           ----------
     October 31, 2001 ......................    $   19,835           $   14,908
                                                ==========           ==========

    Included in merger-related costs was $1.9 million of cash termination benefits associated with the separation of approximately 50 employees. Most of the affected employees left their positions by October 31, 2001.

    The Company developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 (the "Agreement"). Pega filed suit to restrain the Company from developing, marketing, licensing, advertising, leasing or selling any products, including certain Exceptions Management ("EM") products acquired during the Check Solutions business combination, that allegedly compete with products jointly developed under the Agreement. On October 1, 2001 the Delaware Chancery Court granted Pega's motion for preliminary injunction. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under this settlement agreement, the Company agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001) which includes royalties on prior period sales of the four EM products. Consistent with the prior Agreement, the Company will continue to pay Pega royalties based on future sales of the four EM products.

    Charges related to the CheckFlow Suite included a write-off of capitalized software costs, accounts receivable net of deferred revenue, settlements and estimated implementation costs for existing CheckFlow customers, write-off of prepaid royalties previously paid to Pega, and payments under existing work orders and other product wind-down costs.

    As described in footnote 2, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which have not yet reached technological feasibility.

    The facility closure charge includes $240,000 for office space, which will no longer be utilized as a result of the acquisition.

    The activity related to the merger-related costs reserve balance is as follows (In thousands):

                                                         Charges relating
                                          Workforce        to CheckFlow       Facility
                                          Reductions           Suite          Closures         Other          Total
                                         ------------    ----------------     ---------    ------------   ------------
May 1, 2001 reserve balance ...........  $         --      $         --        $     --    $         --   $         --
Merger costs, excluding in-process
  research and development costs.......         1,925            10,833             240             298         13,296
Cash paid .............................          (305)             (317)             --              --           (622)
Non-cash charges against reserve ......            --            (5,181)             --            (298)        (5,479)
Other .................................            --               150              --              --            150
                                         ------------     -------------        --------    ------------   ------------
July 31, 2001 reserve balance .........  $      1,620     $       5,485        $    240    $         --   $      7,345

Merger-related costs, Pegasystems,
  Inc. settlement .....................            --             4,239              --              --          4,239
Cash paid .............................          (601)             (643)            (41)             --         (1,285)
                                         ------------     -------------        --------    ------------   ------------
October 31, 2001 reserve balance ......  $      1,019     $       9,081        $    199    $         --   $     10,299
                                         ============     =============        ========    ============   ============

    During the quarter ended July 31, 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on the Company's calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

    Effective March 31, 2001, the Company entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance the Company will be the exclusive provider of Xchange EnAct to the banking industry through September 30, 2002. Exchange EnAct is a customer relationship software application. Under the EnAct agreement, the Company's obligation for guaranteed royalty payments was $12.5 million, of which $10.0 million had been paid as of October 31, 2001. Based on the Company's periodic evaluation of the future cash flows associated with this product, the carrying value of the prepaid software royalties was reduced to zero and a liability for the remaining $2.5 million obligation was accrued at October 31, 2001. This analysis resulted in a charge of $12.1 million to "cost of revenue" during the quarter ended October 31, 2001.

11.      REVOLVING CREDIT AGREEMENT

    On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. All outstanding borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on the Company's ratio of funded debt to EBITDA; or LIBOR plus a margin equal to 1.50% to 2.25% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.25% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Effective October 31, 2001, the Company entered into an amendment to the credit agreement to reflect the impact of the decline in recent operating results. Under the amendment, margin rates were increased on prime or federal funds based loans to 2.00%, and on LIBOR based loans to 3.50%. Effective August 1, 2002, margins will return to; 0.50% to 1.25% on prime or federal funds based loans, and to 2.00% to 2.75% on LIBOR based loans. Also under the amendment, certain covenants were eliminated for the period ended October 31, 2001, and future covenants were adjusted to levels the Company expects to achieve. As of October 31, 2001, the Company believes it is in compliance with the covenants of the revolving credit agreement, as amended. Substantially all of the Company's assets collateralize this Revolving Credit Agreement.

    At October 31, 2001, the Company has borrowed $45.0 million to fund the acquisition of Check Solutions. Through January 31, 2002, the Company may not increase the amount of borrowings under the agreement and any additional future borrowings may be limited. Interest expense on the Revolving Credit Agreement was $706,000 during the quarter ended October 31, 2001, and $1.1 million during the nine months ended October 31, 2001.

12.      SUBSEQUENT EVENT

    In November 2001, the Company implemented a plan to reduce the current workforce and exit certain non-strategic businesses. The Company expects to record a restructuring charge of approximately $4.0 million in the quarter ended January 31, 2002. The charge will reflect the elimination of approximately 150 positions. The affected employees are entitled to receive severance benefits pursuant to the Company's established severance policy.

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

    In accordance with generally accepted accounting principles, we capitalize software development costs incurred in developing a product once technological feasibility of the product has been determined. These capitalized software development costs also include amounts paid for software that is purchased and that has reached technological feasibility. We amortize capitalized software development costs on the basis of each product's projected revenues or on a straight-line basis over the remaining economic life of the product, which is generally three to four years. At October 31, 2001, our capitalized software development costs, net of accumulated amortization, were $27.4 million.

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



-----------------------------------------------------------------------------------------------------------------------
     SOLUTION                                DESCRIPTION                                    PRODUCTS OFFERED
-----------------------------------------------------------------------------------------------------------------------
Revenue Enhancement        Provides consulting services that assess the              Revenue Enhancement Consulting
                           existing policies and procedures of banks to
                           increase their revenue streams and reduce interest
                           and operating expenses. These assessments generally
                           focus on a variety of a bank's operations,
                           including deposits, treasury management, commercial
                           lending, credit cards, automobile finance, mortgage
                           and other consumer lending operations. Revenue
                           Enhancement engagements typically take four to
                           seven months to complete and we believe are
                           relatively non-intrusive to the client.

EnAct                      EnAct is a customer relationship management               EnAct
                           software and methodology.  EnAct enables companies
                           to focus their resources on customers who represent
                           the highest potential value, and then drive
                           customer interactions consistently across every
                           customer channel, to increase profitability of its
                           customer base.

-----------------------------------------------------------------------------------------------------------------------


    GLOBAL TECHNOLOGY SOLUTIONS. Global Technology Solutions addresses the needs of a critical function of banks, the processing of payments made by one party to another. This includes presentment of checks in paper and electronic form, determination of the availability of funds, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research) and correcting any errors that are discovered (adjustments). Global Technology Solutions approaches these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. Another specific area that Global Technology Solutions specializes in is optimizing the inventory management of a bank's cash-on-hand, including managing how much is needed, when it is needed and where it is needed. We believe our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of cash in ATMs. Specific solutions within this group include:



------------------------------------------------------------------------------------------------------------------------------------
      SOLUTION                              DESCRIPTION                                           PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------------------------------------
FraudLink                  Provides a comprehensive, automated approach to           FraudLink On-us, FraudLink Deposit,
                           solving the growing problem of fraudulent financial       FraudLink Kite, FraudLink PositivePay,
                           transactions, including bad checks drawn on banks         FraudLink eTracker, FraudLink PC,
                           for payment, fraudulent items deposited with banks        FraudLink Hold
                           for credit and check kiting.


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


Image                      Products and services related to check image              ALS, Image Statements, Internet Statements,
                           capture and its related applications.                     Net Deliver/Reject Repair, RECO, Image POD,
                                                                                     Image Delivery, Image Enhancements

Archive                    Comprehensive array of check image archive                Check Image Enterprise Archive, Check Image
                           management products which may be tailored to a            Archive Load
                           bank's unique requirements based on their
                           operational environments and volumes.

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


eMetrics                   Focuses on performance-measurement by using               eiLumen, eiPerform, eiStats, eiMicr,
                           historical data to generate key performance               eiQuality
                           indicators, item processing volume data,
                           productivity statistics and quality control
                           benchmarks.

------------------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------------
      SOLUTION                              DESCRIPTION                                           PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------------------------------------

Electronic Check           Enables banks to transition away from paper-based         CheckLink, CheckLink PC, Deposit Manager,
   Presentment             payment systems to electronic by automating key           Branch Truncation Management, Cnotes
                           elements of the processing stream as well as
                           improving a bank's yield from float management. The
                           aim of this product and service is to reduce and
                           eventually eliminate the movement of paper payment
                           instruments through the system, automate error-prone
                           payment processing functions, consolidate payment
                           information and provide a measure of fraud
                           prevention.

Float Management           Focuses on funding requirements and overall               Float Analysis System, Float Pricing
                           profitability by properly managing a bank's float         System, Consulting
                           through float analysis, pricing and a comprehensive
                           consulting practice to improve profitability,
                           reporting, workflow and check-clearing operations.
                           It provides critical activity summaries, aids in
                           creating multiple availability and pricing
                           schedules as well as pinpointing the
                           cost/profitability of any transaction or
                           relationship.

ATM Solutions Advances ATM monitoring and management through the eiManager, eiGateway, iCom use of Internet connectivity to provide electronic notification of cash and/or servicing needs.
                           Scalable to the largest ATM networks, it forecasts cash and servicing needs, dispatches vendors for cash replenishment and maintenance services, records completed work and reconciles vendor invoices, all via an electronic communication infrastructure.

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

------------------------------------------------------------------------------------------------------------------------------------


ENTERPRISE SOLUTIONS. Enterprise Solutions provides conversion, consolidation and integration consulting services and products on a bank-wide basis. These services and products are particularly in demand in the context of continuing consolidation activity in the banking industry and the pressure by customers on banks to define and implement their e-finance strategies. Key elements of this group include:



------------------------------------------------------------------------------------------------------------------------------------
      SOLUTION                              DESCRIPTION                                           PRODUCTS OFFERED
------------------------------------------------------------------------------------------------------------------------------------
Enterprise                 Solutions Offers customized, bank-wide conversions,       Project Management, eSolutions, Integration,
                           consolidation and integration consulting solutions        Process Optimization, Line of Business
                           in areas beyond payments systems, including consulting    Consulting
                           and project management services and IT consulting for
                           various projects.

                           Expense reduction processes are optimization strategies to help banks reduce operation expenses across the enterprises.

Strategic Services         Assists customers in planning and implementing a          BVIP, Customer Experience Consulting,
                           total e-finance and payment strategy.                     Strategy Consulting

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



                                                            Three Months Ended                    Nine Months Ended
                                                                October 31,                          October 31,
                                                         -----------------------              -----------------------
                                                           2001            2000                 2001            2000
                                                         --------        -------              --------        -------
Revenues:
  Consulting fees .................................        23.8 %          61.3%                36.6 %          66.1%
  Software license fees ...........................        24.1            19.9                 27.5            14.8
  Software maintenance fees .......................        31.2            10.3                 21.2            10.0
  Software implementation fees ....................        20.9             8.5                 14.7             9.1
                                                         --------        -------              --------        -------
    Total revenues ................................       100.0           100.0                100.0           100.0

Cost of revenues:
  Consulting fees .................................        28.0            33.5                 31.3            35.4
  Software license fees ...........................         6.8             5.6                  5.6             5.0
  Write-off capitalized software costs and prepaid
      software royalties ..........................        40.7              --                 16.8              --
  Software maintenance fees .......................         6.9             2.8                  5.8             2.7
  Software implementation fees ....................        17.0             5.5                 11.5             5.1
                                                         --------        -------              --------        -------
    Total cost of revenues ........................        99.4            47.4                 71.0            48.2

                                                         --------        -------              --------        -------
Gross profit ......................................         0.6            52.6                 29.0            51.8
                                                         --------        -------              --------        -------

Operating costs and expenses:
  Selling, general and administrative .............        49.3            27.2                 42.3            30.5
  Research and development ........................        10.9             5.7                  6.9             5.1
  Amortization of goodwill and intangible assets ..         5.7              --                  3.2              --
  Merger-related costs ............................        14.3              --                 22.3              --
                                                         --------        -------              --------        -------
    Total operating costs and expenses ............        80.2            32.9                 74.7            35.6

Income (loss) from operations .....................       (79.6)           19.7                (45.7)           16.2
Other income (expense) ............................        (2.2)            1.1                 (0.1)            1.4
                                                         --------        -------              --------        -------

Income (loss) before provision (benefit) for
  income taxes ....................................       (81.8)           20.8                (45.8)           17.6
Provision (benefit) for income taxes ..............         7.1             7.9                 (4.5)            6.7

                                                         --------        -------              --------        -------
Net income (loss) .................................       (88.9)%          12.9%               (41.3)%          10.9%
                                                         ========        =======              ========        =======


REVENUES

    REVENUES: Our total revenues increased by $0.9 million or 3% to $29.7 million for the quarter ended October 31, 2001 from $28.8 million for the quarter ended October 31, 2000, and by $9.4 million or 12% to $88.9 million for the nine months ended October 31, 2001 from $79.5 million for the nine months ended October 31, 2000. After adjusting for the revenue attributable to the acquisition of Check Solutions on June 6, 2001, underlying revenue decreased 43% for the quarter ended October 31, 2001 and 21% for the nine months ended October 31, 2001. The decrease in both periods can be traced to a decline of revenue in both the Revenue Enhancement and Enterprise Solution business segments.

    CONSULTING FEES: Revenues from consulting fees decreased by $10.6 million or 60% to $7.1 million for the quarter ended October 31, 2001 from $17.6 million for the quarter ended October 31, 2000, and by $19.9 million or 38% to $32.6 million for the nine months ended October 31, 2001 from $52.5 million for the nine months ended October 31, 2000. Consulting fees have decreased primarily due to a decrease within the Revenue Enhancement business segment. Revenue Enhancement revenues decreased by $5.2 million or 54% to $4.4 million for the quarter ended October 31, 2001 from $9.6 million for the quarter ended October 31, 2000, and by $11.4 million or 38% to $18.6 million for the nine months ended October 31, 2001 from $30.0 million for the nine months ended October 31, 2000. Due to the preliminary status of on-going engagements and general economic conditions, the Company experienced lower revenues from Revenue Enhancement's value-priced engagements. In an effort to mitigate this problem and to allow customers to more closely match expected benefits from our Revenue Enhancement services, we have begun in the quarter ended October 31, 2001 to offer payment terms which extend beyond 12 months. When we enter into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months and it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable as opposed to when the services are completed. Enterprise Solutions consulting fees decreased $3.9 million or 52% to $3.5 million for the quarter ended October 31, 2001 from $7.4 million for the quarter ended October 31, 2000, and by $5.1 million or 26% to $14.4 million for the nine months ended October 31, 2001 from $19.5 million for the nine months ended October 31, 2000. We believe economic conditions have caused customers to delay the timing of IT spending decisions, along with increased pricing pressures on these engagements. Bank mergers or consolidations also drive revenue for the Enterprise Solutions segments and these combinations have slowed during the weaker economic period.

    SOFTWARE LICENSE FEES: Revenues from software license fees increased $1.5 million or 26% to $7.2 million for the quarter ended October 31, 2001 from $5.7 million for the quarter ended October 31, 2000, and by $12.7 million or 108% to $24.5 million for the nine months ended October 31, 2001 from $11.8 million for the nine months ended October 31, 2000. After adjusting for the software license fees attributable to the Check Solutions acquisition of $3.7 million for the quarter ended October 31, 2001 and $11.7 million for the nine months ended October 31, 2001, our underlying software license fees decreased 40% for the quarter ended October 31, 2001 as compared to the quarter ended October 31, 2000, and software license fees increased 8.4% for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000. The underlying decrease in software license fees in the quarter ended October 31, 2001 is due principally to the decision to discontinue our CheckFlow product line.

    SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased $6.3 million or 211% to $9.3 million for the quarter ended October 31, 2001 from $3.0 million for the quarter ended October 31, 2000, and by $10.9 million or 137% to $18.9 million for the nine months ended October 31, 2001 from $8.0 million for the nine months ended October 31, 2000. After adjusting for software maintenance fees attributable to the Check Solutions acquisition of $5.8 million for the quarter ended October 31, 2001 and $8.9 million for the nine months ended October 31, 2001, our underlying software maintenance fees increased 15% for the quarter ended October 31, 2001 as compared to the quarter ended October 31, 2000, and underlying software maintenance fees increased 26% for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000. Our underlying software maintenance fees have increased as a result of increased software revenue during the last five fiscal quarters, resulting in an increased number of customers and products under maintenance contracts. Maintenance contacts are also normally subject to annual rate increases, usually between 5% and 10%.

    SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased $3.7 million or 152% to $6.2 million for the quarter ended October 31, 2001 from $2.5 million for the quarter ended October 31, 2000, and by $5.7 million or 79% to $13.0 million for the nine months ended October 31, 2001 from $7.3 million for the nine months ended October 31, 2000. After adjusting for software implementation fees attributable to the Check Solutions acquisition, our underlying software implementation fees were flat for the quarter and nine months ended October 31, 2001 as compared to the quarter and nine months ended October 31, 2000. The lack of growth of software implementation fees is due to our product mix. The majority of the software license growth is in the FraudLink Solutions, which generally require less complicated and therefore lower fee installations.

COST OF REVENUES

    COST OF REVENUES: Our total cost of revenues have increased $15.9 million or 116% to $29.5 million for the quarter ended October 31, 2001 from $13.6 million for the quarter ended October 31, 2000, and by $24.9 million or 65% to $63.2 million for the nine months ended October 31, 2001 from $38.3 million for the nine months ended October 31, 2000.

    After adjusting for cost of revenues attributable to the Check Solutions acquisition of $4.5 million for the quarter ended October 31, 2001 and $7.1 million for the nine months ended October 31, 2001 and write-off of capitalized software costs and prepaid software royalties of $12.1 million for the quarter ended October 31, 2001 and $14.9 million for the nine months ended October 31, 2001, our underlying cost of revenues decreased 5.0% for the quarter ended October 31, 2001 and increased by 7% for the nine months ended October 31, 2001. After giving effect to these adjustments, the decreased costs of revenues during the quarter ended October 31, 2001 are due to fewer contract employees and reduced software royalties. The increased costs as a percentage of revenues for the nine months ended October 31, 2001 are a result of higher personnel costs during periods where corresponding revenue has been flat or declining.

    COST OF CONSULTING: Cost of consulting decreased $1.3 million or 14% to $8.3 million for the quarter ended October 31, 2001 from $9.7 million for the quarter ended October 31, 2000. Cost of consulting as a percentage of consulting fees increased to 118% for the quarter ended October 31, 2001 from 55% for the quarter ended October 31, 2000. Cost of consulting decreased $0.2 million or 1% to $27.9 million for the nine months ended October 31, 2001 from $28.1 million for the nine months ended October 31, 2000. Cost of consulting as a percentage of consulting fees increased to 86% for the nine months ended October 31, 2001 from 52% for the nine months ended October 31, 2000. There has been no impact on these costs attributable to the Check Solutions acquisition. Cost of consulting as a percentage of corresponding revenue has increased due to reductions in revenue levels over comparable periods. The decrease in the cost of consulting for the quarter ended October 31, 2001 is due to reduced personnel, contract labor and travel costs.

    COST OF SOFTWARE LICENSES: Cost of software licenses increased $400,000 or 25% to $2.0 million for the quarter ended October 31, 2001 from $1.6 million for the quarter ended October 31, 2000. Cost of software licenses as a percentage of software license fees were a constant 28% for the quarter ended October 31, 2001 and October 31, 2000. Cost of software licenses increased $1.0 million or 24% to $5.0 million for the nine months ended October 31, 2001 from $4.0 million for the nine months ended October 31, 2000. Cost of software licenses as a percentage of software license fees decreased to 20% for the nine months ended October 31, 2001 from 34% for the nine months ended October 31, 2000. Costs of software licenses increased principally due to the addition of $2.2 million of costs from Check Solutions, offset by underlying decreases in software royalties and software amortization from underlying products. However, we derived approximately $11.7 million of software revenue from Check Solutions, which sharply decreased cost of software licenses as a percentage of software license fees.

    WRITE-OFF OF CAPITALIZED SOFTWARE COSTS AND PREPAID SOFTWARE ROYALTIES:
During the second quarter of fiscal 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on the Company's calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

    Effective March 31, 2001, the Company entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance the Company will be the exclusive provider of Xchange EnAct to the banking industry through September 30, 2002. Exchange EnAct is a customer relationship software application. Under the EnAct agreement, the Company's obligation for guaranteed royalty payments was $12.5 million, of which $10.0 million had been paid as of October 31, 2001. Based on the Company's periodic evaluation of the future cash flows associated with this product, the carrying value of the prepaid software royalties was reduced to zero and a liability for the remaining $2.5 million obligation was accrued at October 31, 2001. This analysis resulted in a charge of $12.1 million to "cost of revenue" during the quarter ended October 31, 2001.

    COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased $1.2 million or 155% to $2.0 million for the quarter ended October 31, 2001 from $0.8 million for the quarter ended October 31, 2000. Costs of software maintenance as a percentage of software maintenance fees decreased to 22% for the quarter ended October 31, 2001 from 27% for the quarter ended October 31, 2000. Cost of software maintenance increased $3.0 million or 140% to $5.1 million for the nine months ended October 31, 2001 from $2.1 million for the nine months ended October 31, 2000. Costs of software maintenance increased for the quarter and nine months ended October 31, 2001 principally due to acquisition of Check Solutions. Cost of software maintenance as a percentage of software maintenance fees were a constant 27% for the nine months ended October 31, 2001 and October 31, 2000.

    COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased $3.5 million or 219% to $5.1 million for the quarter ended October 31, 2001 from $1.6 million for the quarter ended October 31, 2000. Cost of software implementation as a percentage of related fees increased to 82% for the quarter ended October 31, 2001 from 64% for the quarter ended October 31, 2000. Cost of software implementation increased $6.3 million or 155% to $10.3 million for the nine months ended October 31, 2001 from $4.0 million for the nine months ended October 31, 2000. Cost of software implementation as a percentage of related fees increased to 79% for the nine months ended October 31, 2001 from 56% during the nine months ended October 31, 2000. The acquisition of Check Solutions increased the costs of software implementation by $2.4 million and $3.5 million for the quarter ended October 31, 2001 and the nine months ended October 31, 2001, respectively. The underlying cost of implementations increased primarily due to increased non-billable time and travel.

OPERATING COSTS AND EXPENSES

    SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased $6.8 million or 87% to $14.6 million for the quarter ended October 31, 2001 from $7.8 million for the quarter ended October 31, 2000. Selling, general and administrative expenses as a percent of revenue increased to 49% for the quarter ended October 31, 2001 from 27% for the quarter ended October 31, 2000. Selling, general and administrative expenses increased $13.5 million or 55% to $37.7 million for the nine months ended October 31, 2001 from $24.2 million for the nine months ended October 31, 2000. Selling, general and administrative expenses as a percent of revenue increased to 42% for the nine months ended October 31, 2001 from 30% for the nine months ended October 31, 2000. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management, software management, provision for doubtful accounts as well as fees for professional services and other related costs. The acquisition of Check Solutions increased selling, general and administrative expenses by $4.6 million during the quarter ended October 31, 2001 and $7.8 million for the nine months ended October 31, 2001 reflecting the additional costs associated with the Check Solutions' operations. Underlying selling, general and administrative expenses increased by 28% for the quarter ended October 31, 2001 as compared to the quarter ended October 31, 2000, and 23% for the nine months ended October 31, 2001, as compared to the nine months ended October 31, 2000. The increase in these underlying expenses reflect increased personnel costs, contract labor, travel and office costs and infrastructure costs related to the implementation of the PeopleSoft ERP system.

    RESEARCH AND DEVELOPMENT: Research and development expenses increased $1.6 million or 100% to $3.2 million for the quarter ended October 31, 2001 from $1.6 million for the quarter ended October 31, 2000. Research and development expenses increased $2.0 million or 51% to $6.1 million for the nine months ended October 31, 2001 from $4.1 million for the nine months ended October 31, 2000. Research and development expenses were principally generated by Check Solutions, which accounted for $2.4 million of these expenses during the quarter ended October 31, 2001 and $4.0 million of these expenses for the nine months ended October 31, 2001.

    AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS: Amortization of intangibles was $1.7 million for the quarter and $2.9 million for the nine months ended October 31, 2001. The amortization results from the periodic recognition of amortization expense of goodwill and intangible assets acquired in the Check Solutions acquisition. Goodwill and other indefinite lived intangibles will cease to be amortized effective February 2002, when the Company adopts Statement of Financial Standards No. 141 and No. 142.

    MERGER-RELATED COSTS: In connection with the acquisition of Check Solutions during the quarter ended July 31, 2001, the Company recorded $15.6 million in merger-related costs (consisting of $11.3 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs). Additionally, the Company wrote-off $2.8 million of capitalized software costs.

    In connection with the various legal and administrative actions surrounding the dispute with Pegasystems, Inc. during the quarter ended October 31, 2001, the Company recorded an additional $4.2 million of settlement and legal costs and classified them in merger-related costs on the accompanying statement of operations.

    These costs are summarized below (In thousands):



                                                   MERGER-RELATED
                                                       COSTS
                                                   --------------
    Workforce reductions .......................   $     1,925
    Charges relating to CheckFlow Suite ........        10,833
    In-process research and development costs ..         2,300
    Facility closures ..........................           240
    Other ......................................           298

                                                   --------------
    July 31, 2001 ..............................   $    15,596

    Pegasystems, Inc. settlement and legal
    costs ......................................         4,239

                                                   --------------
    October 31, 2001 ...........................   $    19,835
                                                   ==============


    Included in merger-related costs was $1.9 million of cash termination benefits associated with the separation of approximately 50 employees. Most of the affected employees left their positions by October 31, 2001.

    The Company developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 (the "Agreement"). Pega filed suit to restrain the Company from developing, marketing, licensing, advertising, leasing or selling any products, including certain Exceptions Management ("EM") products acquired during the Check Solutions business combination, that allegedly compete with products jointly developed under the Agreement. On October 1, 2001 the Delaware Chancery Court granted Pega's motion for preliminary injunction. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under this Settlement Agreement, the Company agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001) which includes royalties on prior period sales of the four EM products. Consistent with the prior Agreement, the Company will continue to pay Pega royalties based on future sales of the four EM products.

    Charges related to the CheckFlow Suite included a write-off of capitalized software costs, accounts receivable net of deferred revenue, settlements and estimated implementation costs for existing CheckFlow customers, write-off of prepaid royalties previously paid to Pega, and payments under existing work orders and other product wind-down costs.

    As described in footnote 2, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which have not yet reached technological feasibility.

    The facility closure charge includes $240,000 for office space, which will no longer be utilized as a result of the acquisition.

    The activity related to the merger-related costs reserve balance is as follows (In thousands):



                                             --------------------------------------------------------------------------
                                                            Charges relating
                                              Workforce       to CheckFlow     Facility
                                             Reductions          Suite         Closures         Other           Total
                                             ----------     ----------------   --------      ----------       ---------
May 1, 2001 reserve balance ...........      $      --      $           --     $    --       $      --        $     --
Merger costs, excluding in-process
  research and development costs ......          1,925              10,833         240             298          13,296
Cash paid .............................           (305)               (317)         --              --            (622)
Non-cash charges against reserve ......             --              (5,181)         --            (298)         (5,479)
Other .................................             --                 150          --              --             150
                                             ----------     ----------------   --------      ----------       ---------
July 31, 2001 reserve balance .........      $   1,620      $        5,485     $   240       $      --        $  7,345

Merger-related costs, Pegasystems,
  Inc. settlement .....................             --               4,239          --              --           4,239
Cash paid .............................           (601)               (643)        (41)             --          (1,285)
                                             ----------     ----------------   --------      ----------       ---------
October 31, 2001 reserve balance ......      $   1,019      $        9,081     $   199       $      --        $ 10,299
                                             ==========     ================   ========      ==========       =========


    INTEREST INCOME: Interest income decreased $0.2 million or 56% to $0.2 million for the three months ended October 31, 2001 from $0.4 million for the three months ended October 31, 2000. Interest income increased $0.3 million or 29% to $1.5 million for the nine months ended October 31, 2001 from $1.2 million for the nine months ended October 31, 2000. Interest income increased due to the addition of $32.0 million of net proceeds related to our public offering of 2,000,000 shares of common stock, at a price of $17.00 per share, in November 2000. As these proceeds were used to fund the Check Solutions acquisition, we expect interest income to remain low in the future.

    INTEREST EXPENSE: Interest expense is primarily the result of the borrowings under the three year revolving credit agreement with a group of banks.

    PROVISION (BENEFIT) FOR INCOME TAXES: The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. Our effective income tax rate was lowered to 9.7% for the nine months ended October 31, 2001 due to cumulative losses incurred by the Company which have not been benefited as these losses cannot be carried back and do not meet the "more likely than not" criteria required for recognition under statement of Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES. For the quarter and nine months ended October 31, 2000, our effective income tax rate was 38%.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 2001, we had $23.9 million of working capital, including $24.7 million in cash and cash equivalents, as compared to $111.8 million of working capital as of January 31, 2001, including $63.1 million of cash and cash equivalents. The decrease in both working capital and cash was the result of using cash to acquire Check Solutions.

    During the nine months ended October 31, 2001, we used operating cash of $13.9 million. Operating cash of $10.0 million was used to fund the Strategic Alliance with Xchange Applications, Inc. during the nine months ended October 31, 2001.

    Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days sales outstanding (DSO) with a comparative column, which adds reimbursed expenses to the revenue portion of the computation:



       QUARTER ENDED                   DSO      DSO INCLUDING EXPENSE REIMBURSEMENTS*
       -------------                   ---      ------------------------------------
       October 31, 2001                164                       151
       July 31, 2001                   147                       137
       April 30, 2001                  169                       151
       January 31, 2001                131                       119
       October 31, 2000                120                       108


    * Includes reimbursements for travel and out of pocket expenses which are not considered revenue, but are invoiced and included in outstanding receivables.

    Cash used in investing activities during the nine months ended October 31, 2001 was $68.7 million and was used primarily to fund the purchase of Check Solutions.

    Cash provided by financing activities for the nine months ended October 31, 2001 was $44.2 million and primarily resulted from the proceeds from the issuance of long-term debt, used primarily to fund the purchase of Check Solutions.

    On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. All outstanding borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on the Company's ratio of funded debt to EBITDA; or LIBOR plus a margin equal to 1.50% to 2.25% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.25% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Effective October 31, 2001, the Company entered into an amendment to the credit agreement to reflect the impact of the decline in recent operating results. Under the amendment, margin rates were increased on prime or federal funds based loans to 2.00%, and on LIBOR based loans to 3.50%. Effective August 1, 2002, margins will return to; 0.50% to 1.25% on prime or federal funds based Loans, and to 2.00% to 2.75% on LIBOR based loans. Also under the amendment, certain covenants were eliminated for the period ended October 31, 2001, and future covenants were adjusted to levels the Company expects to achieve. As of October 31, 2001, the Company believes it is in compliance with the covenants of the revolving credit agreement, as amended. Substantially all of the Company's assets collateralize this Revolving Credit Agreement.

    At October 31, 2001, we had borrowed $45.0 million to fund the acquisition of Check Solutions. Through January 31, 2002, the Company may not increase the amount of borrowings under the agreement and any additional borrowings may be limited.

    While the Company currently does not anticipate violating any covenants in the future, any such violation could have a material adverse effect on our liquidity.

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

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $6.8 million ($0.31 per share using the dilutive number of shares at October 31, 2001) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has not yet determined what the effect of these will be on the earnings and financial position of the Company.


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

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At October 31, 2001, we did not hold any fixed rate investments.

                            PART II OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

    Pegasystems, Inc. ("Pega") filed a Complaint on or about August 7, 2001 in the Court of Chancery in the State of Delaware, New Castle County (the "Delaware Court") seeking to enjoin and restrain us until December 31, 2004 from developing, marketing, licensing, advertising, leasing or selling any products (including certain products acquired during the Check Solutions business combination) that allegedly compete with products jointly developed by us and Pega under the Product Development, Distribution and Sublicensing Agreement (the "Agreement") between Carreker and Pega effective May 5, 1999. On October 1, 2001 the Delaware Chancery Court granted Pega's motion for preliminary injunction. On October 16, 2001 the Court entered the preliminary injunction related to this motion. On November 5, 2001 all matters relating to various legal and administrative actions around this dispute were settled. (Also see "Merger Related Costs" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

    None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


ITEM 5.        OTHER INFORMATION

    None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits

                  Number            Exhibit Description
                  ------            -------------------
                  10.1              Second Amendment to Credit Agreement, dated
                                    October 31, 2001 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank
                                    (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent.

              (b) Reports on Form 8-K
                  On August 20, 2001 we filed a current report on Form 8-K/A amending the current report on Form 8-K filed June 8, 2001, to include the financial statements of Check Solutions Company.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CARREKER CORPORATION




By:      /s/ John D. Carreker, Jr.                       Date: December 14, 2001
   -----------------------------------                        ------------------
   John D. Carreker, Jr.
   Chairman of the Board and
   Chief Executive Officer




By:       /s/ Terry L. Gage                              Date: December 14, 2001
   -----------------------------------                        ------------------
   Terry L. Gage
   Executive Vice President and
   Chief Financial Officer