Form 10-K
period 2002-01-31
CARREKER CORP
filed 2002-04-15
CIK 1057709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24201
                            ------------------------

                              CARREKER CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     75-1622836
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

         4055 VALLEY VIEW LANE
          DALLAS, TEXAS 75244                                  75244
(Address of principal executive offices)                     (Zip Code)

                                 (972) 458-1981
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $0.01 per share
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value on April 5, 2002 of the voting and non-voting common equity held by non-affiliates of the registrant was $174,064,535.

    Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of April 5, 2002: 23,234,742.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CARREKER CORPORATION
                                     INDEX

                                                                                     PAGE
                                                                                   --------
PART 1:
    ITEM 1.          BUSINESS....................................................      3
    ITEM 2.          PROPERTIES..................................................     25
    ITEM 3.          LEGAL PROCEEDINGS...........................................     25
    ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     25

PART II:
    ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.........................................     26
    ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA........................     27
    ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................     28
    ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK........................................................     44
    ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     46
    ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE....................................     72

PART III:
    ITEM 10.         EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY.............     72
    ITEM 11.         EXECUTIVE COMPENSATION AND OTHER MATTERS....................     74
    ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT..................................................     77
    ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     79

PART IV:
    ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                     8-K.........................................................     81

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

OUR BUSINESS FOCUS

    We are a leading provider of integrated consulting and software solutions that enable banks to increase their revenues, reduce their costs and enhance their delivery of customer services. Our offerings, uniquely tailored to the needs of the banking industry, fall into three groups:

    - REVENUE ENHANCEMENT--increases banks' revenues through market segmentation and improved customer pricing structures;

    - GLOBAL TECHNOLOGY--assists banks in transitioning from paper to electronic-based payment systems and minimizing payment processing expenses, and optimizing inventory management of a bank's cash-on-hand, including management of how much and where cash will be needed; and

    - ENTERPRISE SOLUTIONS--integrates systems, combines operations and improves workflows and internal operational processes.

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

STRATEGY

    Our objective is to advance our position as a leading provider of integrated consulting and software solutions to banks. Key elements of our strategy include:

    EXPAND CUSTOMER BASE. We seek to increase our customer base by building on our strong relationships with larger banks to market our solutions to their peers, selected smaller banks and other financial institutions. We also have partnered with several service providers or resellers, including Fiserv, Inc. and Metavante Corporation, to establish alternate marketing and distribution channels of certain of our solutions through those companies to smaller banks. Additionally, we strive to capitalize on our position as a leading provider of e-finance solutions to the banking industry in the United States to continue to pursue international customers, particularly banks elsewhere in North America, Europe,

South Africa and Australia. When regulatory change or technological breakthroughs create a significant economic opportunity, the quality and breadth of our customer base allows us to rapidly penetrate the industry with valuable solutions.

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

    USE OF VALUE-PRICING AND RECURRING REVENUE ARRANGEMENTS. We intend to continue to share in the value that our solutions create for customers by expanding the use of pricing methods and negotiated arrangements to generate high-margin and recurring revenues. We plan to continue to use value-pricing for solutions in appropriate circumstances where increased revenues or reduced costs resulting from such solutions can be readily projected and measured. In addition, we intend to expand our practice of structuring license fees for software-based solutions according to the usage of the software, which is intended to transform a one-time license fee into a recurring revenue stream.

    PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS. We strive to form alliances with selected partners whose solutions and expertise, when combined with ours, provide incremental, value-added benefits to banks and their customers. In addition to such alliances, we also seek to make selective acquisitions of complementary businesses that would enable us to expand our line of products and services, grow our customer base or pursue new business opportunities.

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

PRODUCTS AND SERVICES

    We offer a wide range of innovative solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. By combining our consulting services with our proprietary technology applications, we help banks improve their current operations and provide access to the benefits of the Internet economy. Our offerings, uniquely tailored to the needs of the banking industry, fall into three complementary groups. These groups, Revenue Enhancement, Global Technology Solutions and Enterprise Solutions, we believe offer products and services that, when combined, deliver optimal benefits. During the second quarter of fiscal 2001, the Company combined the Cash Solutions group with the Payment Solutions group, along with the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"), to form the Global Technology Solutions group reflecting the common thread of technology between these activities. The Check Solutions suite of products are also included within the Global Technology Solutions group.

    REVENUE ENHANCEMENT. Revenue Enhancement consulting services enable banks to improve workflows, internal operational processes and customer pricing structures.

           SOLUTION                        DESCRIPTION                     PRODUCTS OFFERED

Revenue Enhancement              Provides consulting services      Revenue Enhancement Consulting
                                 that assess the existing          and Methodology
                                 policies and procedures of banks
                                 to increase their revenue
                                 streams and reduce interest and
                                 operating expenses. These
                                 assessments generally focus on a
                                 variety of a bank's operations,
                                 including deposits, treasury
                                 management, commercial lending,
                                 credit cards, automobile
                                 finance, mortgage and other
                                 consumer lending operations.
                                 Revenue Enhancement engagements
                                 typically take four to seven
                                 months to complete and we
                                 believe are relatively
                                 non-intrusive to the client.

EnAct                            EnAct is a customer relationship  EnAct Methodology, Consulting
                                 management software and           and Technology
                                 methodology. EnAct enables
                                 companies to focus their
                                 resources on customers who
                                 represent the highest potential
                                 value, and then drive customer
                                 interactions consistently across
                                 every customer channel, to
                                 increase profitability of its
                                 customer base.

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

           SOLUTION                          DESCRIPTION                       PRODUCTS OFFERED

Fraud Mitigation                 Provides effective fraud detection   FraudLink On-us, FraudLink Deposit,
                                 and management software featuring    FraudLink Kite, FraudLink
                                 automated approaches to solving the  PositivePay, FraudLink eTracker,
                                 growing problem of fraudulent        FraudLink PC
                                 financial transactions, including
                                 bad checks drawn on banks for
                                 payment, fraudulent items deposited
                                 with banks for credit and check
                                 kiting.

Back Office                      Brings new efficiencies to back      Adjustments/Express, Exceptions/
                                 office operations through the use    Express, Input/Express, Inbound
                                 of state-of-the-art image and        Returns/Express, Image Bulk-File
                                 workflow technologies.               and Fine Sort

Remittance                       Provides both a host-based and       NeXGen Remittance
                                 client/ server based platform for
                                 processing Retail and Wholesale,
                                 remittance transactions.

Check Capture                    Offers an extensive array of         Image Processor 2, Conventional
                                 enhancement products that add        Capture, CPCS Enhancements, XP/
                                 flexibility and usability to IBM's   Productivity Tools, Platform
                                 Check Processing Control System      Emulation
                                 (CPCS) and the 3890/XP series of
                                 reader/sorters.

Image Capture                    Products and services related to     ALS, Image Statements, Net Deliver/
                                 check image capture, storage,        Reject Repair, RECO, Image POD,
                                 delivery and their related           Image Delivery, Image Enhancements
                                 applications.

Archive Management               Comprehensive array of check image   Check Image Archive AIX, Check
                                 archive management products which    Image Archive MVS, Check Image
                                 may be tailored to a bank's unique   Archive Load
                                 requirements based on their
                                 operational environments and
                                 volumes.

Global Tracking                  Offers an automated track and trace  Receive Sentry
                                 system designed to monitor items
                                 from the time they enter a bank's
                                 processing stream to final
                                 disposition, which enables a bank
                                 to improve labor productivity by
                                 channeling resources to the place
                                 they are most needed.

eMetrics                         Focuses on performance-measurement   eiLumen, eiPerform, eiStats,
                                 by using historical data to          eiMicr, eiQuality
                                 generate key performance
                                 indicators, item processing volume
                                 data, productivity statistics and
                                 quality control benchmarks.

           SOLUTION                          DESCRIPTION                       PRODUCTS OFFERED

Electronic Check Presentment     Enables banks to transition away     CheckLink, CheckLink PC, Deposit
                                 from paper-based payment systems to  Manager, Branch Truncation
                                 electronic by automating key         Management, Cnotes
                                 elements of the processing stream
                                 as well as improving a bank's yield
                                 from float management. The aim of
                                 this product and service is to
                                 reduce and eventually eliminate the
                                 movement of paper payment
                                 instruments through the system,
                                 automate error-prone payment
                                 processing functions, consolidate
                                 payment information and provide a
                                 measure of fraud prevention.

Float Management                 Focuses on funding requirements and  Float Analysis System, Float
                                 overall profitability by properly    Pricing System, Consulting
                                 managing a bank's float through
                                 float analysis, pricing and a
                                 comprehensive consulting practice
                                 to improve profitability,
                                 reporting, workflow and
                                 check-clearing operations. It
                                 provides critical activity
                                 summaries, aids in creating
                                 multiple availability and pricing
                                 schedules as well as pinpointing
                                 the cost/profitability of any
                                 transaction or relationship.

ATM Solutions                    Advances ATM monitoring and          eiManager, eiGateway
                                 management through the use of
                                 Internet connectivity to provide
                                 electronic notification of cash
                                 and/or servicing needs. Scalable to
                                 the largest ATM networks, it
                                 forecasts cash and servicing needs,
                                 dispatches vendors for cash
                                 replenishment and maintenance
                                 services, records completed work
                                 and reconciles vendor invoices, all
                                 via an electronic communication
                                 infrastructure.

Cash Solutions                   Reduces the amount of non-earning    iCom, Reserve Link, Reserve
                                 assets required in reserve accounts  LinkPlus
                                 and as cash-on-hand to meet
                                 operating needs. Using both
                                 technology and process
                                 reengineering, it provides
                                 management tools for forecasting,
                                 tracking and optimizing a bank's
                                 inventory of currency. This group
                                 of solutions frees underutilized
                                 money for more productive uses.

Logistics                        Reduces armored car transportation   Consulting Services
                                 costs incurred by banks in moving
                                 cash between locations and
                                 replenishing ATMs. It optimizes
                                 armored car utilization based on
                                 ATM locations and usage, route
                                 structures and delivery frequency,
                                 as well as ATM deposit processing
                                 requirements.

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

           SOLUTION                        DESCRIPTION                     PRODUCTS OFFERED

Enterprise Solutions             Offers customized, bank-wide      Project Management, eSolutions,
                                 conversions, consolidation and    Integration, Process
                                 integration consulting solutions  Optimization, Line of Business
                                 in areas beyond payments          Consulting
                                 systems, including consulting
                                 and project management services
                                 and IT consulting for various
                                 projects.

                                 Expense reduction processes are
                                 optimization strategies to help
                                 banks reduce operation expenses
                                 across the enterprises.

Strategic Services               Assists customers in planning     e-Vision Consulting, Strategy
                                 and implementing a total          Consulting, Shared Services
                                 e-finance and payment strategy.   Consulting

CUSTOMERS

    A majority of our revenues are generated from contracts with banks maintaining assets in excess of $5.0 billion. We currently provide services or products to 20 of the 20 largest banks in the United States as measured by total assets by Sheshunoff Information Services. Our five largest customers accounted for approximately 30%, 49% and 58% of total revenues during the fiscal years ended January 31, 2002, 2001 and 2000, respectively. Wells Fargo & Company and U.S. BANK, N.A. accounted for approximately 9% and 7% of total revenues, respectively, during the year ended January 31, 2002, and U.S. BANK, N.A. accounted for approximately 27% of total revenues during the year ended
January 31, 2001.

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

    We frequently receive customer requests for new services and/or software. We strive to develop solutions in response to these requests and historically have been able to partner with our customers and share some or all of the development costs. In addition to customer-funded solutions development, we have invested significant amounts in solutions development, including expenditures of $8.7 million, $6.1 million and $4.8 million for research and development in the years ended January 31, 2002, 2001 and 2000, respectively. Further, some of our key product introductions have resulted from the adaptation of products developed for customers to a wider market. In exchange for either a one-time payment and/or on-going royalties, we are often able to obtain the right to develop, enhance and market these modified products.

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

SALES AND MARKETING

    We have developed strong relationships with many senior bank executives as a result of our delivery of effective solutions to many of the largest banks in the United States for over 20 years. As of January 31, 2002, we had 22 Account Relationship Managers, who are responsible for managing our day-to-day relationships with our customers. 17 are responsible for domestic bank relationships, and 5 are responsible for the International bank relationships. Our Account Relationship Managers' responsibilities include identifying customers' needs and assisting our group managers in presenting their solutions and concluding sales. Our Account Relationship Managers work closely with our executive officers, who serve as Executive Relationship Managers to our customers. We also employ technical sales support staff, who are familiar with our technology and who participate in opportunities to sell technology-based solutions.

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

As of January 31, 2002, we employed a marketing staff of 13 individuals, including graphics designers, writers, administrative coordinators and a Web master.

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

GOVERNMENT REGULATION

    Our primary customers are banks. Although the services we currently offer have not been subject to any material industry-specific government regulation, the banking industry is heavily regulated. Our products and services must allow banking customers to comply with all applicable regulations, and as a result, we must understand the intricacies and application of many government regulations. The regulations most applicable to our provision of solutions to banks include requirements establishing minimum reserve requirements, governing funds availability and the collection and return of checks, and establishing rights, liabilities and responsibilities of parties in electronic funds transfers. For example, our Revenue Enhancement and related consulting services assist banks with minimizing their reserves while complying with federal reserve requirements. In addition, the expedited availability and check return requirements imposed by funds availability regulations have increased fraud opportunities dramatically, and our Global Technology Solutions products and services address this concern while complying with such regulations.

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

EMPLOYEES

    As of January 31, 2002, we had 685 employees. Of these employees, 115 provided consulting services, 443 worked in the technical group, 35 performed sales and marketing, customer relations and business development functions and 92 persons performed corporate, finance and administrative functions. We have no unionized employees, and we believe that our employee relations are good.

INDEPENDENT CONTRACTORS

    We provide consulting and technical services and develop software in part through the use of independent contractors who are not our employees. During fiscal year 2001, we used approximately 38 independent contractors to provide consulting and technical services, most of whom worked from their homes or from customers' offices. Many of these contractors are former bank executives, and we believe that their experience in the banking industry enables them to provide industry-specific solutions to our customers.

RISK FACTORS

    THIS REPORT AND THE ANNUAL REPORT TO STOCKHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF SOME EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS, WHICH MAY AFFECT OUR CURRENT POSITION AND FUTURE PROSPECTS, SHOULD BE CONSIDERED CAREFULLY IN EVALUATING US AND AN INVESTMENT IN OUR COMMON STOCK.

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

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR BUSINESS, THE LOSS OF ANY ONE OF THEM COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION.

    Our five largest customers accounted for approximately 30%, 49% and 58% of total revenues during the fiscal years ended January 31, 2002, 2001 and 2000, respectively. Wells Fargo & Company and U.S. BANK, N.A. accounted for approximately 9% and 7% of total revenues, respectively, during the year ended January 31, 2002, and U.S. BANK, N.A. accounted for approximately 27% of total revenues during the year ended January 31, 2001. Our significant customers have changed from period to period. However, a significant portion of our current revenues is derived from customers who were major customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers. There can be no assurance that we will be successful in maintaining our existing customer relationships or in securing additional customers, and there can be no assurance that we can retain or increase the volume of business that we do with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers. Any failure by us to retain one or more of our large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers could have a material adverse effect on our business, financial condition and results of operations.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

    In June 2001, we completed a revolving credit facility and borrowed on the line to facilitate the purchase of Check Solutions Company. Our indebtedness could have important consequences for our business. For example, it could:

    - Increase our vulnerability to general adverse economic and industry conditions;

    - Limit our ability to obtain additional financing;

    - Require the dedication of a substantial portion of our cash flows from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of capital to fund our growth strategy, working capital, capital expenditures, acquisitions and other general corporate purposes; and

    - Limit our flexibility in planning for, or reacting to, changes in our business and the industry.

    Further, effective October 2001 we amended the terms of the revolving credit facility to reflect the impact of a decline in our recent operating results. The amended terms included adjustments to certain financial covenants and also a temporary increase in the interest rates applicable to the indebtedness outstanding under the credit facility. While we believe that we will meet the amended financial covenant targets, there can be no assurance that we will be able to do so and, if we are not able to meet these targets, what actions our lenders might take.

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

    - increases in costs beyond anticipated levels, especially in the context of costs incurred under value-pricing contracts or fluctuations in software royalty expense due to a change in future product mix;

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

THE NUMBER OF SHARES OF OUR STOCK ELIGIBLE FOR SALE MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

    We are planning to file a registration statement on Form S-3 immediately following the filing of this annual report seeking to register the resale of 1,282,214 shares that we recently sold privately to a group of investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." We are not certain whether these investors intend to sell the shares of our common stock that they purchased, but when the registration statement is declared effective, and for so long as it remains effective, these investors will be free to resell their shares. In addition, except for approximately 3,300,000 shares of our common stock held by our affiliates as of April 5, 2002, as defined in Rule 144 under the Securities Act of 1933, all of our remaining outstanding shares of common stock are freely tradable without restriction or registration under the Securities Act. As of April 5, 2002, we also had outstanding options entitling their holders to acquire an aggregate of 5,121,072 shares of our common stock, of which options covering 1,609,089 shares were exercisable. The shares issued upon the exercise of these options may be resold immediately. The market price of our common stock could drop due to sales of a large number of shares of our common stock by our new investors or any other stockholders, or due to the perception that these sales could occur.

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

OUR FOCUS ON PROVIDING AN APPLICATION SERVICE PROVIDER, OR ASP, SOFTWARE HOSTING MODEL SUBJECTS US TO RISKS ASSOCIATED WITH AN INCREASED DEPENDENCE ON THIRD-PARTY PROVIDERS AND THE INTERNET.

    Our ASP software hosting model gives rise to numerous risks, particularly risks related to our heightened dependence on third party providers and the Internet. The success of our ASP software hosting model partially depends on the performance of the third party application service provider with whom we have contracted to provide software hosting services. In addition, we are also dependent on the Internet as a reliable network backbone capable of supporting our customers' use of our software. There can be no assurance that our solutions that rely on Internet access will be protected against disruptions, delays or losses due to technical difficulties, natural causes or security breaches. These problems may adversely affect the success of our ASP software hosting model and could negatively impact our operating results. We may also be subject to any governmental adoption of regulations that charge Internet access fees or impose taxes on subscriptions. Currently, there are few laws or regulations that specifically regulate the Internet; however, such laws and regulations, if adopted, may increase our operating expenses.

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

    We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration for an acquisition transaction is paid in common stock, this could further dilute existing stockholders. Any impairment or amortization of a significant amount of goodwill or other assets resulting from an acquisition transaction could materially impair our operating results and financial condition.

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

WE MAY FACE LIABILITY CLAIMS RELATED TO THE USE OF OUR SOLUTIONS, INCLUDING THOSE WHICH ARISE OUT OF THE USE OF OUR ASP SOFTWARE HOSTING MODEL, AND THE DEFENSE OF THESE CLAIMS COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

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

    Our ASP software hosting model requires the storage and transmission of sensitive business information of our customers electronically over the Internet. The difficulty of securely storing confidential information electronically has been a significant issue in conducting electronic commerce and in carrying out banking operations over the Internet. Our ASP software hosting model requires us to spend significant capital and other resources to protect against the threat of security breaches or computer viruses, or to alleviate problems caused by breaches or viruses. To the extent that our activities or the activities of our customers require the storage and transmission of confidential information, such as banking records or credit information, security breaches and viruses could expose us to claims, litigation or other possible liabilities. Our inability to prevent security breaches or computer viruses could also cause our customers to lose confidence in our solutions and terminate their relationships with us.

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

    In the event persons engaged by us as independent contractors are determined to be employees by the Internal Revenue Service or any applicable taxing authority, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to these individuals and could become liable for amounts required to be paid or withheld in prior periods and for costs, penalties and interest thereon. In addition, we could be required to include these individuals in our employee benefit plans on a retroactive, as well as a current, basis. Furthermore, depending on the party that makes the legal challenge and the remedy sought, we could be subject to other liabilities sought by governmental authorities or private persons. During the fiscal years 2001 and 2000, we used approximately 38 and 75 independent contractors, respectively. Any challenge by the IRS, state authorities or private litigants resulting in a determination that these individuals are employees could have a material adverse effect on our business, financial condition and results of operations.

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

THE ADOPTION OF THE FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS AS OF FEBRUARY 1, 2002 COULD ADVERSELY AFFECT OUR FUTURE RESULTS OF OPERATIONS AND FINANCIAL POSITION.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of January 31, 2001, we had goodwill and intangible assets valued at $77.5 million. We will apply the new rules on accounting for goodwill and other intangible assets beginning with the first quarter of 2002. Also during 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. We will thereafter annually test for impairment. There can be no assurance that such tests will not result in a determination that these assets have been impaired. If at any time it is determined that an impairment has occurred, we will be required to reflect the impaired value as a charge resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in the net asset value of the Company.

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

ITEM 2. PROPERTIES.

    Our principal executive office is a leased facility with approximately 72,443 square feet of space in Dallas, Texas. The lease agreement for this space expires on May 31, 2010. We also lease approximately 19,000 square feet in Atlanta, Georgia pursuant to a lease agreement which expires on March 1, 2003, approximately 3,638 square feet in Toronto, Canada, pursuant to a lease agreement which expires February 28, 2006, approximately 4,100 square feet in London, England, pursuant to a lease agreement which expires September 29, 2006, approximately 45,757 square feet in Memphis, Tennessee pursuant to a lease agreement which expires August 31, 2005 and approximately 40,307 square feet in Charlotte, North Carolina pursuant to a lease agreement which expires
December 31, 2008. We believe that our facilities are well maintained and in good operating condition and are adequate for our present and anticipated levels of operations

ITEM 3. LEGAL PROCEEDINGS.

    We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. Although we do not believe that the cost or liability that may result from the resolution of currently pending claims or legal proceedings against us will be material to our financial condition or results of operation, there can be no assurance in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of our stockholders during the quarterly period ended January 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our Common Stock has traded on the NASDAQ National Market under the symbol "CANI" since May 20, 1998, the date of our initial public offering. At
January 31, 2002, there were approximately 204 record holders of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the Common Stock, as reported by the NASDAQ National Market.

                                                                HIGH       LOW
                                                              --------   --------
QUARTERLY PERIOD ENDING
  January 31, 2002..........................................   $ 7.20     $ 3.37
  October 31, 2001..........................................    19.75       3.30
  July 31, 2001.............................................    26.15       9.80
  April 30, 2001............................................    31.44      13.00
  January 31, 2001..........................................    39.50      18.25
  October 31, 2000..........................................    20.19      10.19
  July 31, 2000.............................................    12.06       9.00
  April 30, 2000............................................    14.00       8.38

    We have not paid a cash dividend on shares of our common stock since our incorporation. We currently intend to retain our earnings in the future to support operations and finance our growth and, therefore, do not intend to pay cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law. However, our revolving credit agreement, which is described in Note 4 of our Notes to Consolidated Financial Statements, currently prohibits the payment of any cash dividends.

    On April 5, 2002, we sold 1,282,214 shares to a group of institutional investors in a private transaction exempt from registration under The Securities Act of 1933 pursuant to Section 4(2) thereof. In connection with this transaction, we are planning to file a registration statement on Form S-3 following the filing of this annual report seeking to register the resale of such shares. The approximately $9.3 million of net proceeds that were received were used to satisfy an existing obligation with respect to the Check Solutions acquisition as described in Notes 12 and 13 of our Notes to Consolidated Financial Statements, with the remainder being used for working capital.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following consolidated statements of operations data for each of the three years in the period ended January 31, 2002 and the consolidated balance sheet data as of January 31, 2002 and 2001 have been derived from our audited consolidated financial statements which are included elsewhere in this Report. The consolidated balance sheet data as of January 31, 2000, 1999, and 1998, and the consolidated statement of operations data for the years ended January 31, 1999 and 1998, have been derived from our audited consolidated financial statements not included in this Report. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                                              YEAR ENDED JANUARY 31,
                                               ----------------------------------------------------
                                               2002(1)      2001       2000       1999       1998
                                               --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Consulting fees............................  $ 42,842   $ 71,715   $49,725    $26,328    $21,314
  Software license fees......................    40,291     18,030    13,994     17,101     13,099
  Software maintenance fees..................    29,347     11,223     6,985      5,031      4,274
  Software implementation fees...............    19,210      9,298     5,116      6,557      4,094
                                               --------   --------   -------    -------    -------
    Total revenues...........................   131,690    110,266    75,820     55,017     42,781

Cost of revenues:
  Consulting fees............................    34,957     38,185    27,574     16,150     12,394
  Software license fees......................     6,877      5,529     1,974      1,776      2,968
  Write-off of capitalized software costs and
    prepaid software royalties(2)............    14,908         --        --         --         --
  Software maintenance fees..................     7,294      2,897     2,511      2,387      1,923
  Software implementation fees...............    15,949      5,653     2,381      3,862      4,156
                                               --------   --------   -------    -------    -------
    Total cost of revenues...................    79,985     52,264    34,440     24,175     21,441
                                               --------   --------   -------    -------    -------
  Gross profit...............................    51,705     58,002    41,380     30,842     21,340
                                               --------   --------   -------    -------    -------
Operating costs and expenses:
  Selling, general and administrative........    53,581     31,743    25,333     18,444     12,777
  Research and development...................     8,665      6,055     4,813      4,763      3,610
  Amortization of goodwill and intangible
  assets.....................................     4,575         --        --         --         --
  Merger and restructuring costs(2)..........    23,592         --        --        485         --
                                               --------   --------   -------    -------    -------
    Total operating costs and expenses.......    90,413     37,798    30,146     23,692     16,387
                                               --------   --------   -------    -------    -------
  Income (loss) from operations..............   (38,708)    20,204    11,234      7,150      4,953
Other income (expense).......................      (796)     1,722     1,100        925         79
                                               --------   --------   -------    -------    -------
Income (loss) before provision (benefit) for
  income taxes...............................   (39,504)    21,926    12,334      8,075      5,032
Provision (benefit) for income taxes(3)......    (3,899)     8,332     4,440      2,903      2,027
                                               --------   --------   -------    -------    -------
Net income (loss)............................  $(35,605)  $ 13,594   $ 7,894    $ 5,172    $ 3,005
                                               ========   ========   =======    =======    =======
Basic earnings (loss) per share(4)...........  $  (1.63)  $   0.70   $  0.43    $  0.32    $  0.24
                                               ========   ========   =======    =======    =======
Diluted earnings (loss) per share(4).........  $  (1.63)  $   0.67   $  0.42    $  0.30    $  0.21
                                               ========   ========   =======    =======    =======
Shares used in computing basic earnings per
  share(4)...................................    21,853     19,305    18,456     16,224     12,717
                                               ========   ========   =======    =======    =======
Shares used in computing diluted earnings per
  share(4)...................................    21,853     20,429    18,980     17,504     14,484
                                               ========   ========   =======    =======    =======

                                                                   JANUARY 31,
                                               ----------------------------------------------------
                                                 2002       2001       2000       1999       1998
                                               --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
  investments................................  $ 25,674   $ 78,505   $39,536    $20,701    $ 2,485
  Working capital............................    23,734    111,755    56,530     52,117      7,529
  Total assets...............................   208,491    148,074    82,823     68,736     21,486
  Long-term debt.............................    44,000         --        --         --         --
  Total stockholders' equity.................    92,219    125,058    65,406     57,131      8,803

------------------------

(1) On June 6, 2001, we completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"). The operating results of Check Solutions are included in our results of operations from the date of acquisition. See Note 3 of our Notes to Consolidated Financial Statements for information concerning our acquisition of Check Solutions.

(2) See Note 11 of our Notes to Consolidated Financial Statements for information concerning the Merger, Restructuring and Write-off of Capitalized Software Costs and Prepaid Software Royalties for the year ended January 31, 2002.

(3) See Note 5 of our Notes to Consolidated Financial Statements for information concerning the provision (benefit) for income taxes for the year ended January 31, 2002.

(4) See Notes 2 and 8 of our Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted earnings per share.

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

    OUR FISCAL YEAR ENDS ON JANUARY 31. REFERENCES CONTAINED IN THIS REPORT TO A GIVEN FISCAL YEAR REFER TO THE TWELVE-MONTH PERIOD ENDED JANUARY 31 OF THE SUCCEEDING YEAR. FOR EXAMPLE, OUR FISCAL YEAR ENDED JANUARY 31, 2002 IS REFERRED TO IN THIS REPORT AS "FISCAL 2001."

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

    We separate our business operations into three reportable business segments:
Revenue Enhancement, Global Technology Solutions and Enterprise Solutions. See
Note 10 of our Notes to Consolidated Financial Statements.

    We derive our revenues from consulting fees, software license fees, software maintenance fees, and software implementation fees. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). We enter into these contracts with our customers on a project-by-project basis.

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

RESULTS OF OPERATIONS

    The following discussion of our results of operations for the fiscal years ended January 31, 2002, 2001 and 2000 is based upon data derived from the statements of operations contained in our audited Consolidated Financial Statements appearing elsewhere in this Report. The following table sets forth this data as a percentage of total revenues.

                                                             YEAR ENDED JANUARY 31,
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
Revenues:
  Consulting fees......................................    32.5%      65.0%      65.6%
  Software license fees................................    30.6       16.4       18.5
  Software maintenance fees............................    22.3       10.2        9.2
  Software implementation fees.........................    14.6        8.4        6.7
                                                          -----      -----      -----
    Total revenues.....................................   100.0      100.0      100.0
                                                          -----      -----      -----
Cost of revenues:
  Consulting fees......................................    26.5       34.6       36.4
  Software license fees................................     5.2        5.0        2.6
  Write-off capitalized software costs and prepaid
  software royalties...................................    11.3         --         --
  Software maintenance fees............................     5.6        2.7        3.3
  Software implementation fees.........................    12.1        5.1        3.1
                                                          -----      -----      -----
    Total cost of revenues.............................    60.7       47.4       45.4
                                                          -----      -----      -----
Gross profit...........................................    39.3       52.6       54.6
Operating costs and expenses:
  Selling, general and administrative..................    40.7       28.8       33.4
  Research and development.............................     6.6        5.5        6.4
  Amortization of goodwill and intangible assets.......     3.5         --         --
  Merger and restructuring costs.......................    17.9         --         --
                                                          -----      -----      -----
    Total operating costs and expenses.................    68.7       34.3       39.8
                                                          -----      -----      -----
Income (loss) from operations..........................   (29.4)      18.3       14.8
Other income (expense).................................    (0.6)       1.6        1.5
                                                          -----      -----      -----
Income (loss) before provision (benefit) for income
  taxes................................................   (30.0)      19.9       16.3
Provision (benefit) for income taxes...................    (3.0)       7.6        5.9
                                                          -----      -----      -----
Net income (loss)......................................   (27.0)%     12.3%      10.4%
                                                          =====      =====      =====

YEAR ENDED JANUARY 31, 2002 (FISCAL 2001) COMPARED TO YEAR ENDED JANUARY 31, 2001 (FISCAL 2000)

    REVENUES. Our total revenues increased by $21.4 million or 19% to $131.7 million in fiscal 2001 from $110.3 million in fiscal 2000. After adjusting for the $50.2 million of revenue attributable to the acquisition of Check Solutions on June 6, 2001, underlying revenue decreased 26% for fiscal 2001. The decrease primarily resulted from a decline in Consulting Fees in both the Revenue Enhancement and Enterprise Solutions business segments.

    CONSULTING FEES: Revenues from consulting fees decreased by $28.9 million or 40% to $42.8 million for fiscal 2001 from $71.7 million for fiscal 2000. Consulting fees have decreased primarily due to a decrease within the Revenue Enhancement and Enterprise Solutions business segments. The Check Solutions acquisition had no impact on consulting fees. Revenue Enhancement revenues decreased by $14.0 million or 35% to $26.0 million for fiscal 2001 from $40.0 million in fiscal 2000. Due to the lower number of engagements and general economic conditions, we experienced lower revenues from Revenue Enhancement's value-priced engagements. In an effort to mitigate these factors and to allow customers to more closely match expected benefits from our Revenue Enhancement services, we began in the quarter ended October 31, 2001 to offer payment terms which extend beyond 12 months. Enterprise Solutions consulting fees decreased $10.0 million or 36% to $17.7 million for fiscal 2001 from $27.7 million for fiscal 2000. During the fiscal year, economic conditions caused banks to delay the timing of IT spending decisions, increasing pricing pressures on these engagements, and slowed mergers or consolidations which also drive revenue for the Enterprise Solutions segment, resulting in lower overall consulting fees.

    SOFTWARE LICENSE FEES:  Revenues from software license fees increased
$22.3 million or 123% to $40.3 million from $18.0 million for fiscal 2000. After adjusting for the software license fees attributable to the Check Solutions acquisition of $24.5 million for fiscal 2001, our underlying software license fees decreased 12% as compared to fiscal 2000. The underlying decrease in software license fees in fiscal 2001 is due principally to the decision to discontinue our CheckFlow product line during the quarter ended July 31, 2001 in light of products available through the acquisition of Check Solutions. This decrease was partially offset by software license growth in FraudLink Solutions.

    SOFTWARE MAINTENANCE FEES: Revenues from software maintenance fees increased $18.1 million or 162% to $29.3 million for fiscal 2001 from $11.2 million for fiscal 2000. After adjusting for software maintenance fees attributable to the Check Solutions acquisition of $15.8 million for fiscal 2001, our underlying software maintenance fees increased 21% for fiscal 2001 as compared to fiscal 2000. Our underlying software maintenance fees have increased as a result of increased software license revenue derived principally from our FraudLink Solutions during fiscal 2001, resulting in an increased number of customers and products under maintenance contracts. Maintenance contracts are also normally subject to annual rate increases, usually between 5% and 10%, which are expected to continue in the future.

    SOFTWARE IMPLEMENTATION FEES: Revenues from software implementation fees increased $9.9 million or 106% to $19.2 million for fiscal 2001 from $9.3 million for fiscal 2000. After adjusting for software implementation fees attributable to the Check Solutions acquisition of $9.9 million, our underlying software implementation fees were flat for fiscal 2001 as compared to fiscal 2000. The lack of growth of software implementation fees is due to our product mix. The majority of the software license growth is in the FraudLink Solutions, which generally require less complicated and therefore smaller implementation engagements.

    COST OF REVENUES: Our total cost of revenues have increased $27.7 million or 53% to $80.0 million for fiscal 2001 from $52.3 million for fiscal 2000. After adjusting for costs of revenues attributable to the Check Solutions acquisition of $12.9 million for fiscal 2001 and write-off of capitalized software costs and prepaid software royalties of $14.9 million for fiscal 2001, our underlying cost of revenues in fiscal 2001 were flat as compared to fiscal 2000. The increased costs as a percentage of revenues in fiscal 2001 as compared to fiscal 2000 is a result of higher personnel costs during periods where corresponding revenues have been flat or declining.

    COST OF CONSULTING: Cost of consulting decreased $3.2 million or 8% to $35.0 million for fiscal 2001 from $38.2 million for fiscal 2000. Cost of consulting as a percentage of consulting fees increased to 82% for fiscal 2001 from 53% for fiscal 2000. There has been no impact on these costs attributable to the Check Solutions acquisition. Cost of consulting as a percentage of corresponding revenue has increased due to reductions in revenue levels over comparable periods. The decrease in the cost of consulting is due to reduced personnel through merger and restructuring efforts, contract labor and travel costs.

    COST OF SOFTWARE LICENSES:  Cost of software licenses increased
$1.4 million or 24% to $6.9 million for fiscal 2001 from $5.5 million for fiscal 2000. Costs of software licenses increased principally due to the addition of $3.6 million of costs from Check Solutions, offset by underlying decreases in software royalties and software amortization from our existing products. Cost of software licenses as a percentage of license fees decreased to 17% in fiscal 2001 from 31% in fiscal 2000. The decrease in cost of software licenses as a percentage of license fees was driven principally by increases in license fee revenue including revenues resulting from the acquisition of Check Solutions.

    In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to its customers, we are required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30%. Approximately $2,465,000 and $1,914,000 of royalty expense was recorded under these agreements in the years ended January 31, 2002 and 2001, respectively. Royalty expense is included as a component of the cost of software license in the accompanying consolidated statements of operations. Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

    WRITE-OFF OF CAPITALIZED SOFTWARE COSTS AND PREPAID SOFTWARE
ROYALTIES: During the second quarter of fiscal 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on our calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

    Effective March 31, 2001, we entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance we became the exclusive provider of their EnAct customer relationship software and methodology to the banking industry. Under the agreement, we became obligated for guaranteed royalty payments of $12.5 million. Based on our periodic evaluation of the future cash flows associated with this product, a liability for the remaining $2.5 million obligation was accrued at October 31, 2001, and the carrying value of the prepaid software royalties, at that time, of $9.6 million was reduced to zero. This analysis resulted in a charge of $12.1 million to "cost of revenue" during the quarter ended October 31, 2001.

    During December 2001, we negotiated with Xchange and received a commitment for $960,000 as a partial offset to expenses to be incurred to enhance and support the EnAct software for the existing customer base. Through January 31, 2002, we reflected $480,000 of this reimbursement as a reduction in our cost of revenue.

    COST OF SOFTWARE MAINTENANCE: Cost of software maintenance increased $4.4 million or 152% to $7.3 million for fiscal 2001 from $2.9 million for fiscal 2000. Costs of software maintenance as a percentage of software maintenance fees decreased to 25% for fiscal 2001 from 26% for fiscal 2000.

Costs of software maintenance increased principally due to the addition of $2.5 million of costs from Check Solutions and an underlying increase in personnel costs due to job reassignments attributable to fewer research and development efforts undertaken in fiscal 2001, but decreased as a percentage of maintenance fees due to increased revenue levels.

    COST OF SOFTWARE IMPLEMENTATION: Cost of software implementation increased $10.2 million or 182% to $15.9 million for fiscal 2001 from $5.7 million for fiscal 2000. Cost of software implementation as a percentage of implementation fees increased to 83% for fiscal 2001 from 61% for fiscal 2000. The acquisition of Check Solutions increased the costs of software implementation by $6.8 million for fiscal 2001. The underlying cost of implementations increased primarily due to increased non-billable time and travel, which was due to delays in implementation efforts and integration during the third quarter caused by litigation with Pegasystems, Inc. during that quarter.

    OPERATING COSTS AND EXPENSES:

    SELLING GENERAL AND ADMINISTRATIVE: Selling general and administrative expenses increased $21.9 million or 69% to $53.6 million for fiscal 2001 from $31.7 million for fiscal 2000. Selling, general and administrative expenses as a percent of revenue increased to 41% for fiscal 2001 from 29% for fiscal 2000. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management, software management, provision for doubtful accounts as well as fees for professional services and other related costs. The acquisition of Check Solutions increased selling, general and administrative expenses by $13.4 million during fiscal 2001 reflecting the additional costs associated with the Check Solutions' operations. Underlying selling, general and administrative expenses increased by 27% for fiscal 2001 as compared to fiscal 2000. The increase in these underlying expenses reflect increased personnel costs, contract labor, travel, office costs and infrastructure costs related to the implementation of the PeopleSoft ERP system and growth in management staff to support projected revenues.

    RESEARCH AND DEVELOPMENT:  Research and development expenses increased
$2.6 million or 43% to $8.7 million for the fiscal 2001 from $6.1 million for fiscal 2000. Research and development expenses were principally generated by Check Solutions, which accounted for $6.0 million of these expenses during fiscal 2001. These expenses related primarily to our development of the Adjustments Express Back Office product, which was generally available in the fourth quarter of fiscal 2001. The increase from Check Solutions was offset by a decrease in underlying research and development activity, through reduced personnel costs from employee reductions or job reassignment.

    AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS: Amortization of intangibles was $4.6 million for fiscal 2001. The amortization results from the periodic recognition of amortization expense of goodwill and intangible assets acquired in the Check Solutions acquisition. Goodwill and other indefinite lived intangibles will cease to be amortized effective February 2002, when we adopt Statement of Financial Accounting Standards ("SFAS") No. 141 and No. 142. See further discussion in Note 2 to our Consolidated Financial Statements regarding the adoption of SFAS No. 141 and No. 142.

    MERGER AND RESTRUCTURING COSTS: In connection with the acquisition of Check Solutions during the quarter ended July 31, 2001, we recorded $15.6 million in merger-related costs (consisting of $11.3 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs).

    In connection with the various legal and administrative actions surrounding the dispute with Pegasystems, Inc. during the quarter ended October 31, 2001, we recorded an additional $4.2 million of settlement and legal costs and classified them in merger and restructuring costs in the consolidated statement of operations. The payment of these costs will be completed during the year ended January 31, 2003.

    During the fourth quarter of fiscal 2001, we implemented an additional reduction in its workforce to adjust staffing levels to a level sufficient to support projected business activities. Primarily as a result of the reductions, approximately 95 employees were terminated and a charge of $3.8 million relating primarily to severance costs was recorded during the quarter.

    These costs are summarized below (in thousands):

                                                               MERGER AND
                                                              RESTRUCTURING
                                                                  COSTS
                                                              -------------
Workforce reductions........................................     $ 1,925
Charges relating to CheckFlow Suite.........................      10,833
In-process research and development costs...................       2,300
Facility closures...........................................         240
Other.......................................................         298
                                                                 -------
  Quarterly period ended July 31, 2001......................      15,596
                                                                 -------
Pegasystems, Inc. settlement and legal costs................       4,239
                                                                 -------
  Quarterly period ended October 31, 2001...................       4,239
                                                                 -------
Workforce reductions........................................       3,483
Facility closures...........................................         200
Charges relating to CheckFlow Suite.........................          74
                                                                 -------
  Quarterly period ended January 31, 2002...................       3,757
                                                                 -------
Total recorded in the year ended January 31, 2002...........     $23,592
                                                                 =======

    Included in merger and restructuring costs was $5.5 million of cash termination benefits associated with the separation of approximately 145 employees. Most of the affected employees left their positions during the quarter ended January 31, 2002.

    We developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 (the "Agreement"). Pega filed suit to restrain us from developing, marketing, licensing, advertising, leasing or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly compete with products jointly developed under the Agreement. On October 1, 2001 the Delaware Chancery Court granted Pega's motion for preliminary injunction. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under this Settlement Agreement, we agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001), which includes royalties on prior period sales of the four Back Office products. Consistent with the prior Agreement, we will continue to pay Pega royalties based on future sales of the four Back Office products through October 31, 2006.

    Charges related to the CheckFlow Suite included a write-off of capitalized software costs, a write-off of accounts receivable net of deferred revenue, settlements and estimated implementation costs for existing CheckFlow customers, write-off of prepaid royalties previously paid to Pega, and payments under existing work orders and other product wind-down costs. The implementations provide for estimated time and labor along with out-of-pockets costs as of January 31, 2002. If actual costs differ from our estimates, revisions to our estimated liability would be necessary.

    In connection with the Check Solutions acquisition, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which had not yet reached technological feasibility.

    The facility closure charge includes $440,000 for office space, which will no longer be utilized.

    The activity related to the merger and restructuring costs reserve balance during the year ended January 31, 2002 is as follows (in thousands):

                                                          CHARGES RELATING
                                             WORKFORCE      TO CHECKFLOW     FACILITY
                                             REDUCTIONS        SUITE         CLOSURES    OTHER      TOTAL
                                             ----------   ----------------   --------   --------   --------
Reserve balance at the beginning of the
  year.....................................    $   --          $    --         $ --      $  --     $    --
Merger costs, excluding in-process research
  and development costs....................     1,925           10,833          240        298      13,296
Cash paid..................................      (305)            (317)          --         --        (622)
Non-cash charges against reserve...........        --           (5,181)          --       (298)     (5,479)
Other......................................        --              150           --         --         150
                                               ------          -------         ----      -----     -------
July 31, 2001 reserve balance..............     1,620            5,485          240         --       7,345

Merger-related costs, Pegasystems, Inc.
  settlement...............................        --            4,239           --         --       4,239
Cash paid..................................      (601)            (643)         (41)        --      (1,285)
                                               ------          -------         ----      -----     -------
October 31, 2001 reserve balance...........     1,019            9,081          199         --      10,299

Restructuring costs........................     3,483               74          200         --       3,757
Cash paid..................................      (960)          (1,814)         (32)        --      (2,806)
                                               ------          -------         ----      -----     -------
January 31, 2002 reserve balance...........    $3,542          $ 7,341         $367      $  --     $11,250
                                               ======          =======         ====      =====     =======

    INTEREST INCOME: Interest income decreased $0.4 million or 19% to $1.6 million for fiscal 2001 from $2.0 million for fiscal 2000. Interest income initially increased during fiscal 2001 due to the addition of $32.0 million of net proceeds related to our public offering of 2,000,000 shares of common stock, at a price of $17.00 per share, in November 2000. As these proceeds as well as approximately $33.7 million of additional cash, were used to fund the Check Solutions acquisition during the second quarter, we expect interest income to significantly decrease in the future.

    INTEREST EXPENSE: Interest expense is primarily the result of the borrowings during the second quarter under the three year revolving credit agreement with a group of banks.

    PROVISION (BENEFIT) FOR INCOME TAXES: The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. Our effective income tax rate was lowered to 9.9% for fiscal 2001 due to losses we incurred which were not benefited. For us to realize the benefit of our net operating loss carryforward and other deferred tax assets recorded as of January 31, 2002, we must generate future taxable income. Due to significant losses incurred in fiscal 2001, we concluded that the "more likely than not" criteria required for recognition of deferred tax assets under SFAS No. 109, ACCOUNTING FOR INCOME TAXES was not met at January 31, 2002. Thus, a $9.4 million valuation allowance was recorded in fiscal 2001 to fully reserve the net deferred tax assets which resulted in the unbenefitted losses. For fiscal 2000, our effective income tax rate was 38%.

    On March 7, 2002, the federal tax law changed to allow net operating losses for taxable years ending in 2001 and 2002 to be carried back an additional three years. Consistent with the requirements of SFAS No. 109, the impact of this change in tax law and related five year carryback was not used in the determination of the Company's tax provision and related deferred tax valuation allowance for the year ended January 31, 2002. Any impact from this change in tax law, including any reduction in the valuation allowance as a result of the expanded carryback period will first be reflected in our tax provision for the quarterly period ended April 30, 2002.

    At January 31, 2002, we had available net operating loss carryforwards of approximately $14.5 million, which expire in 2022.

YEAR ENDED JANUARY 31, 2001 (FISCAL 2000) COMPARED TO YEAR ENDED JANUARY 31,
  2000 (FISCAL 1999)

    REVENUES. Our total revenues increased by 45.4% to $110.3 million in fiscal 2000 from $75.8 million in fiscal 1999. The increase was primarily attributable to growth in revenues from consulting fees. Revenues from consulting fees increased by 44.2% to $71.7 million in fiscal 2000 from $49.7 million in fiscal 1999. Consulting fees have increased primarily as a result of continued demand for value-priced Revenue Enhancement Services and Enterprise Solutions. Revenue Enhancement revenues increased 101.6% to $40.0 million in fiscal 2000 from $19.8 million in fiscal 1999. Enterprise Solutions increased 34.9% to $27.7 million in fiscal 2000 from $20.6 million in fiscal 1999. Value-priced engagements have a favorable reception from customers in the United States and in our foreign markets. Revenues related to value-priced opportunities tend to fluctuate period to period and are likely to fluctuate in future periods. Software license fees increased 28.8% to $18.0 million in fiscal 2000 from $14.0 million in fiscal 1999. This increase was precipitated by increased demand for our FraudLink and Back Office solutions. The FraudLink solution has been particularly successful in both Australia and the United Kingdom. Software maintenance fees increased 60.7% to $11.2 million in fiscal 2000 from $7.0 million in fiscal 1999. Increases in software maintenance fees have been driven by increased software license revenue along with annual rate increases. Additionally, increases in software maintenance fees have been driven by the acquisition of new software products that were already subject to annual maintenance contracts. Software implementation fees increased 81.7% to $9.3 million in fiscal 2000 from $5.1 million in fiscal 1999. The increase in software implementation fees have been driven by increased software licensing activity resulting in the growth in the number of customers requiring these services.

    COST OF REVENUES. Cost of revenues generally consists of personnel costs, amortization of capitalized software development costs, and third-party royalties. Total cost of revenues increased by 51.8% to $52.3 million in fiscal 2000 from $34.4 million in fiscal 1999. This increase resulted primarily from an increase in the cost of revenue for consulting fees, software license fees and software implementation fees. Cost of revenues for consulting fees increased by 38.5% to $38.2 million in fiscal 2000 from $27.6 million in fiscal 1999. The increase was primarily the result of increases in personnel and personnel related costs to support the growth of the Revenue Enhancement and Enterprise Solutions practices. Cost of revenues for software licenses increased 180.1% to $5.5 million in fiscal 2000 from $2.0 million in fiscal 1999. The increase was primarily due to increased amortization of capitalized software costs along with increased software royalties expense. Cost of revenues for software implementation increased 137.4% to $5.7 million in fiscal 2000 from $2.4 million in fiscal 1999. The increase was primarily due to an increase in personnel cost associated with implementation, training and customer support related to these engagements. Total cost of revenues as a percentage of total revenues increased to 47.4% in fiscal 2000 from 45.4% in fiscal 1999, primarily as a result of increased amortization of capitalized software costs and third-party royalty expense along with increased personnel costs associated with software implementations.

    OPERATING COSTS AND EXPENSES:

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

    PROVISION FOR INCOME TAXES. The provision for income taxes increased to $8.3 million in fiscal 2000 from $4.4 million in fiscal 1999, reflecting an effective tax rate of 38% and 36% for fiscal 2000 and fiscal 1999, respectively. Increases in the estimated annual effective rate resulted from increased state taxes and also increased non-deductibility of certain expenses.

SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth unaudited quarterly data for each of our last eight quarters ended January 31, 2002. The data has been derived from our unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as any indication of future performance.

                                                                             THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                            JAN 31,    OCT 31,    JULY 31,   APR 30,    JAN 31,    OCT 31,    JULY 31,   APR 30,
                                            2002(1)    2001(1)    2001(1)      2001       2001       2000       2000       2000
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Consulting fees.........................  $10,276    $  7,066   $ 10,655   $14,845    $19,219    $17,620    $21,766    $13,110
  Software license fees...................   15,830       7,169     12,057     5,235      6,273      5,712      1,872      4,173
  Software maintenance fees...............   10,456       9,257      6,437     3,197      3,258      2,970      2,713      2,282
  Software implementation fees............    6,188       6,192      4,703     2,127      2,037      2,455      2,311      2,495
                                            -------    --------   --------   -------    -------    -------    -------    -------
    Total revenues........................   42,750      29,684     33,852    25,404     30,787     28,757     28,662     22,060
COST OF REVENUES:
  Consulting fees.........................    7,072       8,312      9,558    10,015     10,042      9,658      9,912      8,573
  Software license fees...................    1,920       2,004      1,788     1,165      1,520      1,602      1,264      1,143
  Write-off of capitalized software costs
    and prepaid software royalties(2).....       --      12,089      2,819        --         --         --         --
  Software maintenance fees...............    2,169       2,041      1,784     1,300        764        800        798        535
  Software implementation fees............    5,663       5,056      3,506     1,724      1,614      1,583      1,239      1,217
                                            -------    --------   --------   -------    -------    -------    -------    -------
    Total cost of revenues................   16,824      29,502     19,455    14,204     13,940     13,643     13,213     11,468
                                            -------    --------   --------   -------    -------    -------    -------    -------
Gross profit..............................   25,926         182     14,397    11,200     16,847     15,114     15,449     10,592
                                            -------    --------   --------   -------    -------    -------    -------    -------
OPERATING COSTS AND EXPENSES:
  Selling, general and administrative.....   15,924      14,629     14,091     8,937      7,508      7,816      8,821      7,598
  Research and development................    2,548       3,241      2,009       867      2,001      1,625      1,445        984
  Amortization of goodwill and intangible
  assets..................................    1,724       1,709      1,142        --         --         --         --         --
  Merger and restructuring costs(2).......    3,757       4,239     15,596        --         --         --         --         --
                                            -------    --------   --------   -------    -------    -------    -------    -------
    Total operating costs and expenses....   23,953      23,818     32,838     9,804      9,509      9,441     10,266      8,582
                                            -------    --------   --------   -------    -------    -------    -------    -------
Income (loss) from operations.............    1,973     (23,636)   (18,441)    1,396      7,338      5,673      5,183      2,010
Other income (expense)....................     (782)       (664)       (36)      686        646        330        374        372
                                            -------    --------   --------   -------    -------    -------    -------    -------
Income (loss) before provision (benefit)
  for income taxes........................    1,191     (24,300)   (18,477)    2,082      7,984      6,003      5,557      2,382
Provision (benefit) for income taxes(3)...       67       2,100     (6,836)      770      3,034      2,281      2,112        905
                                            -------    --------   --------   -------    -------    -------    -------    -------
Net income (loss).........................  $ 1,124    $(26,400)  $(11,641)  $ 1,312    $ 4,950    $ 3,722    $ 3,445    $ 1,477
                                            =======    ========   ========   =======    =======    =======    =======    =======
Basic earnings (loss) per share(4)........  $  0.05    $  (1.21)  $  (0.53)  $  0.06    $  0.23    $  0.20    $  0.19    $  0.08
                                            =======    ========   ========   =======    =======    =======    =======    =======
Diluted earnings (loss) per share(4)......  $  0.05    $  (1.21)  $  (0.53)  $  0.06    $  0.22    $  0.19    $  0.18    $  0.08
                                            =======    ========   ========   =======    =======    =======    =======    =======
Shares used in computing basic earnings
  per share(4)............................   21,896      21,890     21,863    21,764     21,345     18,825     18,549     18,499
                                            =======    ========   ========   =======    =======    =======    =======    =======
Shares used in computing diluted earnings
  per share(4)............................   21,982      21,890     21,863    22,732     22,795     20,036     19,417     19,467
                                            =======    ========   ========   =======    =======    =======    =======    =======

------------------------------

(1) On June 6, 2001, we completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"). The operating results of Check Solutions are included in our results of operations from the date of acquisition. See Note 3 of our Notes to Consolidated Financial Statements for information concerning our acquisition of Check Solutions.

(2) See Note 11 of our Notes to Consolidated Financial Statements for information concerning the Merger, Restructuring and Write-off of Capitalized Software Costs and Prepaid Software Royalties for the year ended January 31, 2002.

(3) See Note 5 of our Notes to Consolidated Financial Statements for information concerning the provision (benefit) for income taxes for the year ended January 31, 2002.

(4) See Note 2 and 8 of our Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted earnings per share.

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

    - the extent of customers' international expansion; and

    - general economic conditions.

    Because of the above factors, along with such non-recurring items such as merger and restructuring costs and write-off of capitalized software costs and prepaid software royalties, the results of any particular quarter may not be indicative of the results for the full year. There can be no assurance that we will continue to experience growth in revenues and earnings.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. At January 31, 2002, we had a working capital of $23.7 million compared to $111.8 million at January 31, 2001. We had $25.7 million in cash and cash equivalents at January 31, 2002, a decrease of $37.4 million from $63.1 million in cash and cash equivalents at January 31, 2001. At January 31, 2002, we had $44.0 million of long-term debt. Based on our cash forecasts, we expect to use cash from an equity offering discussed below and cash from operating activities to fund our operations in fiscal 2002.

    Cash used in operating activities was $7.9 million in fiscal 2001 compared to cash provided by operating activities of $11.2 million in fiscal 2000 and $14.1 million in fiscal 1999. Operating cash flows decreased in fiscal 2001 primarily due to our net loss for fiscal 2001, increases in accounts receivable, prepayments of software royalties and decreases in deferred revenues.

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

QUARTER ENDED                              DSO      DSO INCLUDING EXPENSE REIMBURSEMENTS
-------------                            --------   ------------------------------------
January 31, 2002.......................    124                      118
October 31, 2001.......................    164                      151
July 31, 2001..........................    147                      137
April 30, 2001.........................    169                      151
January 31, 2001.......................    131                      119

    Cash used in investing activities during fiscal 2001 was $72.5 million, and was primarily related to the acquisition of Check Solutions Company. Cash used in investing activities during fiscal 2000 was $11.1 million, and was primarily related to the purchase of two companies, Automated Integrated Solutions, Inc. and X-Port Software, Inc., along with purchases of property and equipment. Cash used in investing activities was $8.5 million in fiscal 1999, and was related to purchases of property and equipment and capitalization of computer software costs.

    Financing activities provided cash of $43.0 million in fiscal 2001 and $37.0 million in fiscal 2000 compared to cash used in financing activities of $0.3 million in fiscal 1999. Cash provided by financing activities in fiscal 2001 resulted primarily from $45 million drawn on our revolving credit agreement entered into to assist in funding the Check Solutions acquisition. The cash provided by financing activities in fiscal 2000 related to our public offering of 2,000,000 shares of common stock on November 3, 2000 which raised
$31.5 million after deducting the costs of the offering.

    On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. At January 31, 2002, we had borrowed $44.0 million to fund the acquisition of Check Solutions. All outstanding borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on our ratio of funded debt to Earnings Before Interest, Taxes Depreciation and Amortization ("EBITDA"); or London Interbank Offered Rate ("LIBOR") plus a margin equal to 1.50% to 2.25% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.25% to 0.50% depending on our ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Effective October 31, 2001, we entered into an amendment to the credit agreement to reflect the impact of the decline in recent operating results. Under the amendment, margin rates were increased on prime or federal funds based loans to 2.00%, and on LIBOR based loans to 3.50%. Effective August 1, 2002, margins will decrease to a range of 0.50% to 1.25% on prime or federal funds based loans, and to a range of 2.00% to 2.75% on LIBOR based loans. Substantially all of our assets collateralize this revolving credit agreement. Also under the amendment, certain covenants were adjusted to levels we expect to achieve. As of January 31, 2002, we are in compliance with the covenants of the revolving credit agreement, as amended. While there can be no assurance, we believe we will continue to meet these covenants during the year ended January 31, 2003. Any instances of non-compliance would negatively impact our liquidity.

    Our ability to make additional borrowings under this revolving credit agreement is limited by a formula based on our outstanding accounts receivable. Additionally, if our accounts receivable decreases below certain levels as defined in the revolving credit agreement, mandatory prepayments of the debt may be required. At January 31, 2002, $3.8 million of additional borrowing capacity was available to us under the formula.

    At January 31, 2002, we had material commitments for our operating leases, as described in Note 7 in our Notes to Consolidated Financial Statements, including commitments of approximately $4.2 million in fiscal 2002. We have no material commitments for our capital expenditures. In fiscal 2002, we expect capital expenditures to be similar or slightly less than levels experienced in fiscal 2001.

    We may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition or joint venture could result in a decrease in our working capital depending on the amount, timing and nature of the consideration to be paid.

    On April 5, 2002, we sold 1,282,214 shares to a group of investors in a private transaction. In connection with this transaction, we intend to file a registration statement on Form S-3, following the filing of this annual report on Form 10-K for the year ended January 31, 2002, seeking to register the resale of such shares. We utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy existing obligations due to certain former employees of Check Solutions, with the remainder being used for working capital. Such amounts were paid on April 5, 2002. See Note 13 in our Notes to Consolidated Financial Statements.

    We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2002. However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

    The following summarizes our contractual obligations at January 31, 2002 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                                   PAYMENTS DUE BY PERIOD
                                                    -----------------------------------------------------
                                                     TOTAL     1 YEAR OR LESS   YEARS 2-3   AFTER 3 YEARS
                                                    --------   --------------   ---------   -------------
Revolving credit agreement(1).....................  $44,000       $    --        $44,000       $    --
Operating leases..................................   25,209         4,225          7,629        13,355
Accrued merger and restructuring costs............   11,250        11,250             --            --
                                                    -------       -------        -------       -------
                                                    $80,459       $15,475        $51,629       $13,355
                                                    =======       =======        =======       =======

------------------------

(1) Borrowings under the revolving credit agreement are subject to repayment based on our outstanding accounts receivable levels, as defined in the revolving credit agreement. See Note 4 to our Notes to Consolidated Financial Statements.

ACCOUNTING POLICIES

    In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use certain estimates and assumptions that affect the reported amounts and related disclosures and our estimates may vary from actual results. We consider the following four accounting policies as the most important to the portrayal of our financial condition and those that require the most subjective judgment. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

    REVENUE RECOGNITION

    CONSULTING FEES. We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed upon daily rates for services performed and out-of-pocket expenses. In this case, we are paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues paid on a percentage-of-completion basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Since financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-priced contracts are recognized when estimable. Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for us to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, during the third quarter of fiscal 2001, we began to offer payment terms which extend beyond 12 months. When we enter into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months and it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. Under this approach, upon contract signing, a completed backlog of revenue is established which is incrementally recognized as revenue over future quarters as amounts become due and payable under the agreement. When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer.

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

    Regardless of the pricing method employed by us in a given contract, we are typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers. Expenses are netted against reimbursements for consolidated financial statement reporting purposes, for fiscal 2001, 2000 and 1999. Beginning February 1, 2002, we will begin to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations in accordance with a recent FASB announcement. See "Recently Issued Accounting Standards".

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

    Although substantially all of our current software licenses provide for a fixed price license fee, some licenses instead provide for the customer to pay a monthly license fee based on actual use of the software product. The level of license fees earned by us under these arrangements will vary based on the actual amount of use by the customer. Revenue under these arrangements is recognized on a monthly basis.

    In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to its customers, we are required to pay royalties on sales of certain software products, including four Back Office products and Branch Truncation Management product. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20%-30%. Royalty expense is included as a component of the cost of software licenses in the accompanying consolidated statement of operations.

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

    SOFTWARE IMPLEMENTATION FEES. In connection with our sale of a software license, a customer may elect to purchase software implementation services, including software enhancements, patches and other software support services. Most of the customers that purchase software licenses from us also purchase software implementation services. We price our implementation services on a time-and-materials or on a fixed-price basis, and we recognize the related revenues as services are performed as these services are not essential to the functionality of the associated software.

    Revenues for agreements that include one or more elements to be delivered at a future date are recognized based on the relative fair value of those elements determined using vendor-specific objective evidence. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered or their fair values have been determined.

    Our contracts do not include right of return clauses. As a result, we have experienced few returns or cancellations for our products, and accordingly we do not record a provision for returns.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    A large proportion of our revenues and receivables are attributable to our customers in the banking industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of our products and services, we set up a specific reserve in an amount we determine appropriate for the perceived risk. Most of our contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates our risk both in terms of collectibility and adjustments to recorded revenue.

    SOFTWARE COSTS CAPITALIZED, GOODWILL AND OTHER INTANGIBLE ASSETS

    Software costs capitalized include developed technology acquired in acquisitions and costs incurred by us in developing our products which qualify for capitalization. We capitalize our development costs of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED" ("SFAS 86"). Our policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detailed program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (i) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three to six years).

    Through January 31, 2002, goodwill and other intangible assets were amortized using the straight-line method over lives of six to fifteen years. Effective February 1, 2002, goodwill will no longer be amortized. See "Recently Issued Accounting Standards" below. The goodwill will be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.

    We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of other long-lived assets warrant revision or that the remaining balance may not be recoverable. When factors indicate that other long-lived assets should be evaluated for possible impairment, we use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated. If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.

    MERGER AND RESTRUCTURING

    During fiscal year 2001, we recorded significant reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings. These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement No. 142 is expected to result in an increase in net income of $5.5 million ($0.25 per share using the dilutive number of shares at January 31, 2002) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and have not yet determined what the effect of these will be on the earnings and financial position of the Company.

    In October 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144, which replaces SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that a charge, if any, related to the adoption of SFAS No. 144 in fiscal 2002 will be significant.

    In November 2001, the FASB issued a Staff Announcement Topic D-103 covering the "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR OUT OF POCKET EXPENSES INCURRED" ("Announcement"). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the statement of operations. We netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We will adopt the Announcement beginning in the first quarter of fiscal 2002. The Announcement is not expected to have a significant impact on gross margin and will have no effect on net income, but will increase consulting fees and software implementation fees and related costs of revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATE RISK

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

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. All investments were liquidated as of January 31, 2002. The weighted-average interest rate on investment securities at January 31, 2001 was 4.5%. Amortized cost of short-term investments held at January 31, 2001 was $15.4 million, which approximates fair value.

    We currently have $44.0 million outstanding under our revolving credit agreement at January 31, 2002. As described in Note 4 of our Notes to Consolidated Financial Statements, the interest rate is variable. At
January 31, 2002, the interest rate on $35.0 million of the debt is 5.44% and the interest rate on $9.0 million of the debt is 5.25%.

    FOREIGN CURRENCY RISK

    Less than 5% of our accounts receivable balance at January 31, 2002 and 2001 was denominated in a foreign currency. Our exposure to adverse movements to foreign exchange rates is not significant. Therefore, we do not currently hedge our foreign currency exposure. Historically, foreign currency gains and losses have not had a significant impact on our results of operations or financial position. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if the volume of our business transacted in foreign currencies increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              CARREKER CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........     47

Consolidated Balance Sheets as of January 31, 2002 and
  2001......................................................     48

Consolidated Statements of Operations for the years ended
  January 31, 2002, 2001 and 2000...........................     49

Consolidated Statements of Stockholders' Equity for the
  years ended January 31, 2002, 2001 and 2000...............     50

Consolidated Statements of Cash Flows for the years ended
  January 31, 2002, 2001 and 2000...........................     51

Notes to Consolidated Financial Statements..................     52

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Carreker Corporation

    We have audited the accompanying consolidated balance sheets of Carreker Corporation (the Company), as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carreker Corporation at January 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Dallas, Texas
March 7, 2002 (except for Note 13,
            as to which the date is April 5, 2002)

                              CARREKER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $ 25,674   $ 63,098
  Short-term investments....................................        --     15,407
  Accounts receivable, net of allowance of $2,367 and $580
    at January 31, 2002 and 2001, respectively..............    58,792     44,746
  Federal income tax receivable.............................     4,823      5,372
  Prepaid software royalties................................       368        635
  Prepaid expenses and other current assets.................     3,281      1,919
  Deferred income taxes.....................................       816        678
                                                              --------   --------
Total current assets........................................    93,754    131,855

Property and equipment, net of accumulated depreciation of
  $10,682 and $7,305 at January 31, 2002 and 2001,
  respectively..............................................    10,384      5,888
Software costs, net of accumulated amortization of $10,023
  and $8,711 at January 31, 2002 and 2001, respectively.....    25,708     10,222
Goodwill, net of accumulated amortization of $3,019 at
  January 31, 2002..........................................    65,018         --
Intangible assets, net of accumulated amortization of $1,555
  at January 31, 2002.......................................    12,445         --
Deferred loan costs.........................................     1,008         --
Deferred income taxes.......................................        --         29
Other assets................................................       174         80
                                                              --------   --------
Total assets................................................  $208,491   $148,074
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  4,281   $  3,521
  Accrued compensation and benefits.........................    19,775      1,925
  Other accrued expenses....................................     6,218      3,902
  Note payable..............................................        --        880
  Income taxes payable......................................        --        862
  Deferred revenue..........................................    28,496      9,010
  Accrued merger and restructuring costs....................    11,250         --
                                                              --------   --------
Total current liabilities...................................    70,020     20,100
Long-term debt..............................................    44,000         --
Deferred income taxes.......................................       816      2,916
Deferred revenue............................................     1,436         --
                                                              --------   --------
Total liabilities...........................................   116,272     23,016
                                                              --------   --------
Stockholders' equity
  Preferred stock, $.01 par value: 2,000 shares authorized;
    no shares issued or outstanding.........................        --         --
  Common stock, $.01 par value: 100,000 shares authorized;
    21,924 and 21,738 shares issued at January 31, 2002 and
    2001, respectively......................................       219        217
  Additional paid-in capital................................    93,680     90,873
  Retained earnings (deficit)...............................    (1,165)    34,440
  Less treasury stock, at cost: 27 and 18 common shares as
    of January 31, 2002 and 2001, respectively..............      (515)      (472)
                                                              --------   --------
Total stockholders' equity..................................    92,219    125,058
                                                              --------   --------
Total liabilities and stockholders' equity..................  $208,491   $148,074
                                                              ========   ========

                            See accompanying notes.

                              CARREKER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
REVENUES:
  Consulting fees...........................................  $ 42,842   $ 71,715   $49,725
  Software license fees.....................................    40,291     18,030    13,994
  Software maintenance fees.................................    29,347     11,223     6,985
  Software implementation fees..............................    19,210      9,298     5,116
                                                              --------   --------   -------
    Total revenues..........................................   131,690    110,266    75,820

COST OF REVENUES:
  Consulting fees...........................................    34,957     38,185    27,574
  Software license fees.....................................     6,877      5,529     1,974
  Write-off of capitalized software costs and prepaid
    software royalties......................................    14,908         --        --
  Software maintenance fees.................................     7,294      2,897     2,511
  Software implementation fees..............................    15,949      5,653     2,381
                                                              --------   --------   -------
    Total cost of revenues..................................    79,985     52,264    34,440
                                                              --------   --------   -------
Gross profit................................................    51,705     58,002    41,380

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative.......................    53,581     31,743    25,333
  Research and development..................................     8,665      6,055     4,813
  Amortization of goodwill and intangible assets............     4,575         --        --
  Merger and restructuring costs............................    23,592         --        --
                                                              --------   --------   -------
    Total operating costs and expenses......................    90,413     37,798    30,146
                                                              --------   --------   -------
Income (loss) from operations...............................   (38,708)    20,204    11,234

OTHER INCOME (EXPENSE):
  Interest income, net......................................     1,580      1,959     1,164
  Interest (expense), net...................................    (2,265)       (64)      (14)
  Other expense.............................................      (111)      (173)      (50)
                                                              --------   --------   -------
    Total other income (expense)............................      (796)     1,722     1,100

Income (loss) before provision (benefit) for income taxes...   (39,504)    21,926    12,334
Provision (benefit) for income taxes........................    (3,899)     8,332     4,440
                                                              --------   --------   -------
Net income (loss)...........................................  $(35,605)  $ 13,594   $ 7,894
                                                              ========   ========   =======
Basic earnings (loss) per share.............................  $  (1.63)  $   0.70   $  0.43
                                                              ========   ========   =======
Diluted earnings (loss) per share...........................  $  (1.63)  $   0.67   $  0.42
                                                              ========   ========   =======
Shares used in computing basic earnings (loss) per share....    21,853     19,305    18,456
Shares used in computing diluted earnings (loss) per
  share.....................................................    21,853     20,429    18,980

                            See accompanying notes.

                              CARREKER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  COMMON STOCK       ADDITIONAL                   RETAINED      TREASURY STOCK          TOTAL
                               -------------------    PAID-IN       DEFERRED      EARNINGS    -------------------   STOCKHOLDERS'
                                SHARES     AMOUNT     CAPITAL     COMPENSATION    (DEFICIT)    SHARES     AMOUNT       EQUITY
                               --------   --------   ----------   -------------   ---------   --------   --------   -------------
Balance at January 31,
  1999.......................   18,354      $184      $44,563         $(568)      $ 12,952       --       $  --       $ 57,131

Director option grant........       --        --           28           (28)            --       --          --             --
Termination of restricted
  stock grant................      (23)       --          (80)           80             --       --          --             --
Compensation earned under
  employee/ director stock
  option plans...............       --        --           --           333             --       --          --            333
Purchases of treasury
  stock......................       --        --           --            --             --       89        (574)          (574)
Issuance of shares of common
  stock upon exercises of
  stock options..............      208         1         (322)           --             --      (88)        568            247
Tax benefit from exercises of
  stock options..............       --        --          375            --             --       --          --            375
Net income...................       --        --           --            --          7,894       --          --          7,894
                                ------      ----      -------         -----       --------      ---       -----       --------
  Balance at January 31,
  2000.......................   18,539       185       44,564          (183)        20,846        1          (6)        65,406

Director option grant........       --        --           78           (78)            --       --          --             --
Sale of stock................    2,000        20       31,436            --             --       --          --         31,456
Compensation earned under
  employee/ director stock
  option plans...............       --        --           --           261             --       --          --            261
Purchases of treasury
  stock......................       --        --           --            --             --       18        (472)          (472)
Issuance of shares of common
  stock
upon exercises of stock
  options....................    1,199        12        6,612            --             --       (1)          6          6,630
Tax benefit from exercises of
  stock options..............       --        --        8,183            --             --       --          --          8,183
Net income...................       --        --           --            --         13,594       --          --         13,594
                                ------      ----      -------         -----       --------      ---       -----       --------
  Balance at January 31,
  2001.......................   21,738       217       90,873            --         34,440       18        (472)       125,058

Director option grant........       --        --           56           (56)            --       --          --             --
Compensation earned under
  employee/ director stock
  option plans...............       --        --           68            56             --       --          --            124
Purchases of treasury
  stock......................       --        --           --            --             --        9         (43)           (43)
Issuance of shares of common
  stock
upon exercises of stock
  options....................      186         2        1,161            --             --       --          --          1,163
Tax benefit from exercises of
  stock options..............       --        --        1,522            --             --       --          --          1,522
Net loss.....................       --        --           --            --        (35,605)      --          --        (35,605)
                                ------      ----      -------         -----       --------      ---       -----       --------
  Balance at January 31,
  2002.......................   21,924      $219      $93,680         $  --       $ (1,165)      27       $(515)      $ 92,219
                                ======      ====      =======         =====       ========      ===       =====       ========

                            See accompanying notes.

                              CARREKER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $(35,605)  $ 13,594   $  7,894
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization of property and
     equipment..............................................     3,801      2,591      1,997
    Amortization of software costs..........................     5,846      3,822      1,189
    Amortization of goodwill and intangible assets..........     4,575         --         --
    Compensation earned under employee/director stock option
     plan...................................................       124        261        333
    Tax benefit from exercises of stock options.............     1,522      8,183        375
    Deferred income taxes...................................    (2,209)      (258)       757
    Non-cash portion of merger and restructuring costs......    19,027         --         --
    Write-off of capitalized software costs and prepaid
     software royalties.....................................    14,908         --         --
    Provision for doubtful accounts.........................     1,797        986        587
    Amortization of software royalties......................       473         --         --
    Amortization of deferred loan costs.....................       244         --         --
    Loss on sale of assets..................................        11         24         --
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable...................................    (6,031)   (14,889)    (3,826)
      Prepaid expenses and other assets.....................      (478)    (1,133)      (172)
      Prepayment of software royalties......................   (12,900)        --         --
      Accounts payable and accrued expenses.................     1,222      2,285      2,996
      Income taxes payable/receivable.......................      (313)    (6,820)       910
      Deferred revenue......................................    (3,872)     2,571      1,053
                                                              --------   --------   --------
Net cash (used in) provided by operating activities.........    (7,858)    11,217     14,093

INVESTING ACTIVITIES:
  Purchases of short-term investments.......................        --    (36,540)    (6,016)
  Sales and maturities of short-term investments............    15,407     34,696      5,302
  Acquisition, net of cash acquired.........................   (78,051)    (5,268)        --
  Purchases of property and equipment.......................    (5,967)    (3,095)    (3,521)
  Computer software costs capitalized.......................    (3,964)      (928)    (4,259)
  Proceeds from disposition of assets.......................        22         --         --
                                                              --------   --------   --------
Net cash used in investing activities.......................   (72,553)   (11,135)    (8,494)

FINANCING ACTIVITIES:
  Purchases of treasury stock...............................       (43)      (466)      (574)
  Proceeds from issuance of long-term debt..................    45,000         --         --
  Payments on long-term debt................................    (1,000)        --         --
  Payment of deferred loan costs............................    (1,253)        --         --
  Proceeds from exercises of stock options..................     1,163      6,624        247
  Proceeds from sale of stock...............................        --     31,456         --
  Payments on notes payable.................................      (880)      (571)        --
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........    42,987     37,043       (327)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (37,424)    37,125      5,272
Cash and cash equivalents at beginning of year..............    63,098     25,973     20,701
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 25,674   $ 63,098   $ 25,973
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $  1,618   $     64   $     14
                                                              ========   ========   ========
  Cash paid (received) for income taxes, net................  $ (2,980)  $  7,198   $  2,357
                                                              ========   ========   ========

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed below, the Company makes significant estimates and assumptions in the areas of accounts receivable and revenue recognition. Although the Company believes that the estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to the Company's financial results.

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

    SHORT-TERM INVESTMENTS

    The Company considers investments with maturities of greater than three months, when purchased, to be short-term investments based on the freely tradable nature of the investments, and management's expectation that they will not be held for greater than one year. Short-term investments consist primarily of tax exempt municipal bonds. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates their designation as of each balance sheet date. All debt securities have been determined by management to be available for sale. Available for sale securities are stated at amortized cost, which approximates fair value. The fair value of debt securities is determined based upon current market value price quotes by security. As of January 31, 2002, all short-term investments have been liquidated.

    ACCOUNTS RECEIVABLE

    A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral. Because the Company's accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. To evaluate a specific customer's ability to pay, the Company analyzes financial statements, payment history, and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company's products and services, the Company sets up a specific reserve in an amount we determine appropriate for the perceived risk. Most of the Company's contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three years ended January 31, 2002, 2001 and 2000 were $1,010,000, $1,763,000 and
$502,000, respectively.

    Accounts receivable include unbilled amounts that represent receivables for work performed for which billings upon mutual agreement have not been presented to the customers. These receivables are generally billed and collected within one year of completion of the service. Accounts receivable include $20,958,000 and $24,055,000 of unbilled receivables at January 31, 2002 and 2001, respectively.

    The fair value of accounts receivable approximates the carrying amount of accounts receivable.

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

                                                                 JANUARY 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Furniture..................................................  $ 5,035     $4,304
Equipment and software.....................................   15,038      8,204
Leasehold improvements.....................................      993        685
                                                             -------     ------
  Total cost...............................................   21,066     13,193

Less accumulated depreciation and amortization.............  (10,682)    (7,305)
                                                             -------     ------
  Net property and equipment...............................  $10,384     $5,888
                                                             =======     ======

    The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". The Company capitalizes costs of consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included in "Equipment and Software". Costs incurred during preliminary project and post-implementation stages are charged to expense.

    INTANGIBLE ASSETS AND GOODWILL

    Intangible assets, which consist of developed technology and software products, customer relations and assembled workforce, have been recorded as the result of business acquisitions (See Note 3) and are being amortized on the straight-line basis over six years. Developed technology and software products acquired are classified as a component of capitalized software costs in the accompanying consolidated balance sheets.

    Goodwill is the result of differences, if any, between the aggregate consideration paid for the acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over an estimated life of 15 years. Beginning in the first quarter of the year ended January 31, 2003, goodwill will no longer be amortized, but will be subject to an annual impairment test. See "Recently Issued Accounting Standards" below.

    DEFERRED LOAN COSTS

    Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement. The costs are being amortized to interest expense over the 36 month life of the credit agreement.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the asset or business center. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. The assessment of recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. See "Recently Issued Accounting Standards" below.

    SOFTWARE COSTS CAPITALIZED

    Software costs capitalized include developed technology acquired in acquisitions and costs incurred by the Company in developing its products which qualify for capitalization. The Company capitalizes the development costs of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (i) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three to six years). The Company capitalized, excluding software acquired through business combinations, $3,964,000, $928,000 and $4,259,000, and recorded amortization relating to software development costs capitalized of $3,099,000, $3,822,000, and $1,189,000 in the years ended January 31, 2002, 2001 and 2000, respectively.

    REVENUE RECOGNITION

    Effective February 1, 2000, the Company adopted Statement of Position ("SOP") 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS, which did not require a significant change to the Company's revenue recognition policies. In December 1999, the Securities and Exchange Commission ("SEC"), issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which was adopted retroactive to February 1, 2000. The adoption of SAB 101 did not materially affect the Company's revenue recognition policies.

    CONSULTING FEES. The Company employs three primary pricing methods in connection with the delivery of consulting services. First, the Company may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues paid on a percentage-of-completion basis. The Company believes that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Since financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of the solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of the solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for the Company to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to the Company, during the third quarter of fiscal 2001, the Company began to offer payment terms which extend beyond 12 months. When we enter into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months and it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. Under this approach, upon contract signing, a completed backlog of revenue is established which is incrementally recognized as revenue over future quarters as amounts become due and payable under the agreement. When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer.

    The Company typically must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the bank will purchase the solutions. The Company expects that value-pricing contracts will continue to account for a large percentage of our revenues in the future. As a consequence of the use of value-pricing contracts and due to the revenue recognition policy associated with those contracts, the Company's results of operations will likely fluctuate significantly from period to period.

    Regardless of the pricing method employed by the Company in a given contract, the Company is typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers. Expenses are netted against reimbursements for consolidated financial statement reporting purposes. Beginning February 1, 2002, the Company will begin to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the consolidated statement of operations in accordance with a recent FASB announcement, See Recently Issued Accounting Standards.

    SOFTWARE LICENSE FEES. In the event that a software license is sold either together with consulting services or on a stand-alone basis, the Company is usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed twelve months. The Company recognizes software license revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION." Under SOP 97-2, the Company recognizes software license revenues upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management.

    Although substantially all of the Company's current software licenses provide for a fixed price license fee, some licenses instead provide for the customer to pay a monthly license fee based on actual use of the software product. The level of license fees earned by the Company under these arrangements will vary based on the actual amount of use by the customer. Revenue under these arrangements is recognized on a monthly basis as earned.

    SOFTWARE MAINTENANCE FEES. In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from the Company also purchase software maintenance services, which typically are renewed annually. The Company charges an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and the Company recognizes these revenues ratably over the term of the related contract.

    SOFTWARE IMPLEMENTATION FEES. In connection with the sale of a software license, a customer may elect to purchase software implementation services, including software enhancements, patches and other software support services. Most of the customers that purchase software licenses from the Company also purchase software implementation services. The Company prices our implementation services on a time-and-materials or on a fixed-price basis, and the Company recognizes the related revenues as services are performed.

    Revenues for agreements that include one or more elements to be delivered at a future date are recognized based on the relative fair value of those elements determined using vendor-specific objective evidence. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered or their fair values have been determined.

    The Company's contracts typically do not include right of return clauses. As a result, the Company has experienced few returns or cancellations for its products, and accordingly the Company does not record a provision for returns.

    ROYALTIES

    In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30%. Approximately $2,465,000, $1,914,000 and $577,000 of royalty expense was recorded under these agreements in the years ended January 31, 2002, 2001 and 2000, respectively. Royalty expense is included as a component of the cost of software licenses in the accompanying consolidated statements of operations.

    DEFERRED REVENUE

    Deferred revenue represents amounts billed to customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred. Long-term deferred revenue represents amounts received for maintenance to be provided beginning in periods on or after February 1, 2003.

    RESEARCH AND PRODUCT DEVELOPMENT COSTS

    Research and product development costs, which are not subject to capitalization under Statement of Financial Accounting Standards (SFAS) 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications and sustaining maintenance activities.

    EARNINGS PER SHARE

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options (using the treasury stock method).

    STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"). In March 2000, the Financial Accounting Standards Board Statement ("FASB") issued Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (AN INTERPRETATION OF APB OPINION NO. 25)," ("FIN 44"), which became effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations. As required under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company provides pro forma disclosure of net income and earnings per share. See Note 6.

    RISKS AND UNCERTAINTIES

    The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, customer concentration, indebtedness, fluctuations in operating results, eligibility of shares for sale in the market, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to gain market acceptance, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, ability to attract and retain qualified personnel, competition, potential strategic alliances and acquisitions, proprietary rights, claims and legal proceedings, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets. Negative trends in the Company's operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair the Company's liquidity. See description of the Company's revolving credit agreement and related financial covenants in Note 4.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS 133).
SFAS 133, as amended, was effective for us beginning February 1, 2001. We do not currently utilize derivative financial instruments. Therefore, the adoption of SFAS 133 did not have any impact on our results of operation or financial position.

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $5.5 million ($0.25 per share using the dilutive number of shares at January 31, 2002) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142 and has not yet determined what the effect of this change, if any, will be on the earnings and financial position of the Company.

    In October 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144, which replaces SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that a charge, if any, related to the adoption of SFAS No. 144 in fiscal 2002 will be significant.

    In November 2001, the FASB issued an announcement on the topic of "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR OUT OF POCKET EXPENSES INCURRED" (the "Announcement"). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the statement of operations. The Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. The Company will adopt the Announcement beginning in the first quarter of fiscal 2002. The Announcement is not expected to have a significant impact on gross margin and will have no effect on net income, but will increase consulting fees and software implementation fees and related cost of revenues.

3. BUSINESS COMBINATIONS

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

    On May 29, 2000, the Company acquired all of the outstanding stock of X-Port Software, Inc., an Ontario Company ("X-Port") for $3.0 million in cash. The transaction was accounted for as a purchase transaction with approximately
$3.0 million of the purchase price allocated to capitalized software which was to be amortized over a four year period. However, during the three months ended July 31, 2001, the Company recorded a non-cash charge of $2.8 million representing the write-off of the remaining net book value of the capitalized software. See Note 11.

    In connection with the acquisition of X-Port, the Company entered into a separate agreement with the former owner of X-Port for consulting and development services through 2003. The payments for consulting total $616,000 over the three year period and the development services fees total $1.0 million with an additional $400,000 if certain other criteria are met. In January 2002, the Company terminated this agreement with the former owner of X-Port. The resulting charge of $1.1 million is included in merger and restructuring costs in the accompanying consolidated statement of operations.

    On June 6, 2001, the Company completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions") for $110.2 million in cash, plus an additional $2.0 million of direct acquisition costs. Check Solutions is a check and image processing software and installation business that services the payment-processing sector of the financial industry. The operating results of Check Solutions are reported in the Business Segment and Revenue Concentration footnote in the Global Technology Solutions segment. The Company funded the acquisition through $65.2 million of its cash, and funded the remaining $45.0 million from proceeds under the revolving credit agreement as described in Note 4.

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

    The Company has obtained an independent appraisal of the fair values of the identified intangible assets, which are being amortized on a straight-line basis.

    A summary of the assets acquired and liabilities assumed in the acquisition follows (In thousands):

Net assets of Check Solutions...............................  $  3,663
Current technology and software products (estimated life of
  5-6 years)................................................    24,200
Customer relationships (estimated life of 6 years)..........     8,400
Assembled workforce (estimated life of 6 years).............     5,600
Goodwill (estimated life of 15 years).......................    68,037
In-process research and development.........................     2,300
                                                              --------
  Total purchase price......................................  $112,200
                                                              ========

    In connection with the acquisition of Check Solutions, a portion of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The $2.3 million attributed to IPR&D was expensed on the date of the acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative future use.

    The following unaudited pro forma financial information for the year ended January 31, 2002 and 2001, assumes the Check Solutions acquisition occurred at the beginning of the respective periods (In thousands, except per share data).

                                                          YEAR ENDED JANUARY 31,
                                                          -----------------------
                                                             2002         2001
                                                          ----------   ----------
Revenue.................................................   $146,415     $150,364
Net loss................................................    (39,914)       1,405
Basic loss per share....................................      (1.83)        0.07
Diluted loss per share..................................      (1.83)        0.07

    The unaudited pro-forma financial information for the year ended
January 31, 2001 combines the Company's historical statement of operations for the year ended January 31, 2001 with Check Solutions' historical statement of operations for the year ended December 31, 2000. The unaudited pro-forma financial information for the year ended January 31, 2002 combines the Company's statement of operations for the year ended January 31, 2002, which includes Check Solutions since the acquisition date of June 6, 2001 with Check Solutions historical statement of operations for the four months ended May 31, 2001.

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

4. REVOLVING CREDIT AGREEMENT

    On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. All outstanding borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on the Company's ratio of funded debt to EBITDA; or LIBOR plus a margin equal to 1.50% to 2.25% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.25% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Effective October 31, 2001, the Company entered into an amendment to the credit agreement to reflect the impact of the decline in recent operating results. Under the amendment, margin rates were increased on prime or federal funds based loans to 2.00%, and on LIBOR based loans to 3.50%. Effective August 1, 2002, margins will decrease to a range of 0.50% to 1.25% on prime or federal funds based loans, and to a range of 2.00% to 2.75% on LIBOR based loans. Substantially all of the Company's assets collateralize the revolving credit agreement. Also under the amendment, certain covenants were eliminated for the period ended October 31, 2001, and future covenants were adjusted to levels the Company expects to achieve. As of January 31, 2002, the Company is in compliance with the covenants of the revolving credit agreement, as amended. The Company's ability to make additional borrowings under this revolving credit agreement is limited by a formula based on the Company's outstanding accounts receivable. Additionally, if the Company's accounts receivable balance decreases below certain levels as defined in the revolving credit agreement, mandatory prepayments of the debt may be required. At January 31, 2002, $3.8 million of additional borrowing capacity was available to the Company.

    At January 31, 2002, the Company has $44.0 million outstanding under the agreement in connection with the acquisition of Check Solutions. At January 31, 2002, the interest rate on $35.0 million of the debt is 5.44% and the interest rate on $9.0 million of the debt is 5.25%. As the interest on the debt is variable, the carrying value approximates the fair value. Interest expense on the Revolving Credit Agreement was $1,878,000 million for the year ended January 31, 2002.

5. PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's provision (benefit) for income taxes consists of the following (in thousands):

                                                         YEAR ENDED JANUARY 31,
                                                     ------------------------------
                                                       2002       2001       2000
                                                     --------   --------   --------
Federal:
  Current..........................................  $(1,690)    $7,744     $3,278
  Deferred.........................................   (2,209)      (294)       714
                                                     -------     ------     ------
                                                      (3,899)     7,450      3,992

State:
  Current..........................................       --        899        404
  Deferred.........................................       --        (17)        44
                                                     -------     ------     ------
                                                          --        882        448
                                                     -------     ------     ------
                                                     $(3,899)    $8,332     $4,440
                                                     =======     ======     ======

    The provisions (benefit) for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision, (benefit) for income taxes as follows (in thousands):

                                                        YEAR ENDED JANUARY 31,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
Income tax expense at statutory rate..............  $(13,432)   $7,674     $4,193
State income taxes, net of U.S. federal benefit...        --       567        399
Tax exempt interest income........................      (230)     (306)      (307)
Nondeductible expenses............................       211       371         28
Increase in valuation reserve.....................     9,412        --         --
Other, net........................................       140        26        127
                                                    --------    ------     ------

Provision (benefit) for income taxes..............  $ (3,899)   $8,332     $4,440
                                                    ========    ======     ======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                 JANUARY 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Deferred tax assets:
  Accruals not currently deductible........................   $1,250    $   469
  Allowance for doubtful accounts..........................      852        209
  Accrued merger and restructuring costs...................    2,628         --
  Net operating loss.......................................    5,212         --
  Tax credits..............................................      286         --
  Less valuation allowance.................................   (9,412)        --
                                                              ------    -------
Total deferred tax assets..................................      816        678

Deferred tax liabilities:
  Depreciation of property and equipment...................       62        146
  Capitalized software costs...............................      754      2,741
                                                              ------    -------
Total deferred tax liabilities.............................      816      2,887
                                                              ------    -------

Net deferred tax liabilities...............................   $   --    $(2,209)
                                                              ======    =======

    At January 31, 2002, the Company had available to it net operating loss carryforwards of approximately $14.5 million, which expire in 2022. The Company has established a valuation allowance to reserve its net deferred tax assets at January 31, 2002 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in SFAS No. 109, ACCOUNTING FOR INCOME TAXES, were not met.

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

    On January 31, 1998, the Committee issued 84,700 shares of restricted stock with a fair market value of $8.90 per share to certain key employees under the Company's Long Term Incentive Plan. Holders of restricted stock retain all rights of a stockholder, except the shares cannot be sold until they vest. Upon employee termination, all unvested shares are forfeited to the Company. On December 15, 1999, 23,100 shares were forfeited due to an employee termination. The remaining restricted shares vested in full on January 31, 2001. At January 31, 2000, there was deferred compensation related to the restricted shares totaling $183,000. The deferred compensation was charged to expense ratably over the vesting period.

    The Company has a Director Stock Option Plan (the Director Plan) under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of the Company's Common Stock. Effective July 19, 2001, options granted under the Director Plan are granted at fair market value as of the grant date, vest at the rate of 25% per calendar quarter, and expire if not exercised ten years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. Prior to July 19, 2001, options granted under the Director Plan were granted at 50% of the fair market value on the grant date, became exercisable one year from the date of the grant or in one or more installments and expired fifteen years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. During the years ended January 31, 2002, 2001 and 2000, options to purchase 31,792 shares, 15,557 shares and 9,168 shares, respectively, of common stock were granted to Directors. Due to options issued prior to July 19, 2001 being issued at less than fair market value on the grant date, the Company recorded deferred compensation at the dates of grant during the years ended January 31, 2002, 2001 and 2000 of $56,246, $77,500 and $27,500, respectively, to be expensed ratably over the vesting period. At January 31, 2002, there was no remaining deferred compensation related to Director options.

    Stock option transactions under all plans for the years ended January 31, 2002, 2001 and 2000, are as follows (in thousands, except per share amounts):

                                                       2002                  2001                  2000
                                                -------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                 NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER    AVERAGE
                                                   OF      EXERCISE      OF      EXERCISE      OF      EXERCISE
                                                OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                --------   --------   --------   --------   --------   --------
Options outstanding at beginning of year......    2,864     $ 9.14      3,042     $ 6.47     3,573      $6.19
  Granted.....................................    1,914      12.17      1,152      12.50       194       6.47
  Exercised...................................     (185)      6.27     (1,200)      5.53      (297)       .84
  Forfeited...................................     (230)     11.15       (130)      9.71      (428)      8.02
                                                 ------                ------                -----
Options outstanding at end of year............    4,363      10.49      2,864       9.14     3,042       6.47
                                                 ======                ======                =====
Options exercisable at end of year............    1,640                   932                1,573
Weighted average grant-date fair value of
  options granted during the year.............              $10.21                $ 8.64                $4.55
                                                            ======                ======                =====

    Information related to options outstanding at January 31, 2002, is summarized below (in thousands, except per share amounts):

                                    OPTIONS           WEIGHTED                           OPTIONS
                                 OUTSTANDING AT       AVERAGE           WEIGHTED      EXERCISABLE AT      WEIGHTED
                                  JANUARY 31,        REMAINING          AVERAGE        JANUARY 31,        AVERAGE
  RANGE OF EXERCISE PRICE             2002        CONTRACTUAL LIFE   EXERCISE PRICE        2002        EXERCISE PRICE
  ----------------------------   --------------   ----------------   --------------   --------------   --------------
  $0.85 to $7.44                       833              6.87             $ 5.39              567           $ 5.11
  $8.08 to $9.32                     1,587              7.87               8.66              732             8.96
  $10.13 to $14.90                   1,620              8.86              13.39              269            11.68
  $16.13 to $26.19                     323              8.86              18.06               72            18.02
                                     -----                                                 -----
                                     4,363                                                 1,640
                                     -----                                                 -----

    As of January 31, 2002, the Company has reserved for issuance under the Long Term Incentive Plan 5,692,367 shares of common stock, of which 4,294,758 shares are subject to currently outstanding options to employees, and 1,397,609 shares are reserved for future awards. As of January 31, 2002, the Company has reserved for issuance under the Director Plan 195,314 shares of Common Stock, of which 68,113 shares are subject to currently outstanding options, and 127,201 shares are reserved for future awards.

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock options is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the option's vesting period. During the years ended January 31, 2002, 2001 and 2000, total compensation expense recorded relating to employee and director stock options was approximately $56,000, $260,000 and $332,000, respectively.

    Information regarding pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model assuming volatility of 1.260 in 2002, .846 in 2001 and .862 in 2000, and the following assumptions for 2002, 2001 and 2000, respectively: weighted-average risk free interest rate of 4.6%, 6.2% and 5.6%, no dividends, and a weighted average expected life of 4.5 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                                  YEAR ENDED JANUARY 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Pro forma net income (loss).................................  $(39,481)  $10,970     $6,051
                                                              ========   =======     ======

Basic pro forma earnings (loss) per share...................  $  (1.81)  $  0.57     $ 0.33
                                                              ========   =======     ======
Diluted pro forma earnings (loss) per share.................  $  (1.81)  $  0.54     $ 0.32
                                                              ========   =======     ======

    The pro forma disclosures only include the effect of options granted subsequent to January 31, 1995. Accordingly, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus is not indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

    PROFIT SHARING PLAN

    The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company. Employer matching contributions amounted to $1,662,000, $1,268,000 and $792,000 for the fiscal years ended January 31, 2002, 2001 and 2000, respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contribution was made during 2002, 2001, or 2000.

    BONUS PLAN

    The Company pays discretionary bonuses to key employees based primarily on Company profitability and the extent to which individuals meet agreed-upon objectives for the year. The Company recorded bonus expense of approximately $3,238,000, $2,938,000 and $2,132,000 for the fiscal year ended January 31,
2002, 2001 and 2000, respectively.

7. LEASE COMMITMENTS

    The Company leases office facilities and certain equipment under operating leases for various periods. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense under operating leases for the fiscal years ended January 31, 2002, 2001 and 2000 was approximately $4,374,000, $2,664,000 and $1,826,000, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows (in thousands):

Year ending January 31:

2003........................................................  $ 4,225
2004........................................................    3,837
2005........................................................    3,792
2006........................................................    3,481
2007 and thereafter.........................................    9,874
                                                              -------
Total.......................................................  $25,209
                                                              =======

8. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                           YEAR ENDED JANUARY 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Basic earnings (loss) per share:
  Net income (loss)..................................  $(35,605)  $13,594     $7,894
                                                       ========   =======     ======
  Weighted average shares outstanding................    21,853    19,305     18,456
                                                       ========   =======     ======
  Basic earnings (loss) per share....................  $  (1.63)  $  0.70     $ 0.43
                                                       ========   =======     ======

Diluted earnings (loss) per share:
  Net income (loss)..................................  $(35,605)  $13,594     $7,894
                                                       ========   =======     ======
  Weighted average shares outstanding................    21,853    19,305     18,456
  Assumed conversion of employee stock options.......        --     1,124        524
                                                       --------   -------     ------
  Shares used in diluted earnings per share
    calculation......................................    21,853    20,429     18,980
                                                       ========   =======     ======
  Diluted earnings (loss) per share..................  $  (1.63)  $  0.67     $ 0.42
                                                       ========   =======     ======

    Options totaling 4,236,056, 4,000 and 1,328,585 in fiscal years ending January 31, 2002, 2001 and 2000 respectively, have been excluded from the diluted earnings per share computation, as the options were anti-dilutive.

9. CONTINGENCIES

    The Company is periodically involved in various legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10. SEGMENTS

    The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Technology Solutions and Enterprise Solutions. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. During the year ended January 31, 2002, the Company updated the composition of its reportable business segments to combine the Cash Solutions and Payment Solutions business segments with Check Solutions to form the Global Technology Solutions business segment. Segment information from all prior periods have been reclassified to conform with the current presentation. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results include costs for research and development as well as product royalty expense, the amortization of goodwill and intangible assets, the write-off of capitalized software costs and merger-related costs (in thousands):

                                                          YEAR ENDED JANUARY 31, 2002
                                         --------------------------------------------------------------
                                                         GLOBAL
                                           REVENUE     TECHNOLOGY   ENTERPRISE    CORPORATE
                                         ENHANCEMENT   SOLUTIONS    SOLUTIONS    UNALLOCATED    TOTAL
                                         -----------   ----------   ----------   -----------   --------
Revenues:
  Consulting fees......................    $23,904      $  1,265      $17,673      $     --    $ 42,842
  Software license fees................        880        39,411           --            --      40,291
  Software maintenance fees............         --        29,347           --            --      29,347
  Software implementation fees.........      1,198        17,991           21            --      19,210
  Intercompany revenue.................         --          (126)         126            --          --
                                           -------      --------      -------      --------    --------
    Total revenues.....................    $25,982      $ 87,888      $17,820      $     --    $131,690
                                           =======      ========      =======      ========    ========
Income (loss) from operations before
  amortization of goodwill and
  intangible assets and unusual
  charges..............................    $ 7,808      $ 19,640      $ 1,797      $(24,878)   $  4,367
  Amortization of goodwill and
    intangible assets..................         --         4,575           --            --       4,575
  Write-off of capitalized software
    costs and prepaid software
    royalties..........................     12,089         2,819           --            --      14,908
  Merger and restructuring costs.......         --        23,592           --            --      23,592
                                           -------      --------      -------      --------    --------
Income (loss) from operations..........    $(4,281)     $(11,346)     $ 1,797      $(24,878)   $(38,708)
                                           =======      ========      =======      ========    ========

                                                          YEAR ENDED JANUARY 31, 2001
                                         --------------------------------------------------------------
                                                         GLOBAL
                                           REVENUE     TECHNOLOGY   ENTERPRISE    CORPORATE
                                         ENHANCEMENT   SOLUTIONS    SOLUTIONS    UNALLOCATED    TOTAL
                                         -----------   ----------   ----------   -----------   --------
Revenues:
  Consulting fees......................    $40,008       $ 3,968      $27,739      $     --    $ 71,715
  Software license fees................         --        18,030           --            --      18,030
  Software maintenance fees............         --        11,223           --            --      11,223
  Software implementation fees.........         --         9,298           --            --       9,298
                                           -------       -------      -------      --------    --------
    Total revenues.....................    $40,008       $42,519      $27,739      $     --    $110,266
                                           =======       =======      =======      ========    ========
Income (loss) from operations before
  amortization of goodwill and
  intangible assets and unusual
  charges..............................    $28,999       $   110      $ 9,535      $(18,440)   $ 20,204

  Amortization of goodwill and
    intangible assets..................         --            --           --            --          --
  Write-off of capitalized software
    costs and prepaid software
    royalties..........................         --            --           --            --          --
  Merger and restructuring costs.......         --            --           --            --          --
                                           -------       -------      -------      --------    --------
Income (loss) from operations..........    $28,999       $   110      $ 9,535      $(18,440)   $ 20,204
                                           =======       =======      =======      ========    ========

                                                           YEAR ENDED JANUARY 31, 2000
                                          --------------------------------------------------------------
                                                          GLOBAL
                                            REVENUE     TECHNOLOGY   ENTERPRISE    CORPORATE
                                          ENHANCEMENT   SOLUTIONS    SOLUTIONS    UNALLOCATED    TOTAL
                                          -----------   ----------   ----------   -----------   --------
Revenues:
  Consulting fees.......................    $19,849       $ 9,318      $20,558      $     --    $49,725
  Software license fees.................         --        13,994           --            --     13,994
  Software maintenance fees.............         --         6,985           --            --      6,985
  Software implementation fees..........         --         5,116           --            --      5,116
                                            -------       -------      -------      --------    -------
    Total revenues......................    $19,849       $35,413      $20,558      $     --    $75,820
                                            =======       =======      =======      ========    =======
Income (loss) from operations before
  amortization of goodwill and
  intangible assets and unusual
  charges...............................    $13,219       $ 4,685      $ 7,904      $(14,574)   $11,234

  Amortization of goodwill and
    intangible assets...................         --            --           --            --         --
  Write-off of capitalized software
    costs and prepaid software
    royalties...........................         --            --           --            --         --
  Merger and restructuring costs........         --            --           --            --         --
                                            -------       -------      -------      --------    -------
Income (loss) from operations...........    $13,219       $ 4,685      $ 7,904      $(14,574)   $11,234
                                            =======       =======      =======      ========    =======

    Revenues derived from a single major customer accounted for approximately 9%, 27% and 24% of total revenue in the fiscal years ended January 31, 2002, 2001 and 2000, respectively. Revenue derived from our five largest customers accounted for approximately 30%, 49% and 58% of total revenue in the fiscal years ended January 31, 2002, 2001 and 2000, respectively.

    The Company markets its solutions in several foreign countries. Revenues for fiscal years ended January 31, 2002, 2001 and 2000 attributed to countries based on the location of the customers was as follows (in thousands):

                                                    2002                    2001                    2000
                                            ---------------------   ---------------------   ---------------------
                                                       PERCENT OF              PERCENT OF              PERCENT OF
                                                         TOTAL                   TOTAL                   TOTAL
                                             AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                            --------   ----------   --------   ----------   --------   ----------
United States.............................  $104,930       79.7%    $ 94,503       85.7%    $73,171        96.5%
United Kingdom............................    10,869        8.3        8,282        7.5       1,462         1.9
Australia.................................     4,177        3.2        4,097        3.7          33          --
Canada....................................     8,889        6.7        3,217        2.9       1,114         1.5
Other.....................................     2,825        2.1          167         .2          40         0.1
                                            --------      -----     --------      -----     -------       -----
  Total revenues..........................  $131,690      100.0%    $110,266      100.0%    $75,820       100.0%
                                            ========      =====     ========      =====     =======       =====

11. MERGER, RESTRUCTURING AND WRITE-OFF OF CAPITALIZED SOFTWARE COSTS AND PREPAID SOFTWARE ROYALTIES

    In connection with the acquisition of Check Solutions during the quarter ended July 31, 2001, the Company recorded $15.6 million in merger-related costs (consisting of $11.3 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs).

    In connection with the various legal and administrative actions surrounding a dispute with Pegasystems, Inc. during the quarter ended October 31, 2001, the Company recorded an additional $4.2 million of settlement and legal costs and classified them in merger and restructuring costs in the accompanying statement of operations. The payment of these costs will be completed during the year ending January 31, 2003.

    During the fourth quarter of fiscal 2001, the Company implemented a reduction in the workforce to adjust staffing levels to a level sufficient to support projected business activities. Primarily, as a result of the reductions, approximately 95 employees were terminated and a charge of $3.8 million related primarily to severance costs was recorded during the quarter.

    These costs are summarized below (in thousands):

                                                                     WRITE-OFF OF
                                                                     CAPITALIZED
                                                   MERGER AND     SOFTWARE COSTS AND
                                                  RESTRUCTURING    PREPAID SOFTWARE
                                                      COSTS           ROYALTIES
                                                  -------------   ------------------
Workforce reductions............................     $ 1,925            $    --
Charges relating to CheckFlow Suite.............      10,833                 --
In-process research and development costs.......       2,300                 --
Facility closures...............................         240                 --
Other...........................................         298                 --
Capitalized X-Port Vault product costs..........          --              2,819
                                                     -------            -------
  Quarterly period ended July 31, 2001..........      15,596              2,819
                                                     -------            -------

Pegasystems, Inc. settlement and legal costs....       4,239                 --
Write-off of prepaid software royalties with
  Exchange Applications, Inc....................          --             12,089
                                                     -------            -------
  Quarterly period ended October 31, 2001.......       4,239             12,089
                                                     -------            -------
Workforce reductions............................       3,483                 --
Facility closures...............................         200                 --
Charges relating to CheckFlow Suite.............          74                 --
                                                     -------            -------
  Quarterly period ended January 31, 2002.......       3,757                 --
                                                     -------            -------
Total recorded in the year ended January 31,
  2002..........................................     $23,592            $14,908
                                                     =======            =======

    Included in merger and restructuring costs was $5.5 million of cash termination benefits associated with the separation of approximately 145 employees. Most of the affected employees left their positions during the quarter ended January 31, 2002.

    The Company developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 (the "Agreement"). Pega filed suit to restrain the Company from developing, marketing, licensing, advertising, leasing or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly compete with products jointly developed under the Agreement. On October 1, 2001 the Delaware Chancery Court granted Pega's motion for preliminary injunction. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under this Settlement Agreement, the Company agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001), which includes royalties on prior period sales of the four Back Office products. Consistent with the prior Agreement, the Company will continue to pay Pega royalties based on future sales of the four Back Office products through October 31, 2006.

    Charges related to the CheckFlow Suite included a write-off of capitalized software costs, a write-off of accounts receivable net of deferred revenue, settlements and estimated implementation costs for existing CheckFlow customers, write-off of prepaid royalties previously paid to Pega, and payments under existing work orders and other product wind-down costs. The implementations provide for estimated time and labor along with out-of-pocket costs as of January 31, 2002. If actual costs differ from our estimates, revisions to our estimated liability would be necessary.

    In connection with the Check Solutions acquisition, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which have not yet reached technological feasibility.

    The facility closure charge includes $440,000 for office space, which will no longer be utilized.

    The activity related to the merger and restructuring costs reserve balance during the year ended January 31, 2002 is as follows (in thousands):

                                                         CHARGES RELATING
                                            WORKFORCE      TO CHECKFLOW     FACILITY
                                            REDUCTIONS        SUITE         CLOSURES    OTHER      TOTAL
                                            ----------   ----------------   --------   --------   --------
Reserve balance at the beginning of the
  year                                        $   --          $    --         $ --      $  --     $    --
Merger costs, excluding in-process
  research and development costs..........     1,925           10,833          240        298      13,296
Cash paid.................................      (305)            (317)          --         --        (622)
Non-cash charges against reserve..........        --           (5,181)          --       (298)     (5,479)
Other.....................................        --              150           --         --         150
                                              ------          -------         ----      -----     -------
July 31, 2001 reserve balance.............     1,620            5,485          240         --       7,345
Merger-related costs, Pegasystems, Inc.
  settlement..............................        --            4,239           --         --       4,239
Cash paid.................................      (601)            (643)         (41)        --      (1,285)
                                              ------          -------         ----      -----     -------
October 31, 2001 reserve balance..........     1,019            9,081          199         --      10,299

Restructuring costs.......................     3,483               74          200         --       3,757
Cash paid.................................      (960)          (1,814)         (32)        --      (2,806)
                                              ------          -------         ----      -----     -------
January 31, 2002 reserve balance..........    $3,542          $ 7,341         $367      $  --     $11,250
                                              ======          =======         ====      =====     =======

    During the quarterly period ended July 31, 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on the Company's calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

    Effective March 31, 2001, the Company entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance the Company became the exclusive provider of the EnAct customer relationship software and methodology to the banking industry. Under the EnAct agreement, the Company became obligated for guaranteed royalty payments of $12.5 million. Based on the Company's periodic evaluation of the future cash flows associated with this product, a liability for the remaining $2.5 million obligation was accrued at October 31, 2001, and the carrying value of the prepaid software royalties, at that time, of $9.6 million was reduced to zero. This analysis resulted in a charge of $12.1 million to "cost of revenue" during the quarter ended October 31, 2001.

    During December 2001, the Company negotiated with Exchange and received a commitment for $960,000 as a partial offset to expenses incurred to enhance and support the EnAct software for the existing customer base. Through January 31, 2002, the Company reflected $480,000 of this reimbursement as a reduction in cost of revenue.

12. RELATED PARTY TRANSACTIONS

    In March 2001, the Company loaned $500,000 to an officer of the Company pursuant to a Limited Recourse Promissory Note ("Note"). The principal is due in full on March 30, 2004. In January 2002, the Note was adjusted to its estimated fair value of $125,000 resulting in a charge to earnings of $375,000.

    In connection with the completion of the Check Solutions acquisition, the Company assumed a $10.0 million obligation to certain employees of Check Solutions, including a current officer of the Company. At January 31, 2002, approximately $6.7 million of this obligation was outstanding.

13. SUBSEQUENT EVENT

    On April 5, 2002, the Company sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, the Company intends to file a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002 seeking to register the resale of such shares. On April 5, 2002, the Company utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy obligations due to certain former employees of Check Solutions described in Note 12 above, with the remainder being used for working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY.

    The following table sets forth information regarding our current executive officers and directors.

NAME                          AGE                           POSITION
----                        --------                        --------
John D. Carreker, Jr.          59      Chairman of the Board, Chief Executive Officer and
                                       Director
Michael D. Hansen              49      President, Chief Operating Officer and Director
Terry L. Gage                  44      Executive Vice President, Treasurer, Chief
                                       Financial Officer and Assistant Secretary
Robert M. Olson, Jr.           46      Executive Vice President and Managing Director
Joseph M. Rowell               50      President, Global Technology Solutions
Blake A. Williams              40      Executive Vice President and Managing Director
Tod V. Mongan                  52      Senior Vice President, General Counsel and
                                       Secretary
James D. Carreker              54      Director
James R. Erwin                 58      Director
Donald L. House                60      Director
James L. Fischer               74      Director
Richard R. Lee, Jr.            55      Director
David K. Sias                  64      Director
Ronald G. Steinhart            61      Director

    JOHN D. CARREKER, JR. has served as our Chairman of the Board of Directors and Chief Executive Officer since our formation in 1978. John D. Carreker, Jr. and James D. Carreker are brothers.

    MICHAEL D. HANSEN has served as a director of the Company since
December 2001. Mr. Hansen has served as President and Chief Operating Officer of the Company since December 2001. From October 2000 to December 2001 Mr. Hansen served as Executive Vice President and Managing Director of the Company. From 1998 to September 2000, Mr. Hansen served as the Head of Commercial Services and Executive Vice President and the Managing Director of Commercial Banking of Bank One Corporation. From 1995 to 1998, Mr. Hansen served as the President of Operations Services of Bank One Corporation. His term as director expires in 2003.

    TERRY L. GAGE has served as Executive Vice President, Treasurer and Chief Financial Officer since October 1995 and was elected Assistant Secretary in April 1997. From October 1986 to April 1995, Mr. Gage served as Treasurer and Chief Financial Officer of FAAC Incorporated, a company specializing in technology engineering and consulting services.

    ROBERT M. OLSON, JR. has served as Executive Vice President and Managing Director since July 1998. From July 1994 until July 1998, Mr. Olson served as Executive Vice President, Operations & Technology for Magna Group, Inc., a financial services institution.

    JOSEPH M. ROWELL has served as President, Global Technology Solutions since February 2002. From June 2001 to January 2002, Mr. Rowell served as President of Carreker Check Solutions LLC, a wholly owned subsidiary of the Company. For the five years prior to this time Mr. Rowell served as President of Check Solutions Company, a software and services company serving financial institutions.

    BLAKE A. WILLIAMS has served as Executive Vice President and Managing Director of Revenue Enhancement since July 2001. For two years prior to that time, Mr. Williams was the SVP and

Managing Director of Revenue Enhancement. Mr. Williams has been with the Company for eleven years in various management and consulting roles.

    TOD V. MONGAN has served as Senior Vice President, and Secretary since December 2001. Mr. Mongan has served as General Counsel to the Company since February 2001. For the five years prior to that time Mr. Mongan served as Senior Vice President, General Counsel, Secretary and Chief Administrative Officer for BancTec, Inc., a worldwide systems integration, manufacturing and services company.

    JAMES D. CARREKER has served as a director of the Company since 1984.
Mr. Carreker served as Chairman of the Board of Directors of Wyndham International, Inc., a hotel management and leasing company from March 1999 to October 2000. Mr. Carreker served as Chief Executive Officer of Wyndham International, and from January 1998 to June 1999 Mr. Carreker also served as a director of Patriot American Hospitality, Inc. Patriot was a hotel real estate investment trust until it became a wholly-owned subsidiary of Wyndham International in June 1999. Mr. Carreker served as President and Chief Executive Officer of Wyndham Hotel Corporation, a national hotel company from May 1996, and as a director of Wyndham from February 1996, until the merger of Wyndham with Patriot in January 1998. Mr. Carreker also served as President and Chief Executive Officer of Trammell Crow Company, a national real estate company as well as President of Burdines Department Stores, located in Florida. He currently serves as a director of Crow Holdings, Outrigger Hotels & Resorts, Pier 1 Imports and WinsLoew Furniture, Inc. John D. Carreker, Jr. and James D. Carreker are brothers. His term expires in 2004.

    JAMES R. ERWIN has served as a director of the Company since May 2001.
Mr. Erwin is currently Managing Director and Partner of Erwin Graves & Associates, L.P., a management consulting company. Mr. Erwin served as Vice Chairman-Texas and Senior Client Executive-Southwest of Bank of America, N.A. from October 1998 to May 2000, was Vice Chairman for Texas and Corporate Finance Executive-West for NationsBank Corp from January 1994 to October 1998, and was Executive Vice President, Manager of Operations and Technology for NationsBank Corp. from October 1991 to January 1994. Mr. Erwin has served as a director of Trammell Crow Company, a diversified real estate service company, since
December 1997. In May 2001 Mr. Erwin was elected to the Board of Texas Capital Bancshares, Inc. His term expires in 2002.

    DONALD L. HOUSE has served as a director of the Company since March 30, 1998. From January 1993 until December 1997, Mr. House served as Chairman of the Board of Directors of SQL Financials International, Inc. (now known as Clarus Corporation), a developer of electronic commerce application software;
Mr. House continues to serve as a director of Clarus Corporation, where he is a member of its audit committee. Mr. House is Chairman of Ockham
Technologies, Inc., a provider of sales management software, and he is on the board of several other private technology companies. His term expires in 2002.

    JAMES L. FISCHER has served as a director of the Company since 1984.
Mr. Fischer retired in 1984 from Texas Instruments Incorporated ("TI"), an electronics manufacturer, where he served in a variety of positions over 29 years. At the time of his retirement, Mr. Fischer served as Executive Vice President and Principal Financial Officer of TI. His term expires in 2003.

    RICHARD R. LEE, JR.has served as a director of the Company since 1984. Mr. Lee has served as President of Lee Financial Corporation, a financial advisory firm, since 1975. His term expires in 2003.

    DAVID K. SIAS has served as a director of the Company since October 1993 and served as a consultant to the Company from November of that year until July 2001. Mr. Sias has been a partner of eVentures International, LLL, a venture capital group that specializes in start-up firms in the software arena, since 1999. From 1997 until 1999, Mr. Sias was a director and advisor to ADS Associates, a privately held software company. Prior to that time Mr. Sias was with Bankers Trust Company, New

York for over thirty years where he led several of the bank's major businesses to include it's International Division as well as its Global Operating and Information Systems. His term expires in 2004.

    RONALD G. STEINHART has served as a director of the Company since
April 2001. Mr. Steinhart served as Chairman and Chief Executive Officer, Commercial Banking Group of Bank One Corporation from December 1996 until his retirement in January 2000. From January 1995 to December 1996, Mr. Steinhart was Chairman and Chief Executive Officer of Bank One Texas, N.A. Mr. Steinhart joined Bank One in connection with the merger of Team Bank, which he founded in 1988. Mr. Steinhart serves on the Board of Managers of Compass Variable Accounts, as a Director of United Auto Group, Inc., and as a Trustee of Prentiss Properties Trust and MFS/Sun Life Series Trust. His term expires in 2004.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS.

    The following information sets forth certain compensation provided to the Company's five most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for each of the last three fiscal years:

        SUMMARY COMPENSATION TABLE (FISCAL YEAR ENDED JANUARY 31, 2002)

                                                                                                LONG-TERM
                                                                                                  AWARDS
                                                  ANNUAL COMPENSATION(1)                        ----------
                                           -------------------------------------                SECURITIES      ALL OTHER
                                 FISCAL     SALARY     BONUS      OTHER ANNUAL     RESTRICTED   UNDERLYING   COMPENSATION(2)
NAME AND PRINCIPAL POSITION(5)    YEAR       ($)        ($)      COMPENSATION($)    STOCK($)    OPTIONS(#)         ($)
------------------------------  --------   --------   --------   ---------------   ----------   ----------   ---------------
John D. Carreker, Jr........      2001     353,590         --           --              --        50,000           5,250
  Chairman of the Board and       2000     487,752         --           --              --        50,000           5,004
  Chief Executive Officer         1999     487,752         --           --              --            --           5,000

Michael D. Hansen...........      2001     330,083         --           --              --        30,000           5,250
  President and Chief             2000     107,013         --           --              --       110,000              --
  Operating Officer               1999          --         --           --              --            --              --

Robert M. Olson.............      2001     322,585         --           --              --        30,000           4,796
  Executive Vice President        2000     290,008     50,000           --              --        40,000           5,004
  and Managing Director           1999     260,006         --           --              --            --           5,000

Joseph M. Rowell............      2001     208,652    163,333           --              --       166,000          12,538(3)
  President, Global               2000          --         --           --              --            --              --
  Technology Solutions            1999          --         --           --              --            --              --

Blake A. Williams...........      2001     270,667     89,629           --              --        30,000           5,250
  Executive Vice President        2000     220,000         --           --              --        25,000           5,004
  and Managing Director           1999     220,779    122,755           --              --            --           5,000

------------------------

(1) Richard J. Jerrier, former Executive Vice President and Managing Director of the Company, resigned his position as of February 28, 2002. In Fiscal Year 2001, Mr. Jerrier earned a salary of $339,794 and had other compensation of $4,944.

(2) Includes Company contributions to the Employee 401(K) Savings Plan on behalf of each of the Named Executive Officers.

(3) Includes an auto allowance of $5,738 that Mr. Rowell received pursuant to his employment agreement.

OPTION GRANTS IN LAST FISCAL YEAR:

    The following table sets forth, for each of the identified Named Executive Officers, information concerning the number of options granted during the fiscal year ended January 31, 2002.

                                                                                                     POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                                                                       ANNUAL RATES OF
                                                                                                         STOCK PRICE
                                                                                                       APPRECIATION FOR
                        NUMBER OF SECURITIES        % OF TOTAL                                        OPTION TERM(7)($)
                             UNDERLYING          OPTIONS GRANTED      EXERCISE PRICE    EXPIRATION   --------------------
         NAME            OPTIONS GRANTED(#)    IN FISCAL 2001(4)(%)   PER SHARE(5)($)    DATE (6)       5%         10%
----------------------  --------------------   --------------------   ---------------   ----------   --------   ---------
John D. Carreker,
  Jr.(1)..............         50,000                  2.6                  14.90         6/8/11     468,526    1,187,338
Michael D.
  Hansen(1)...........         30,000                  1.6                  14.90         6/8/11     281,116      712,403
Robert M. Olson(3)....         30,000                  1.6                  14.90         6/8/11     281,116      712,403
Joseph Rowell(2)......        100,000                  5.2                  11.25         6/6/11     707,506    1,792,960
Joseph Rowell(2)......         66,000                  3.4                  11.25         6/6/11     466,954    1,183,354
Blake A.
  Williams(1).........         30,000                  1.6                  14.90         6/8/11     281,116      712,403

------------------------

(1) The options vest equally in increments over four years beginning June 8, 2001.

(2) The options vest equally in increments over four years beginning June 6, 2001.

(3) Mr. Olson's option vesting has been accelerated pursuant to the terms of a previous agreement with the Company dated May 21, 1999.

(4) Based on a total of 1,913,570 options granted during the fiscal year ended January 31, 2002. During the fiscal year ended January 31, 2002, 228,937 outstanding options were cancelled.

(5) The option exercise price for the common stock is based on the fair market value on the date of grant as determined pursuant to the terms of the 1994 Long Term Incentive Plan.

(6) Options may terminate before their expiration date upon death, disability or termination of employment of the optionee.

(7) In accordance with the rules of the Commission, shown are the gains or "option spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent our estimate or projection of future prices of our common stock.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES:

    The following table sets forth, for each of the identified Named Executive Officers, information concerning the number of shares received during the fiscal year ended January 31, 2002 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on January 31, 2002.

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                  OPTIONS AT FISCAL           THE-MONEY OPTIONS AT
                                SHARES                               YEAR-END(#)              FISCAL YEAR-END($)(2)
                              ACQUIRED ON   VALUE REALIZED   ---------------------------   ---------------------------
NAME                          EXERCISE(#)       ($)(1)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------------   -----------   -------------   -----------   -------------
John D. Carreker, Jr........         --             --          12,500         87,500         0.00           0.00
Michael D. Hansen...........         --             --          36,666        103,334         0.00           0.00
Robert M. Olson.............         --             --         214,091              0         0.00           0.00
Joseph Rowell...............         --             --               0        166,000         0.00           0.00
Blake A. Williams...........     16,000        157,881          16,450         57,500         0.00           0.00

------------------------

(1) Based on the difference between the option exercise price and the closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on the exercise date.

(2) Based on the difference between the option exercise price and the closing sale price of $5.25 of the Company's Common Stock as reported on the Nasdaq National Market on January 31, 2002, the last trading day prior to the closing of the Company's fiscal year ended January 31, 2002, multiplied by the number of shares underlying the options.

EXECUTIVE EMPLOYMENT AGREEMENTS

    The Company is a party to an employment agreement with Mr. Carreker with a term beginning February 1, 1997 extending through January 31, 1999. Pursuant to its terms, the agreement was renewed by Mr. Carreker for additional one-year terms (through January 31, 2003) by giving six months' prior written notice to the Company in 1998, 1999, 2000 and 2001. The agreement provides that Mr. Carreker will receive a base annual salary of not less than $450,000 and will be eligible to receive bonuses as determined by the Board of Directors in its sole discretion. The agreement may be terminated at any time by the Board of Directors, with or without cause. Upon termination of the agreement by Mr. Carreker due to a breach on the part of the Company or by the Company without cause, Mr. Carreker will be entitled to receive, on the Company's regular payroll dates and less required withholdings, his salary at the current rate for the remaining term of the agreement. Mr. Carreker has agreed to reduce his base salary by ten percent (10%) to reflect his participation in the Company's Variable Compensation Plan.

    The Company is a party to employment agreements with Messrs. Hansen and Rowell. Mr. Hansen's agreement has an initial term extending through October 2003 and Mr. Rowell's agreement has an initial term extending through June 2004. Each of Messrs. Hansen and Rowell's agreements will renew automatically for successive one (1) year terms at the end of the initial period unless either party notifies the other six (6) months in advance of the expiration of the initial or renewal period. Under the agreements each of Messrs. Hansen and Rowell receive an annual base salary of not less than $340,000 and $350,000, respectively (subject to annual review and discretionary increases), and each is entitled to a bonus of up to seventy percent of his annual base salary on terms no less favorable than those applicable to other high-level officers of the Company in each year of the applicable agreement if the Board of Directors, in its sole discretion, so determines. The agreements may be terminated at any time by the Company with or without cause, and may be terminated by the executive if the Company is in material breach of the applicable agreement. Upon termination by the executive due to a breach on the part of the Company or by the Company without cause, the executive will be entitled to receive, on the Company's regular payroll dates and less required withholdings, his salary at the current rate for the remaining term of the agreement (in addition, under certain circumstances, Messrs. Hansen and Rowell would be entitled to receive certain bonus payments).

Messrs. Hansen and Rowell have agreed to reduce their base salaries by ten percent (10%) to reflect their participation in the Company's Variable Compensation Plan.

DIRECTOR COMPENSATION

    Employee directors do not receive compensation for their services as directors. Non-employee directors receive an annual retainer of $12,000, payable quarterly, a fee of $2,000 per board meeting attended, a fee of $650 per committee meeting attended, and a fee of $150 for each chairman attending a committee meeting. Under the Company's Director Stock Option Plan, non-employee directors are awarded options to purchase Common Stock on the first day of each board compensation year (August 1), exercisable at the fair market value of the Common Stock on such date. The number of options awarded is determined pursuant to an option pricing formula, so that the fair value of the option award will equal $60,000.

COMPENSATION AND OTHER COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee consists of Messrs. Fischer, Erwin and Lee. The Audit Committee consists of Messrs. Fischer, House, Lee and Steinhart. None of these individuals was at any time during the fiscal year ended January 31, 2002, or any other time, an officer or employee of the Company. No member of the Compensation Committee or Audit Committee serves as a member of the board of directors, compensation committee or audit committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors, Compensation Committee or Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    OUTSTANDING CAPITAL STOCK AND STOCK OWNERSHIP OF DIRECTORS, CERTAIN EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS:

    As of January 31, 2002, the Company had issued and outstanding 21,897,029 shares of Common Stock, par value $.01 per share ("Common Stock").

    The following table sets forth information as of January 31, 2002, regarding the beneficial ownership of the Company's Common Stock by each person or group known by management of the Company to own more than five percent of the outstanding shares of Common Stock of the Company, by each of the Company's executive officers named in the Summary Compensation Table below, by each of the Company's directors and by all of its directors and executive officers as a group.

    The information for the five percent owners is derived solely from Schedules 13D and 13G filed with the Commission. Except as otherwise noted, the address for each owner is 4055 Valley View Lane, Suite 1000, Dallas, Texas, 75244.

                                                                SHARES OF COMMON
                                                               STOCK BENEFICIALLY
                                                                   OWNED AND
                                                                 PERCENTAGE OF
                                                               OUTSTANDING SHARES
                                                               AS OF JANUARY 31,
                                                                      2002
                                                              --------------------
NAME                                                           NUMBER     PERCENT
----                                                          ---------   --------
5% BENEFICIAL OWNERS
FMR Corp.(1)................................................  2,188,400     9.99%
  82 Devonshire Street
  Boston, MA 02109

DIRECTORS AND OFFICERS
John D. Carreker, Jr.(2)....................................  2,672,549    12.20%
David K. Sias(3)............................................    250,333     1.14%
Robert M. Olson, Jr.(4).....................................    219,899        *
James D. Carreker(5)........................................    141,431        *
Richard R. Lee, Jr.(6)......................................    143,090        *
James L. Fischer(7).........................................    132,645        *
Donald L. House(8)..........................................     54,788        *
Michael D. Hansen(9)........................................     46,586        *
Blake A. Williams(10).......................................     16,450        *
James R. Erwin(11)..........................................     11,960        *
Ronald G. Steinhart(12).....................................      4,960        *
Joseph M. Rowell............................................          0        *

Directors and executive officers as a group (14
  persons)(13)..............................................  3,779,911    16.92%

------------------------

   * Less than 1%

 (1) Various persons have the right to receive or the power to direct the receipt of dividend from, or the proceeds from the sale of, the Common Stock of the Company. The interest of one person, Fidelity Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940, in the Common Stock of the Company amounted to 2,188,400 shares at December 31, 2001. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Funds each has sole power to dispose of the 2,188,400 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees.

    Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

 (2) Includes 315,079 shares held in a family limited partnership for which Mr. Carreker is the general partner and 12,500 shares that are exercisable by Mr. Carreker within sixty days.

 (3) Includes 6,000 shares held by Patricia L. Sias, the wife of Mr. Sias, as to which Mr. Sias disclaims beneficial ownership and 9,660 shares that are exercisable by Mr. Sias within sixty days.

 (4) Includes 214,091 shares that are exercisable by Mr. Olson within sixty days.

 (5) Includes 6,576 shares held by children of Mr. Carreker and 82,117 shares currently held in trust, as to which Mr. Carreker disclaims beneficial ownership and 14,492 shares that are exercisable by Mr. Carreker within sixty days.

 (6) Includes 5,000 shares held by Lee Financial Corporation and 11,576 shares currently held in trust, as to which Mr. Lee disclaims beneficial ownership and 16,159 shares that are exercisable by Mr. Lee within sixty days. Of the shares owned by Mr. Lee, 83,000 have been pledged as security for a loan.

 (7) Includes 2,000 shares held by Elizabeth Fischer, the wife of Mr. Fischer, as to which Mr. Fischer disclaims beneficial ownership and 16,159 shares that are exercisable by Mr. Fischer within sixty days.

 (8) Includes 54,788 shares that are exercisable by Mr. House within sixty days.

 (9) Includes 36,666 shares that are exercisable by Mr. Hansen within sixty days.

 (10) Includes 16,450 shares that are exercisable by Mr. Williams within sixty days.

 (11) Includes 1,960 shares that are exercisable by Mr. Erwin within sixty days.

 (12) Includes 1,960 shares that are exercisable by Mr. Steinhart within sixty days.

 (13) Includes 438,373 shares that are exercisable by the directors and executive officers as a group within sixty days.

    EQUITY COMPENSATION PLAN INFORMATION (IN THOUSANDS, EXCEPT PER SHARE
     EXERCISE PRICE AMOUNTS):

                                                                                                       NUMBER OF SECURITIES
                                                                                                       REMAINING AVAILABLE
                                                 NUMBER OF SECURITIES                                  FOR FUTURE ISSUANCE
                                                  TO BE ISSUED UPON           WEIGHTED-AVERAGE             UNDER EQUITY
                                                     EXERCISE OF             EXERCISE PRICE OF          COMPENSATION PLANS
                                                 OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,            (EXCLUDING
PLAN CATEGORY                                    WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        OUTSTANDING OPTIONS)
-------------                                  ------------------------   ------------------------   ------------------------
Equity compensation plans approved by
  security holders...........................  1994 Plan       4,295      1994 Plan       $ 10.48    1994 Plan        1,398
                                               Director Plan   68         Director Plan     10.71    Director Plan      127
                                                                -----                     -------                     -----
                                               Total           4,363      Total             10.49    Total            1,525

Equity compensation plans not approved by
  security holders...........................                  --                              --                        --
                                                                -----                     -------                     -----
                                               Total           --         Total                --    Total               --
                                                                -----                     -------                     -----
Total.......................................................   4,363                      $ 10.49                     1,525
                                                                =====                     =======                     =====

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In March 2001 the Company loaned $500,000 to Mr. Robert E. Hall pursuant to a Limited Recourse Promissory Note. Pursuant to the terms of the Note, interest shall accrue annually at a rate of five percent (5%) and all principal and accrued interest is due in full on March 30, 2004.

    In connection with our acquisition of Check Solutions Company we entered into an Assumption Agreement with Joseph M. Rowell, the President of our wholly-owned subsidiary Carreker Check Solutions LLC, under which we assumed certain obligations of Check Solutions Company to pay Mr. Rowell $5,550,000 pursuant to a Goodwill Purchase Agreement. We agreed to pay this amount in four equal installments of $1,387,500, payable in either cash, fully registered shares of our common stock, or a combination thereof, in our sole discretion. We elected to satisfy our obligation to Mr. Rowell through payment of the full cash amount, $1,387,500 of which we paid during fiscal 2001 and $4,162,500 of which we paid in early fiscal 2002.

    The Company has adopted a policy providing that all transactions between the Company and related parties will be subject to approval by a majority of all disinterested directors; and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.       The following financial statements are filed as part of this report:

                  Report of Ernst & Young LLP, Independent Auditors
                  Consolidated Balance Sheets as of January 31, 2002 and 2001
                  Consolidated Statements of Operations for the years ended
                  January 31, 2002, 2001 and 2000
                  Consolidated Statements of Stockholders' Equity for the years ended January 31, 2002, 2001 and 2000
                  Consolidated Statements of Cash Flows for the years ended
                  January 31, 2002, 2001 and 2000
                  Notes to Consolidated Financial Statements

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

         3. The following documents are filed or incorporated by reference as exhibits to this report:

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
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

        +10.2           Employment Agreement between the Company and Michael Hansen
                        (incorporated by reference to Exhibit 10.1 of the Company's
                        Registration Statement on Registration Form S-3
                        (Registration No. 333-47160)).

       +*10.3           Employment Agreement dated May 22, 2001 between the Company and Joseph M. Rowell.

        +10.4           Carreker Corporation Third Amended and Restated 1994 Long
                        Term Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on May 30,
                        2001).

        +10.5           Carreker Corporation Director Stock Option Plan
                        (incorporated by reference to Appendix C to the Company's
                        Definitive Proxy Statement filed on May 30, 2001).

        +10.6           Indemnification Agreement between the Company and John D.
                        Carreker, Jr. (together with a schedule) (incorporated by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
        *10.7           Goodwill Purchase Agreement dated May 22, 2001 by and among
                        Check Solutions Company, Joseph M. Rowell and Paul
                        Lechtenberg.

        *10.8           Assumption Agreement dated May 22, 2001 by and among the
                        Company, Joseph M. Rowell and Paul Lechtenberg.

        *10.9           Termination and License Agreement dated December 27, 2001 by and between the Company and Exchange Applications, Inc.

       *10.10           Agreement and Release dated November 2, 2001 by and between the Company and Pegasystems, Inc.

        10.11           Form of the Company's independent contractor agreement
                        (incorporated by reference to Exhibit 10.22 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

        10.12           Office Lease between Granite Tower, Ltd. And the Company
                        dated as of March 31, 1999 (incorporated by reference to
                        Exhibit 10.26 of the Registration Form 10-K for fiscal year ended January 31, 1999).

        10.13           Office Lease between Granite Tower, Ltd. And the Company
                        dated August 31, 1999 (incorporated by reference to Exhibit
                        10.16 of the Registration Form 10-K for fiscal year ended
                        January 31, 2000).

        10.14           Credit Agreement, dated June 6, 2001, among the Company as
                        Borrower, J.P. Morgan Chase Bank (formerly known as The
                        Chase Manhattan Bank) as Administrative Agent and Issuing
                        Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 8, 2001).

        10.15           Partnership Interest Purchase Agreement, dated May 22, 2001, among Carreker Corporation, Check Consultants Company of
                        Tennessee, Inc., IPSS Corporation, International Business
                        Machines Corporation and First Tennessee Bank National
                        Association (incorporated by reference to Exhibit 2.1 to the
                        Company's Form 8-K filed May 29, 2001).

        10.16           Second Amendment to Credit Agreement dated October 31, 2001 among Carreker Corporation as Borrower, J.P. Morgan Chase
                        Bank (formerly known as The Chase Manhattan Bank) as
                        Administrative Agent and Issuing Bank, and Compass Bank as
                        Syndication Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed December 14,
                        2001).

        10.17           Limited Recourse Promissory Note executed by Robert E. Hall in favor of the Company, as dated March 31, 2001
                        (incorporated by reference to Exhibit 10.3 of the Company's
                        Quarterly report on Form 10-Q filed June 12, 2001).

        10.18           Loan Agreement between Robert E. Hall and the Company dated
                        March 31, 2001 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly report on Form 10-Q filed June 12,
                        2001).

         21.1           Subsidiaries of the Company.

                        (a) Genisys Operation, Inc.

                        (b) Antinori Software, Inc.

                        (c) Carreker, Ltd.

                        (d) Cash Services Australia Pty, Ltd.

                        (e) Carreker Holdings Australia Pty, Ltd.

                        (f) Carreker Canada, Inc.

                        (g) Carreker Check Solutions LLC

        *23.1           Consent of Ernst & Young LLP, Independent Auditors.

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
        *24.1           Power of Attorney (included on first signature page).

--------------------------

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

Dated: April 15, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 15, 2002.

                   TITLE                                            SIGNATURES
                   -----                                            ----------
         /s/ JOHN D. CARREKER, JR.                 Chairman of the Board and Chief Executive
-------------------------------------------        Officer John D. Carreker, Jr. (Principal
           John D. Carreker, Jr.                   Executive Officer)

             /s/ TERRY L. GAGE                     Executive Vice President and Chief Financial
-------------------------------------------        Officer Terry L. Gage (Principal Financial
               Terry L. Gage                       and Accounting Officer)

           /s/ JAMES D. CARREKER
-------------------------------------------        Director
             James D. Carreker

             /s/ JAMES R. ERWIN
-------------------------------------------        Director
               James R. Erwin

                   TITLE                                            SIGNATURES
                   -----                                            ----------
            /s/ JAMES L. FISCHER
-------------------------------------------        Director
              James L. Fischer

           /s/ MICHAEL D. HANSEN
-------------------------------------------        President and Chief Operating Officer,
             Michael D. Hansen                     Director

            /s/ DONALD L. HOUSE
-------------------------------------------        Director
              Donald L. House

          /s/ RICHARD R. LEE, JR.
-------------------------------------------        Director
            Richard R. Lee, Jr.

             /s/ DAVID K. SIAS
-------------------------------------------        Director
               David K. Sias

          /s/ RONALD G. STEINHART
-------------------------------------------        Director
            Ronald G. Steinhart

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
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

        +10.2           Employment Agreement between the Company and Michael Hansen
                        (incorporated by reference to Exhibit 10.1 of the Company's
                        Registration Statement on Registration Form S-3
                        (Registration No. 333-47160)).

       +*10.3           Employment Agreement dated May 22, 2001 between the Company and Joseph M. Rowell.

        +10.4           Carreker Corporation Third Amended and Restated 1994 Long
                        Term Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on May 30,
                        2001).

        +10.5           Carreker Corporation Director Stock Option Plan
                        (incorporated by reference to Appendix C to the Company's
                        Definitive Proxy Statement filed on May 30, 2001).

        +10.6           Indemnification Agreement between the Company and John D.
                        Carreker, Jr. (together with a schedule) (incorporated by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-48399)).

        *10.7           Goodwill Purchase Agreement dated May 22, 2001 by and among
                        Check Solutions Company, Joseph M. Rowell and Paul
                        Lechtenberg.

        *10.8           Assumption Agreement dated May 22, 2001 by and among the
                        Company, Joseph M. Rowell and Paul Lechtenberg.

        *10.9           Termination and License Agreement dated December 27, 2001 by and between the Company and Exchange Applications, Inc.

       *10.10           Agreement and Release dated November 2, 2001 by and between the Company and Pegasystems, Inc.

        10.11           Form of the Company's independent contractor agreement
                        (incorporated by reference to Exhibit 10.22 to the Company's
                        Registration Statement on Form S-1 (Registration
                        No. 333-48399)).

        10.12           Office Lease between Granite Tower, Ltd. And the Company
                        dated as of March 31, 1999 (incorporated by reference to
                        Exhibit 10.26 of the Registration Form 10-K for fiscal year ended January 31, 1999).

        10.13           Office Lease between Granite Tower, Ltd. And the Company
                        dated August 31, 1999 (incorporated by reference to Exhibit
                        10.16 of the Registration Form 10-K for fiscal year ended
                        January 31, 2000).

        10.14           Credit Agreement, dated June 6, 2001, among the Company as
                        Borrower, J.P. Morgan Chase Bank (formerly known as The
                        Chase Manhattan Bank) as Administrative Agent and Issuing
                        Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 8, 2001).

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
        10.15           Partnership Interest Purchase Agreement, dated May 22, 2001, among Carreker Corporation, Check Consultants Company of
                        Tennessee, Inc., IPSS Corporation, International Business
                        Machines Corporation and First Tennessee Bank National
                        Association (incorporated by reference to Exhibit 2.1 to the
                        Company's Form 8-K filed May 29, 2001).

        10.16           Second Amendment to Credit Agreement dated October 31, 2001 among Carreker Corporation as Borrower, J.P. Morgan Chase
                        Bank (formerly known as The Chase Manhattan Bank) as
                        Administrative Agent and Issuing Bank, and Compass Bank as
                        Syndication Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed December 14,
                        2001).

        10.17           Limited Recourse Promissory Note executed by Robert E. Hall in favor of the Company, as dated March 31, 2001
                        (incorporated by reference to Exhibit 10.3 of the Company's
                        Quarterly report on Form 10-Q filed June 12, 2001).

        10.18           Loan Agreement between Robert E. Hall and the Company dated
                        March 31, 2001 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly report on Form 10-Q filed June 12,
                        2001).

         21.1           Subsidiaries of the Company.

                        (h) Genisys Operation, Inc.

                        (i) Antinori Software, Inc.

                        (j) Carreker, Ltd.

                        (k) Cash Services Australia Pty, Ltd.

                        (l) Carreker Holdings Australia Pty, Ltd.

                        (m) Carreker Canada, Inc.

                        (n) Carreker Check Solutions LLC

        *23.1           Consent of Ernst & Young LLP, Independent Auditors.

        *24.1           Power of Attorney (included on first signature page).

--------------------------

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

    (d) Not applicable.

                                                                    EXHIBIT 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-63517) pertaining to the Amended and Restated Carreker Corporation 1994 Long Term Incentive Plan and the Carreker Corporation Director Stock Option Plan of our report dated March 7, 2002, (except for Note 13, as to which the date is April 5, 2002) with respect to the consolidated financial statements of Carreker Corporation included in the Annual Report (Form 10-K) for the year ended January 31, 2002 filed with the Securities and Exchange Commission.

                                          /s/ ERNST & YOUNG, LLP

Dallas, Texas
April 11, 2002