Form 10-Q
period 2002-04-30
CARREKER CORP
filed 2002-06-13
CIK 1057709

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 2002.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission file number 0-24201

Carreker Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1622836 (IRS Employer Identification No.)
4055 Valley View Lane, #1000 Dallas, Texas (Address of principal executive office)	75244 (Zip Code)

(972) 458-1981
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, $.01 par value—23,305,000 shares as of May 31, 2001.

CARREKER CORPORATION

PART I: FINANCIAL INFORMATION

        Item 1. Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

ASSETS

	April 30, 2002	January 31, 2002
Current assets
Cash and cash equivalents	$28,222	$25,674
Accounts receivable, net of allowance of $1,613 and $2,367 at April 30, 2002 and January 31, 2002, respectively	60,706	69,730
Federal income tax receivable	6,979	4,823
Prepaid software royalties	368	368
Prepaid expenses and other current assets	3,395	3,281
Deferred income taxes	816	816

Total current assets	100,486	104,692
Property and equipment, net of accumulated depreciation of $11,845 and $10,682 at April 30, 2002 and January 31, 2002, respectively	10,192	10,384
Capitalized software costs, net of accumulated amortization of $8,012 and $7,676 at April 30, 2002 and January 31, 2002, respectively	4,022	4,254
Acquired developed technology, net of accumulated amortization of $3,777 and $2,746 at April 30, 2002 and January 31, 2002, respectively	20,423	21,454
Goodwill, net of accumulated amortization of $3,641 at April 30, 2002 and January 31, 2002	69,996	69,996
Customer relationships, net of accumulated amortization of $1,283 and $933 at April 30, 2002 and January 31, 2002, respectively	7,117	7,467
Deferred loan costs, net of accumulated amortization of $352 and $244 at April 30, 2002 and January 31, 2002, respectively	900	1,008
Other assets	226	174

Total assets	$213,362	$219,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,644	$4,281
Accrued compensation and benefits	7,368	19,775
Other accrued expenses	6,161	6,218
Deferred revenue	39,094	39,434
Accrued merger and restructuring costs	8,576	11,250

Total current liabilities	63,843	80,958
Long-term debt	41,500	44,000
Deferred income taxes	816	816
Deferred revenue	1,106	1,436

Total liabilities	107,265	127,210

Stockholders' equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 23,305 and 21,924 shares issued at April 30, 2002 and January 31, 2002, respectively	233	219
Additional paid-in capital	103,861	93,680
Retained earnings (deficit)	2,522	(1,165)
Less treasury stock, at cost: 27 common shares at April 30, 2002 and January 31, 2002, respectively	(519)	(515)

Total stockholders' equity	106,097	92,219

Total liabilities and stockholders' equity	$213,362	$219,429

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,
	2002	2001
Revenues:
Consulting fees	$9,095	$14,845
Software license fees	9,339	5,235
Software maintenance fees	10,034	3,197
Software implementation fees	6,746	2,127
Out-of-pocket expense reimbursements	2,668	3,061

Total revenues	37,882	28,465
Cost of revenues:
Consulting fees	7,253	10,095
Software license fees	1,988	1,139
Software maintenance fees	2,294	1,196
Software implementation fees	4,359	1,725
Out-of-pocket expense reimbursements	2,337	3,110

Total cost of revenues	18,231	17,265

Gross profit	19,651	11,200
Operating costs and expenses:
Selling, general and administrative	14,407	8,937
Research and development	2,277	867
Amortization of intangible assets	350	—

Total operating costs and expenses	17,034	9,804

Income from operations	2,617	1,396
Other income (expense):
Interest income	68	770
Interest (expense)	(785)	(56)
Other income (expense)	87	(28)

Total other income (expense)	(630)	686
Income before provision (benefit) for income taxes	1,987	2,082
Provision (benefit) for income taxes	(1,700)	770

Net income	$3,687	$1,312

Basic earnings per share	$0.17	$0.06

Diluted earnings per share	$0.16	$0.06

Shares used in computing basic earnings per share	22,302	21,764
Shares used in computing diluted earnings per share	22,697	22,732

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings (Deficit)			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2002	21,924	$219	$93,680	$(1,165)	27	$(515)	$92,219
Purchases of treasury stock	—	—	—	—	—	(4)	(4)
Issuance of shares of common stock upon exercises of stock options	99	1	653	—	—	—	654
Tax benefit from exercises of stock options	—	—	218	—	—	—	218
Sale of common stock	1,282	13	9,310	—	—	—	9,323
Net income	—	—	—	3,687	—	—	3,687

Balance at April 30, 2002	23,305	$233	$103,861	$2,522	27	$(519)	$106,097

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended April 30,
	2002	2001
Operating Activities:
Net income	$3,687	$1,312
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,208	668
Amortization of capitalized software costs and acquired developed technology	1,366	1,068
Amortization of customer relationships	350	—
Compensation earned under employee/director stock option plan	—	18
Tax benefit from exercises of stock options	218	954
Deferred income taxes	—	350
Provision for doubtful accounts	140	187
Amortization of deferred loan costs	108	—
Changes in operating assets and liabilities:
Accounts receivable	8,884	(3,153)
Prepaid expenses and other assets	(166)	(2,168)
Prepayment of software royalties	—	(5,971)
Accounts payable and accrued expenses	(16,773)	138
Income taxes payable/receivable	(2,156)	(806)
Deferred revenue	(672)	(262)

Net cash used in operating activities	(3,806)	(7,665)
Investing Activities:
Purchases of short-term investments	—	(1,348)
Sales and maturities of short-term investments	—	3,174
Purchases of property and equipment	(1,016)	(976)
Computer software costs capitalized	(103)	(1,642)

Net cash used in investing activities	(1,119)	(792)
Financing Activities:
Purchases of treasury stock	(4)	—
Payments on long-term debt	(2,500)	—
Proceeds from exercises of stock options	654	698
Proceeds from sale of common stock	9,323	—
Payments on notes payable	—	(287)

Net cash provided by financing activities	7,473	411

Net increase (decrease) in cash and cash equivalents	2,548	(8,046)
Cash and cash equivalents at beginning of period	25,674	63,098

Cash and cash equivalents at end of period	$28,222	$55,052

Supplemental disclosures of cash flow information:
Cash paid for interest	$618	$56

Cash paid for income taxes, net	$238	$226

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
for the three months ended April 30, 2002 and 2001

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

2. Summary of Significant Accounting Procedures

  Principles of Consolidation and Presentation

        The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results for the full year.

        These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair representation of financial results for the interim periods presented.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

        Upon adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets on February 1, 2002, the Company reclassified a $5.0 million (net) assembled workforce intangible to goodwill and ceased amortization, see Recently Issued Accounting Standards below. The Company reclassified the January 31, 2002 balance sheet to conform with this presentation.

        Upon adoption of the FASB announcement, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred on February 1, 2002, the Company characterizes reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Prior to February 1, 2002, the Company netted reimbursements received for out-of-pocket expenses against the related expenses in the statement of operations. See Recently Issued Accounting Standards below. The Company reclassified the statement of operations for three months ended April 30, 2001 to conform with this presentation.

        Historically uncollected invoices for maintenance services within our Check Solutions subsidiary were eliminated from both the accounts receivable and deferred revenue accounts. To be consistent with current industry practice and trends, these invoices totaling $4.9 million and $10.9 million were included in the accounts receivable and deferred revenue accounts at April 30, 2002 and January 31, 2002, respectively.

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

  Accounts Receivable

        A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral. Because the Company's accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company's products and services, the Company sets up a specific reserve in an amount determined appropriate for the perceived risk. Most of the Company's contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. The provision for doubtful accounts during the three months ended April 30, 2002 and 2001 was $140,000 and $187,000, respectively.

        Accounts receivable include unbilled amounts that generally represent receivables for work performed and are billed shortly after the end of the period, or for which billings, upon mutual agreement, have not been presented to the customers. These receivables are generally billed and collected within one year of completion of the service. Accounts receivable include $20.4 million and $21.0 million of unbilled receivables at April 30, 2002 and January 31, 2002, respectively.

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

	April 30, 2002	January 31, 2002
Furniture	$5,036	$5,035
Equipment and software	15,999	15,038
Leasehold improvements	1,002	993

Total cost	22,037	21,066
Less accumulated depreciation and amortization	(11,845)	(10,682)

Net property and equipment	$10,192	$10,384

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

  Intangible Assets and Goodwill

        Intangible assets, which consist of acquired developed technology, capitalized software costs and customer relationships, have been recorded as the result of business acquisitions (See Note 3) and are being amortized on the straight-line basis over six years.

        Goodwill is the result of differences, if any, between the aggregate consideration paid for the acquisition and the fair value of the net tangible and intangible assets acquired. Through January 31, 2002, goodwill was amortized on a straight-line basis over an estimated life of 15 years. Beginning February 1, 2002, goodwill and an intangible asset representing the assembled workforce will no longer be amortized, but will be subject to an annual impairment test. See Recently Issued Accounting Standards below.

  Deferred Loan Costs

        Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement. The costs are being amortized to interest expense over the 36 month life of the credit agreement.

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the asset or business unit. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. The assessment of recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. See Recently Issued Accounting Standards below.

  Software Costs Capitalized and Acquired Developed Technology

        Software costs capitalized include developed technology acquired in acquisitions and costs incurred by the Company in developing its products which qualify for capitalization. The Company capitalizes the development costs of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (i) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three to six years). The Company capitalized $103,000 and $1.6 million, and recorded amortization relating to capitalized software costs and acquired developed technology of $1.4 million and $1.1 million for the three months ended April 30, 2002 and 2001, respectively.

  Revenue Recognition

        Consulting Fees.    The Company employs three primary pricing methods in connection with the delivery of consulting services. First, the Company may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues paid on a percentage-of-completion basis. The Company believes that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Since financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of the solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of the solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for the Company to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to the Company, during the third quarter of fiscal 2001, the Company began to offer payment terms which extend beyond 12 months. When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months and it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. Under this approach, upon contract signing, a completed backlog of revenue is established which is incrementally recognized as revenue over future quarters as amounts become due and payable under the agreement. When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer.

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

        Regardless of the pricing method employed by the Company in a given contract, the Company is typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers. Historically, expenses have been netted against reimbursements for consolidated financial statement reporting purposes. Beginning February 1, 2002, the Company began to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the consolidated statement of operations in accordance with a recent FASB announcement, see Recently Issued Accounting Standards below. All comparative prior periods have been adjusted to reflect this change.

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

  Royalties

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30%. Approximately $658,000 and $118,000 of royalty expense was recorded under these agreements for the three months ended April 30, 2002 and 2001, respectively. Royalty expense is included as a component of the cost of software licenses in the accompanying consolidated statements of operations.

  Deferred Revenue

        Deferred revenue principally represents amounts prepaid by customers under annual maintenance contracts and occasionally represents prepayments for consulting and software licensing for which completion of contractual terms or delivery of the software has not occurred. Long-term deferred revenue represents amounts received for maintenance to be provided beginning in periods on or after May 1, 2003.

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

  Stock-Based Compensation

        The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and the Financial Accounting Standards Board Statement ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," ("FIN 44").

  Risks and Uncertainties

        The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, customer concentration, indebtedness, fluctuations in operating results, eligibility of shares for sale in the market, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to gain market acceptance, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, ability to attract and retain qualified personnel, competition, potential strategic alliances and acquisitions, proprietary rights, claims and legal proceedings, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets. Negative trends in the Company's operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair the Company's liquidity. See description of the Company's revolving credit agreement and related financial covenants in Note 5.

  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning February 1, 2002. Upon adoption, the Company reclassified a $5.0 million (net) assembled workforce intangible to goodwill and ceased amortization. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $5.5 million ($0.24 per share using the dilutive number of shares at April 30, 2002) per year. The Company is currently performing along with an outside valuation firm, the initial impairment test of goodwill and indefinite lived intangible assets as of February 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. While the initial impairment analysis is not complete, the Company does not expect the analysis to result in any significant effect on the earnings and financial position of the Company.

        The assessment of goodwill impairment in the future will be impacted if projected future operating cash flows of the reporting unit are not achieved, resulting in decreases in the related estimated fair market values. All goodwill and indefinite lived intangibles relates to the Company's acquisition of Check Solutions Company (see Note 3) which closed on June 6, 2001. All goodwill and indefinite lived intangibles are included as a component of the Global Technology Solutions business segment.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no effect on the earnings and financial position of the Company related to the adoption of SFAS No. 144.

        In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (the "Announcement"). The Announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Prior to February 1, 2002, the Company netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. The Company adopted the Announcement beginning February 1, 2002, and reclassified prior comparative financial statements.

        The Announcement will have no effect on net income, but the revised revenues, cost of revenues, and resulting gross margin percentage for the last four quarters is as follows (in thousands):

	April 30, 2001	July 31, 2001	October 31, 2001	January 31, 2002	Total
Revenues:
Consulting fees	$14,845	$10,655	$7,066	$10,276	$42,842
Software license fees	5,235	12,057	7,169	15,830	40,291
Software maintenance fees	3,197	6,437	9,257	10,456	29,347
Software implementation fees	2,127	4,703	6,192	6,188	19,210
Out-of-pocket expense reimbursements	3,061	2,231	2,612	2,187	10,091

Total revenues	28,465	36,083	32,296	44,937	141,781
Cost of revenues:
Consulting fees	10,095	8,974	8,090	7,167	34,326
Software license fees	1,139	1,737	2,001	2,467	7,344
Write-off of capitalized software costs and prepaid software	—	2,819	12,089	—	14,908
Software maintenance fees	1,196	1,745	2,004	2,157	7,102
Software implementation fees	1,725	3,412	4,903	5,457	15,497
Out-of-pocket expense reimbursements	3,110	2,999	3,027	1,763	10,899

Total cost of revenues	17,265	21,686	32,114	19,011	90,076

Gross profit	$11,200	$14,397	$182	$25,926	$51,705

Gross profit %	39.3%	39.9%	0.6%	57.7%	36.5%

3. Business Combinations

        On June 6, 2001, the Company completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions") for $110.2 million in cash, plus an additional $2.0 million of direct acquisition costs. Check Solutions is a check and image processing software and installation business that services the payment-processing sector of the financial industry which expands our suite of software products and strengthens our software development management capabilities. The operating results of Check Solutions are reported in the Global Technology Solutions segment and has been included in the Company's consolidated operating results from the date of acquisition (June 6, 2001) forward. The Company funded the acquisition through $65.2 million of its cash, and funded the remaining $45.0 million from proceeds under the revolving credit agreement as described in Note 5.

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

        A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

Net assets of Check Solutions	$3,663
Current technology and software products (estimated life of 5-6 years)	24,200
Customer relationships (estimated life of 6 years)	8,400
Assembled workforce	5,600
Goodwill	68,037
In-process research and development	2,300

Total purchase price	$112,200

        Effective February 1, 2002, the Goodwill and the Assembled workforce intangible are no longer being amortized but are subject to annual impairment testing. See Recently Issued Accounting Standards.

        In connection with the acquisition of Check Solutions, a portion of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The $2.3 million attributed to IPR&D was expensed on the date of the acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative future use.

        The following unaudited pro forma financial information for the three months ended April 30, 2001, assumes the Check Solutions acquisition occurred at the beginning of the respective period (in thousands, except per share data).

Three Months Ended April 30, 2001
Revenue	$40,504
Net income (loss)	(623)
Basic earnings (loss) per share	(0.03)
Diluted earnings (loss) per share	(0.03)

        The unaudited pro-forma financial information for the three months ended April 30, 2001 combines the Company's historical statement of operations for the three months ended April 30, 2001 with Check Solutions' historical statement of operations for the three months ended April 30, 2001.

        The pro-forma information reflects adjustments for amortization of acquired software costs, customer relationship intangible asset, goodwill, the assembled workforce intangible, additional interest expense and amortization of deferred loan costs related to the new credit agreement, a reduction in interest income, and the income tax impact of these adjustments.

        The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations that may occur in the future or what would have occurred had the acquisition of Check Solutions been affected on the dates indicated.

4. Intangible Assets

        Excluding goodwill and intangible assets reclassified into goodwill on February 1, 2002, amortization expense on intangible assets was $350,000 and $0 for the three months ended April 30, 2002 and 2001, respectively.

        The following table sets forth the estimated amortization expense of intangible assets for the fiscal years ending January 31, (in thousands):

Year	Amount

2003	$1,400
2004	1,400
2005	1,400
2006	1,400
2007	1,400

5. Revolving Credit Agreement

        On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. All outstanding borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on the Company's ratio of funded debt to Earnings before interest, taxes, depreciation and amortization ("EBITDA"), or LIBOR plus a margin equal to 1.50% to 2.25% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.25% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Effective October 31, 2001, the Company entered into an amendment to the credit agreement to reflect the impact of the decline in recent operating results. Under the amendment, margin rates were increased on prime or federal funds based loans to 2.00%, and on LIBOR based loans to 3.50%. Effective August 1, 2002, margins will decrease to a range of 0.50% to 1.25% on prime or federal funds based loans, and to a range of 2.00% to 2.75% on LIBOR based loans. Substantially all of the Company's assets collateralize the revolving credit agreement. Also under the amendment, certain covenants were eliminated for the period ended October 31, 2001, and future covenants were adjusted to levels the Company expects to achieve. As of April 30, 2002, the Company is in compliance with the covenants of the revolving credit agreement, as amended. The Company's ability to make additional borrowings under this revolving credit agreement is determined by a formula based on the Company's outstanding accounts receivable. Additionally, if the Company's accounts receivable balance decreases below certain levels as defined in the revolving credit agreement, mandatory prepayments of the debt may be required. At April 30, 2002, $9.6 million of additional borrowing capacity was available to the Company.

        At April 30, 2002, the Company has $41.5 million outstanding under the agreement in connection with the acquisition of Check Solutions. At April 30, 2002, the interest rate on $35.0 million of the debt is 5.438% and the interest rate on $6.5 million of the debt is 5.375%. As the interest on the debt is variable, the carrying value approximates the fair value. Interest expense on the Revolving Credit Agreement was $609,000 for the three months ended April 30, 2002.

6. Common Stock Offering

        On April 5, 2002, the Company sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, the Company filed a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002 to register the resale of such shares. The Form S-3 was deemed effective on May 15, 2002. On April 5, 2002, the Company utilized the net proceeds of approximately $9.3 million that were received from the sale to satisfy remaining obligations due to certain former employees of Check Solutions described in Note 12 below, with the remainder being used for working capital.

7. Provision (Benefit) for Income Taxes

        The Company has established a valuation allowance to reserve its net deferred tax assets at April 30, 2002 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in SFAS No. 109 "Accounting for Income Taxes", were not met.

        The net tax benefit of $1.7 million is a result of a $1.9 million tax benefit generated by additional tax loss carrybacks available to the Company as a result of the recently passed Job Creation and Workers Assistance Act of 2002, offset by a $200,000 provision for taxes based on an estimated annual effective tax rate of 10% for the year ending January 31, 2003. The estimated annual effective tax rate is lower than the statutory federal and state rates as a result of the carryforward of additional net operating losses expected to be utilized during the year ending January 31, 2003.

8. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2002	2001
Basic earnings per share:
Net income	$3,687	$1,312

Weighted average shares outstanding	22,302	21,764

Basic earnings per share	$0.17	$0.06

Diluted earnings per share:
Net income	$3,687	$1,312

Weighted average shares outstanding	22,302	21,764
Assumed conversion of employee stock options	395	968

Shares used in diluted earnings per share calculation	22,697	22,732

Diluted earnings per share	$0.16	$0.06

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

        Business segment results include costs for research and development as well as product royalty expense, the amortization of goodwill and intangible assets, the write-off of capitalized software costs and merger-related costs (in thousands):

	Three Months ended April 30, 2002
	Revenue Enhancement	Global Technology Solutions	Enterprise Solutions	Corporate Unallocated	Total
Revenues:
Consulting fees	$7,423	$35	$1,637	$—	$9,095
Software license fees	575	8,764	—	—	9,339
Software maintenance fees	—	10,034	—	—	10,034
Software implementation fees	849	5,881	16	—	6,746
Out-of-pocket expense reimbursements	1,201	902	565	—	2,668
Intercompany revenue	—	(119)	119	—	—

Total revenues	$10,048	$25,497	$2,337	$—	$37,882

Income (loss) from operations before amortization of intangible assets	$4,221	$6,266	$(949)	$(6,571)	$2,967
Amortization of intangible assets	—	350	—	—	350

Income (loss) from operations	$4,221	$5,916	$(949)	$(6,571)	$2,617

	Three Months ended April 30, 2001
	Revenue Enhancement	Global Technology Solutions	Enterprise Solutions	Corporate Unallocated	Total
Revenues:
Consulting fees	$7,848	$586	$6,411	$—	$14,845
Software license fees	—	5,235	—	—	5,235
Software maintenance fees	—	3,197	—	—	3,197
Software implementation fees	—	2,127	—	—	2,127
Out-of-pocket expense reimbursements	777	872	1,412	—	3,061

Total revenues	$8,625	$12,017	$7,823	$—	$28,465

Income (loss) from operations before amortization of intangible assets	$4,512	$1,309	$932	$(5,357)	$1,396
Amortization of intangible assets	—	—	—	—	—

Income (loss) from operations	$4,512	$1,309	$932	$(5,357)	$1,396

        Revenues exclusive of out-of-pocket expense reimbursements, derived from a single major customer accounted for approximately 12.0% and 23.8% of total revenue for the three months ended April 30, 2002 and 2001, respectively. Revenue derived from our five largest customers accounted for approximately 41.4% and 50.1% of total revenue for the three months ended April 30, 2002 and 2001, respectively.

        The Company markets its solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, for the three months ended April 30, 2002 and 2001 attributed to countries based on the location of the customers was as follows (in thousands):

	April 30, 2002		April 30, 2001
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$28,044	79.6%	$17,206	67.7%
Europe	2,666	7.6	6,642	26.2
Australia	837	2.4	1,047	4.1
Canada	1,105	3.1	509	2.0
South Africa	2,562	7.3	—	—

Total revenues	$35,214	100.0%	$25,404	100.0%

11. Merger and Restructuring Charges

        There were no additional merger and restructuring charges during the three months ended April 30, 2002.

        The activity related to the merger and restructuring costs reserve balance during the three months ended April 30, 2002 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Total
January 31, 2002 reserve balance	$3,542	$7,341	$367	$11,250
Cash paid	(958)	(1,655)	(61)	(2,674)

April 30, 2002 reserve balance	$2,584	$5,686	$306	$8,576

12. Related Party Transactions

        In March 2001, the Company loaned $500,000 to an officer of the Company pursuant to a Limited Recourse Promissory Note ("Note"). The principal is due in full on March 30, 2004. In January 2002, the Note was adjusted to its estimated fair value of $125,000 resulting in a charge to earnings of $375,000. During the three months ended April 30, 2002, the Note was adjusted to its estimated fair value of $25,000 resulting in an additional charge to earnings of $100,000.

        In connection with the completion of the Check Solutions acquisition, the Company assumed a $10.0 million obligation to certain employees of Check Solutions, including a current officer of the Company. During the three months ended January 31, 2002, $3.3 million of this obligation was paid and during the three months ended April 30, 2002 the remaining $6.7 million was paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are, forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Risk Factors" in the company's Form 10-K for the fiscal year ended January 31, 2002, on file with the Commission. Such risks include, without limitation, dependence on the banking industry, customer concentration, indebtedness, fluctuations in our operating results, eligibility of shares for sale in the market, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to gain market acceptance, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, ability to attract and retain qualified personnel, competition, potential strategic alliances and acquisitions, proprietary rights, claims and legal proceedings, international operations, use of independent contractors, changing government and tax regulations, and anti-takeover provisions in our charter and impairment of goodwill or intangible assets. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" (as set forth in the aforementioned Form 10-K) and elsewhere in this report. Negative trends in the Company's operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair the Company's liquidity. See description of our revolving credit agreement and related financial covenants in our Notes to Condensed Consolidated Unaudited Financial Statements.

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

        We separate our business operations into three reportable business segments: Revenue Enhancement, Global Technology Solutions and Enterprise Solutions. See Note 10 of our Notes to Condensed Consolidated Unaudited Financial Statements.

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

Products and Services

        We offer a wide range of innovative solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. By combining our consulting services with our proprietary technology applications, we help banks improve their current operations and provide access to the benefits of the Internet economy. Our offerings, uniquely tailored to the needs of the banking industry, fall into three complementary groups. These groups, Revenue Enhancement, Global Technology Solutions and Enterprise Solutions, we believe we offer products and services that, when combined, deliver optimal benefits. During the second quarter of fiscal 2001, the Company combined the Cash Solutions group with the Payment Solutions group, along with the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"), to form the Global Technology Solutions group reflecting the common thread of technology between these activities. The Check Solutions suite of products are also included within the Global Technology Solutions group.

        Revenue Enhancement.    Revenue Enhancement consulting services enable banks to improve workflows, internal operational processes and customer pricing structures.

Solution	Description	Products Offered
Revenue Enhancement
	Provides consulting services that assess the existing policies and procedures of banks to increase their revenue streams and reduce interest and operating expenses. These assessments generally focus on a variety of a bank's operations, including deposits, treasury management, commercial lending, credit cards, automobile finance, mortgage and other consumer lending operations. Revenue Enhancement engagements typically take four to seven months to complete and we believe are relatively non-intrusive to the client.	Revenue Enhancement Consulting and Methodology, Celerity
CVM/EnAct
	CVM/EnAct is a customer relationship management software methodology. CVM/EnAct enables companies to focus their resources on customers who represent the highest potential value, and then drive customer interactions consistently across every customer channel, to increase profitability of its customer base.	CVM/EnAct Methodology, Consulting and Technology

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

Solution	Description	Products Offered
Fraud Mitigation
	Provides effective fraud detection and management software featuring automated approaches to solving the growing problem of fraudulent financial transactions, including bad checks drawn on banks for payment, fraudulent items deposited with banks for credit and check kiting.	FraudLink On-us, FraudLink Deposit, FraudLink Kite, FraudLink PositivePay, FraudLink eTracker, FraudLink PC
Back Office	Brings new efficiencies to back office operations through the use of state-of-the-art image and workflow technologies.	Adjustments/Express, Exceptions/Express, Input/Express, Inbound Returns/Express, Image Bulk-File and Fine Sort
Remittance	Provides both a host-based and client/server based platform for processing Retail and Wholesale remittance transactions.	NeXGen Remittance
Check Capture	Offers an extensive array of enhancement products that add flexibility and usability to IBM's Check Processing Control System (CPCS) and the 3890/XP series of reader/sorters.	Image Processor 2, Conventional Capture, CPCS Enhancements, XP/Productivity Tools, Platform Emulation
Image Capture	Products and services related to check image capture, storage, delivery and their related applications.	ALS, Image Statements, Net Deliver/Reject Repair, RECO, Image POD, Image Delivery, Image Enhancements

Solution	Description	Products Offered

Archive Management	Comprehensive array of check image archive management products which may be tailored to a bank's unique requirements based on their operational environments and volumes.	Check Image Archive AIX, Check Image Archive MVS, Check Image Archive Load
Global Tracking
	Offers an automated track and trace system designed to monitor items from the time they enter a bank's processing stream to final disposition, which enables a bank to improve labor productivity by channeling resources to the place they are most needed.	Receive Sentry
eMetrics	Focuses on performance-measurement by using historical data to generate key performance indicators, item processing volume data, productivity statistics and quality control benchmarks.	eiLumen, eiPerform, eiStats, eiMicr, eiQuality
Electronic Check Presentment
	Enables banks to transition away from paper-based payment systems to electronic by automating key elements of the processing stream as well as improving a bank's yield from float management. The aim of this product and service is to reduce and eventually eliminate the movement of paper payment instruments through the system, automate error-prone payment processing functions, consolidate payment information and provide a measure of fraud prevention.	CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Management, Cnotes
Float Management
	Focuses on funding requirements and overall profitability by properly managing a bank's float through float analysis, pricing and a comprehensive consulting practice to improve profitability, reporting, workflow and check-clearing operations. It provides critical activity summaries, aids in creating multiple availability and pricing schedules as well as pinpointing the cost/profitability of any transaction or relationship.	Float Analysis System, Float Pricing System, Consulting

Solution	Description	Products Offered

ATM Solutions
	Advances ATM monitoring and management through the use of Internet connectivity to provide electronic notification of cash and/or servicing needs. Scalable to the largest ATM networks, it forecasts cash and servicing needs, dispatches vendors for cash replenishment and maintenance services, records completed work and reconciles vendor invoices, all via an electronic communication infrastructure.	eiManager, eiGateway
Cash Solutions
	Reduces the amount of non-earning assets required in reserve accounts and as cash-on-hand to meet operating needs. Using both technology and process reengineering, it provides management tools for forecasting, tracking and optimizing a bank's inventory of currency. This group of solutions frees underutilized money for more productive uses.	iCom, Reserve Link, Reserve LinkPlus
Logistics
	Reduces armored car transportation costs incurred by banks in moving cash between locations and replenishing ATMs. It optimizes armored car utilization based on ATM locations and usage, route structures and delivery frequency, as well as ATM deposit processing requirements.	Consulting Services

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

Solution	Description	Products Offered
Enterprise Solutions
	Offers customized, bank-wide conversions, consolidation and integration consulting solutions in areas beyond payments systems, including consulting and project management services and IT consulting for various projects.	Project Management, eSolutions, Integration, Process Optimization, Line of Business Consulting
Expense reduction processes are optimization strategies to help banks reduce operation expenses across the enterprises.
Strategic Services	Assists customers in planning and implementing a total e- finance and payment strategy.	e-Vision Consulting, Strategy Consulting, Shared Services Consulting

Results of Operations

        The following table sets forth for the periods indicated, the percentages that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended April 30,
	2002	2001
Revenues:
Consulting fees	24.0%	52.2%
Software license fees	24.7	18.4
Software maintenance fees	26.5	11.2
Software implementation fees	17.8	7.5
Out-of-pocket expense reimbursements	7.0	10.7

Total revenues	100.0	100.0
Cost of revenues:
Consulting fees	19.1	35.5
Software license fees	5.2	4.0
Software maintenance fees	6.0	4.2
Software implementation fees	11.6	6.1
Out-of-pocket expense reimbursements	6.2	10.9

Total cost of revenues	48.1	60.7

Gross profit	51.9	39.3

Operating costs and expenses:
Selling, general and administrative	38.0	31.4
Research and development	6.0	3.0
Amortization of intangible assets	1.0	—

Total operating costs and expenses	45.0	34.4
Income from operations	6.9	4.9
Other income (expense)	(1.7)	2.4

Income before provision (benefit) for income taxes	5.2	7.3
Provision (benefit) for income taxes	(4.5)	2.7

Net income	9.7%	4.6%

        The following table sets forth, for the periods indicated, the cost of revenues as a percentage of their respective revenue. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended April 30,
	2002	2001
Cost of revenues:
Consulting fees	79.7%	68.0%
Software license fees	21.3	21.8
Software maintenance fees	22.9	37.4
Software implementation fees	64.6	81.1
Out-of-pocket expense reimbursements	87.6	101.6

Three Months Ended April 30, 2002 (Fiscal 2002) Compared to Three Months Ended April 30, 2001 (Fiscal 2001)

        Revenues.    Our total revenues increased by $9.4 million, or 33%, to $37.9 million for the quarter ended April 30, 2002 from $28.5 million for the quarter ended April 30, 2001. After adjusting for the $15.4 million of revenue attributable to the acquisition of Check Solutions, on June 6, 2001, which is included in the Global Technology Solutions business segment, underlying revenue decreased 21% for the three months ended April 30, 2002. The decrease primarily resulted from a decline in Consulting Fees, primarily in the Enterprise Solutions business segment.

        Consulting Fees:    Revenues from consulting fees decreased by $5.7 million or 39% to $9.1 million for the quarter ended April 30, 2002, from $14.8 million for the quarter ended April 30, 2001. Consulting fees are lower primarily due to a decrease within the Enterprise Solutions business segment. The Check Solutions acquisition had no impact on consulting fees. Revenue Enhancement revenues decreased by $425,000, or 5%, to $7.4 million for the quarter ended April 30, 2002, from $7.8 million for the quarter ended April 30, 2001. Consulting revenue from Revenue Enhancement's value-priced engagements has remained steady for the quarter ended April 30, 2002, compared with the quarter ended April 30, 2001. However, consulting revenue from the Revenue Enhancement business segment has improved since reaching a low point during the quarter ended October 31, 2001. The primary reasons for the turnaround are an improvement in international engagements and increased penetration into smaller financial institutions (Tier II and Tier III). Enterprise Solutions consulting fees decreased $4.8 million, or 74%, to $1.6 million for the quarter ended April 30, 2002, from $6.4 million for the quarter ended April 30, 2001. This decline reflects lower demand for IT consulting services, in addition, few financial institutions are merging or consolidating.

        Software License Fees:    Revenues from software license fees increased $4.1 million or 78% to $9.3 million from $5.2 million for the quarter ended April 30, 2001. A principal reason for the overall growth in software license fees was $3.7 million of Check Image Achive software licensed during the quarter ended April 30, 2002 by a provider of image achive services to financial institutions. This software was acquired in the Check Solutions acquisition during the quarter ended July 31, 2001. After adjusting for $4.9 million of software license fees attributable to the Check Solutions acquisition for the quarter ended April 30, 2002, our underlying software license fees decreased 16% compared with the quarter ended April 30, 2001. The underlying decrease in software license fees is due principally to a decline in sales of our Fraud Mitigation Solution suite of FraudLink products. The decrease in FraudLink sales was partially offset by an increase in our Branch Truncation Management product within the Electronic Check Presentment Solution suite.

        Software Maintenance Fees:    Revenues from software maintenance fees increased $6.8 million or 214% to $10.0 million for the quarter ended April 30, 2002 from $3.2 million for the quarter ended April 30, 2001. After adjusting for software maintenance fees attributable to the Check Solutions acquisition of $6.8 million for the quarter ended April 30, 2002, the overall underlying maintenance fees remained flat. We experienced increased FraudLink product maintenance principally due to increased software license fees during fiscal 2001; however, this increase was offset by decreases in maintenance fees from several products within our Back Office Solution suite that are being replaced by software acquired in the Check Solutions acquisition.

        Software Implementation Fees:    Revenues from software implementation fees increased $4.6 million or 217% to $6.7 million for the quarter ended April 30, 2002 from $2.1 million for the quarter ended April 30, 2001. After adjusting for software implementation fees attributable to the Check Solutions acquisition of $3.3 million, our underlying software implementation fees increased $1.4 million or 64% for the quarter ended April 30, 2002 compared with the quarter ended April 30, 2001. The growth in software implementation fees is principally due to the addition of the CVM/EnAct solution within the Revenue Enhancement business segment. This offering was introduced at the end of the quarter ended April 30, 2001.

        Cost of Revenues:    Our total cost of revenues has increased $966,000 or 6% to $18.2 million for the quarter ended April 30, 2002 from $17.3 million for the quarter ended April 30, 2001. After adjusting for cost of revenues attributable to the Check Solutions acquisition of $4.9 million for the quarter ended April 30, 2002, our underlying cost of revenues for the quarter ended April 30, 2002 has decreased $3.9 million or 23% as compared to the quarter ended April 30, 2001. The decreasing cost of revenues is a direct result of the restructuring efforts carried out in fiscal 2001. The primary reason for the decreased cost of revenues is decreased personnel related costs, such as salaries and travel, along with a reduction in the use of third-party contractors, in both the Enterprise Solutions and Revenue Enhancement business segments.

        Cost of Consulting:    Cost of consulting decreased $2.8 million or 28% to $7.3 million for the quarter ended April 30, 2002 from $10.1 million for the quarter ended April 30, 2001. Cost of consulting as a percentage of consulting fees increased to 80% for the quarter ended April 30, 2002 from 68% for the quarter ended April 30, 2001. There has been no impact on these costs attributable to the Check Solutions acquisition. Cost of consulting as a percentage of corresponding revenue has increased due to reductions in revenue levels over comparable periods in the Enterprise Solutions business segment. The decrease in the cost of consulting is due to reduced personnel related costs through merger and restructuring efforts, along with reduced contract labor and travel costs.

        Cost of Software Licenses:    Cost of software licenses increased $849,000 or 75% to $2.0 million for the quarter ended April 30, 2002 from $1.1 million for the quarter ended April 30, 2001. Costs of software licenses increased principally due to the addition of $1.2 million of costs from Check Solutions, which were offset by an underlying decrease in software amortization from our existing products. Cost of software licenses as a percentage of license fees decreased to 21% for the quarter ended April 30, 2002 from 22% for the quarter ended April 30, 2001. The decrease in cost of software licenses as a percentage of license fees was driven principally by increases in license fee revenue including revenues resulting from the acquisition of Check Solutions.

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30%. Approximately $658,000 and $118,000 of royalty expense was recorded under these agreements for the quarter ended April 30, 2002 and 2001, respectively. Royalty expense is included as a component of the cost of software license in the accompanying consolidated statements of operations. Depending on our future product mix, our margins from software license fees may vary.

        Cost of Software Maintenance:    Cost of software maintenance increased $1.1 million or 92% to $2.3 million for the quarter ended April 30, 2002 from $1.2 million for the quarter ended April 30, 2001. Costs of software maintenance as a percentage of software maintenance fees decreased to 23% for the quarter ended April 30, 2002 from 37% for the quarter ended April 30, 2001. Costs of software maintenance decreased principally due to the addition of higher margin maintenance fee revenue derived from the Check Solutions acquisition.

        Cost of Software Implementation:    Cost of software implementation increased $2.7 million or 153% to $4.4 million for the quarter ended April 30, 2002 from $1.7 million for the quarter ended April 30, 2001. Cost of software implementation as a percentage of implementation fees decreased to 65% for the quarter ended April 30, 2002 from 81% for the quarter ended April 30, 2001. The acquisition of Check Solutions increased the costs of software implementation by $2.0 million for the quarter ended April 30, 2002; however these costs were derived from higher margin software implementation fee revenue.

        Operating Costs and Expenses:

        Selling General and Administrative:    Selling general and administrative expenses increased $5.5 million or 61% to $14.4 million for the quarter ended April 30, 2002 from $8.9 million for the quarter ended April 30, 2001. Selling, general and administrative expenses as a percent of revenue increased to 38% for the quarter ended April 30, 2002 from 31% for the quarter ended April 30, 2001. Selling, general and administrative expenses generally consist of personnel costs associated with selling, marketing, general management, software management, provision for doubtful accounts, as well as fees for professional services and other related costs. The acquisition of Check Solutions increased selling, general and administrative expenses by $5.0 million during the quarter ended April 30, 2002 reflecting the additional costs associated with the Check Solutions' operations. Underlying selling, general and administrative expenses increased by 5% for the quarter ended April 30, 2002 as compared with the quarter ended April 30, 2001. The increase in these underlying expenses reflect higher personnel costs, contract labor, travel, office costs, depreciation and infrastructure costs related to the implementation of the PeopleSoft ERP system and growth in management staff to support projected revenues.

        Research and Development:    Research and development expenses increased $1.4 million or 163% to $2.3 million for the quarter ended April 30, 2002, from $867,000 for the quarter ended April 30, 2001. Research and development expenses were principally generated by Check Solutions, which accounted for $1.4 million of these expenses during the quarter ended April 30, 2002.

        Amortization of Goodwill and Intangible Assets:    Amortization of intangible assets was $350,000 for the quarter ended April 30, 2002. The amortization results from the periodic recognition of amortization expense for a customer relationship intangible asset acquired in the Check Solutions acquisition. Goodwill and other indefinite lived intangibles ceased to be amortized effective February 1, 2002, when we adopted Statement of Financial Accounting Standards ("SFAS") No. 141 and No. 142. See further discussion in Note 2 to our Condensed Consolidated Unaudited Financial Statements regarding the adoption of SFAS No. 141 and No. 142.

        Interest Income:    Interest income decreased $702,000 or 91% to $68,000 for the quarter ended April 30, 2002 from $770,000 for the quarter ended April 30, 2001. Interest income has declined due to the use of funds to fund the Check Solutions acquisition during the quarter ended July 31, 2001. We expect interest income to be insignificant during fiscal 2002.

        Interest Expense:    Interest expense increased $729,000 to $785,000 for the quarter ended April 30, 2002 from $56,000 for the quarter ended April 30, 2001. Interest expense is primarily the result of the borrowings during the quarter ended July 31, 2001 under the three year revolving credit agreement with a group of banks to fund the Check Solutions acquisition.

        Provision (Benefit) for Income Taxes:    The net tax benefit of $1.7 million is the result of a $1.9 million tax benefit generated by additional tax loss carrybacks available to us as a result of the recently passed Job Creation and Workers Assistance Act of 2002, offset by a $200,000 provision for taxes based on an estimated annual effective rate of 10% for the year ending January 31, 2003. The estimated annual effective tax rate is lower than the statutory federal and state rates as a result of the carryforward of additional net operating losses expected to be utilized during the year ending January 31, 2003.

Liquidity and Capital Resources

        Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. At April 30, 2002, we had working capital of $36.6 million compared with $23.7 million at January 31, 2002. We had $28.2 million in cash and cash equivalents at April 30, 2002, an increase of $2.5 million from $25.7 million in cash and cash equivalents at January 31, 2002. At April 30, 2002, we had $41.5 million of long-term debt.

        Cash used in operating activities was $3.8 million for the three months ended April 30, 2002, compared with cash used in operating activities of $7.7 million for the three months ended April 30, 2001. During the quarter ended April 30, 2002, we made payments on obligations assumed from the Check Solutions acquisition. These payments were partially offset by strong collections of outstanding accounts receivable balances. During the quarter ended April 30, 2001, we made a $6.0 million guaranteed royalty payment to Exchange Applications, Inc.

        Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days sales outstanding (DSO) with a comparative column which excludes uncollected maintenance invoices from the accounts receivable portion of the calculation.

Quarter ended	DSO	DSO excluding uncollected maintenance invoices
April 30, 2002	144	121
January 31, 2002	140	107
October 31, 2001	159	133
July 31, 2001	146	131
April 30, 2001	151	142

        Cash used in investing activities was $1.1 million and $792,000 during the quarters ended April 30, 2002 and 2001, respectively. This use of cash was primarily related to purchases of property and equipment and capitalization of computer software costs.

        Financing activities provided cash of $7.4 million in the quarter ended April 30, 2002 and $411,000 the quarter ended April 30, 2001. The cash provided by financing activities in the quarter ended April 30, 2002 related to our common stock offering of 1,282,214 shares to a group of institutional investors in a private transaction on April 5, 2002. The $9.3 million of net proceeds were used to satisfy obligations due to certain former employees of Check Solutions, with the remainder used for working capital. Additionally, we paid $2.5 million on our revolving credit agreement during the quarter ended April 30, 2002.

        On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. At April 30, 2002, we had $41.5 million outstanding to fund the acquisition of Check Solutions. All outstanding borrowings are due on June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on our ratio of funded debt to Earnings Before Interest, Taxes Depreciation and Amortization ("EBITDA"); or London Interbank Offered Rate ("LIBOR") plus a margin equal to 1.50% to 2.25% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.25% to 0.50% depending on our ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Effective October 31, 2001, we entered into an amendment to the credit agreement to reflect the impact of the decline in recent operating results. Under the amendment, margin rates were increased on prime or federal funds based loans to 2.00%, and on LIBOR based loans to 3.50%. Effective August 1, 2002, margins will decrease to a range of 0.50% to 1.25% on prime or federal funds based loans, and to a range of 2.00% to 2.75% on LIBOR based loans. Substantially all of our assets collateralize this revolving credit agreement. Also under the amendment, certain covenants were adjusted to levels we expect to achieve. As of April 30, 2002, we were in compliance with the covenants of the revolving credit agreement, as amended. While there can be no assurance, we believe we will continue to meet these covenants during the year ended January 31, 2003. Any instances of non-compliance would negatively impact our liquidity.

        Our ability to make additional borrowings under this revolving credit agreement is limited by a formula based on our outstanding accounts receivable. Additionally, if our accounts receivable decrease below certain levels as defined in the revolving credit agreement, mandatory prepayments of the debt may be required. At April 30, 2002, $9.6 million of additional borrowing capacity was available to us under the formula.

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

        Regardless of the pricing method employed by us in a given contract, we are typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers. Expenses are netted against reimbursements for consolidated financial statement reporting purposes, for fiscal 2001, 2000 and 1999. Beginning February 1, 2002, we began to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations in accordance with a recent FASB announcement. See Recently Issued Accounting Standards.

        Software License Fees.    In the event that a software license is sold either together with consulting services or on a stand-alone basis, we are usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed 12 months. We recognize software license revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Under SOP 97-2, we recognize software license revenues upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management.

        Although substantially all of our current software licenses provide for a fixed price license fee, some licenses instead provide for the customer to pay a monthly license fee based on the actual use of the software product. The level of license fees earned by us under this arrangement will vary based on the actual amount of use by the customer. Revenue under these arrangements is recognized on a monthly basis.

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

  Allowance for Doubtful Accounts

        A substantial proportion of our revenues and receivables is attributable to our customers in the banking industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of our products and services, we set up a specific reserve in an amount we determine appropriate for the perceived risk.

  Software Costs Capitalized, Goodwill and Other Intangible Assets

        Software costs capitalized include developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We capitalize our development costs of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Our policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detailed program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (i) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three to six years).

        Through January 31, 2002, goodwill and other intangible assets were amortized using the straight-line method over lives of 6 to 15 years. Effective February 1, 2002, goodwill and the indefinite lived intangibles are no longer amortized. See Recently Issued Accounting Standards below. The goodwill and indefinite lived intangibles will be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. We are currently performing with an outside valuation firm, the initial impairment test of goodwill and indefinite lived intangible assets at February 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. While the initial impairment analysis is not complete, we do not expect the analysis to result in any significant effect on our earnings and financial position.

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

  Merger and Restructuring

        During fiscal year 2001, we recorded significant reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings. No additional reserves were recorded during the quarter ended April 30, 2002. These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning February 1, 2002. Upon adoption, we reclassified a $5.0 million (net) assembled workforce intangible to goodwill and ceased amortization. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $5.5 million ($0.24 per share using the dilutive number of shares at April 30, 2002) per year. We are currently performing along with an outside valuation firm, the initial test of goodwill and indefinite lived intangible assets as of February 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. While the initial impairment analysis is not complete, we do not expect the analysis to result in any significant effect on our earnings and financial position.

        The assessment of goodwill impairment in the future will be impacted if projected future operating cash flows of the reporting unit are not achieved, resulting in decreases in the related estimated fair market values. All goodwill and indefinite lived intangibles relates to our acquisition of Check Solutions Company (see Note 3) which closed on June 6, 2001. All goodwill and indefinite lived intangibles are included as a component of the Global Technology Solutions business segment.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no effect on our earnings and financial position related to the adoption of SFAS No. 144.

        In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (the "Announcement"). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the statement of operations. Prior to February 1, 2002, we netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the Announcement beginning February 1, 2002, and prior periods have been adjusted to reflect the change (see Note 2).

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

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At April 30, 2002, we did not hold any fixed rate investments.

  Interest Rate Risk

        We currently have $41.5 million outstanding under our revolving credit agreement at April 30, 2002. As described in Note 5 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate is variable. At April 30, 2002, the interest rate on $35 million of the debt is 5.438% and the interest rate on $6.5 million of the debt is 5.375%.

        At April 30, 2002, we did not hold any fixed rate short-term investments.

  Foreign Currency Risk

        An insignificant portion of our accounts receivable balance at April 30, 2002 was denominated in a foreign currency. Our exposure to adverse movements to foreign exchange rates is not significant. Therefore, we do not currently hedge our foreign currency exposure, however, we do try to limit our foreign currency exposure by negotiating foreign currency exchange rates within our customer contracts. Historically, foreign currency gains and losses have not had a significant impact on our results of operations or financial position. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if the volume of our business transacted in foreign currencies increases.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On April 5, 2002, we sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, we filed a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002 to register the resale of such shares. The Form S-3 was deemed effective on May 15, 2002. On April 5, 2002, we utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy remaining obligations due to certain former employees of Check Solutions, with the remainder being used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
Number Exhibit Description
(b)	Reports on Form 8-K
We filed the following Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended April 30, 2002:
(i) A current report on Form 8-K dated April 5, 2002 was filed with Securities and Exchange Commission April 8, 2002.
(ii) A current report on Form 8-K dated April 18, 2002 was filed with Securities and Exchange Commission April 18, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr. Chairman of the Board and Chief Executive Officer	Date: June 13, 2002
By:	/s/ TERRY L. GAGE Terry L. Gage Executive Vice President and Chief Financial Officer	Date: June 13, 2002