Form 10-Q
period 2002-07-31
CARREKER CORP
filed 2002-09-13
CIK 1057709

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2002.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission file number 0-24201

Carreker Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1622836 (IRS Employer Identification No.)
4055 Valley View Lane, #1000 Dallas, Texas (Address of principal executive office)	75244 (Zip Code)

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

        Common Stock, $.01 par value—23,541,076 shares as of August 31, 2002.

CARREKER CORPORATION

PART I: FINANCIAL INFORMATION

        Item 1. Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

ASSETS

	July 31, 2002	January 31, 2002
Current assets
Cash and cash equivalents	$33,990	$25,674
Accounts receivable, net of allowance of $1,708 and $2,367 at July 31, 2002 and January 31, 2002, respectively	50,320	69,730
Federal income tax receivable	6,950	4,823
Prepaid software royalties	368	368
Prepaid expenses and other current assets	3,630	3,281
Deferred income taxes	867	816

Total current assets	96,125	104,692
Property and equipment, net of accumulated depreciation of $12,773 and $10,682 at July 31, 2002 and January 31, 2002, respectively	9,269	10,384
Capitalized software costs, net of accumulated amortization of $8,495 and $7,676 at July 31, 2002 and January 31, 2002, respectively	3,540	4,254
Acquired developed technology, net of accumulated amortization of $4,807 and $2,746 at July 31, 2002 and January 31, 2002, respectively	19,393	21,454
Goodwill, net of accumulated amortization of $3,641 at July 31, 2002 and January 31, 2002	69,996	69,996
Customer relationships, net of accumulated amortization of $1,633 and $933 at July 31, 2002 and January 31, 2002, respectively	6,767	7,467
Deferred loan costs, net of accumulated amortization of $460 and $244 at July 31, 2002 and January 31, 2002, respectively	792	1,008
Other assets	294	174

Total assets	$206,176	$219,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,738	$4,281
Accrued compensation and benefits	8,399	19,775
Other accrued expenses	3,226	6,218
Deferred revenue	36,824	39,434
Accrued merger and restructuring costs	6,018	11,250

Total current liabilities	57,205	80,958
Long-term debt	35,000	44,000
Deferred income taxes	867	816
Deferred revenue	1,392	1,436

Total liabilities	94,464	127,210

Stockholders' equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 23,568 and 21,924 shares issued at July 31, 2002 and January 31, 2002, respectively	236	219
Additional paid-in capital	105,445	93,680
Retained earnings (deficit)	6,546	(1,165)
Less treasury stock, at cost: 27 common shares at July 31, 2002 and January 31, 2002, respectively	(515)	(515)

Total stockholders' equity	111,712	92,219

Total liabilities and stockholders' equity	$206,176	$219,429

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues:
Consulting fees	$12,946	$10,655	$22,041	$25,500
Software license fees	7,864	12,057	17,202	17,292
Software maintenance fees	11,047	6,437	21,082	9,633
Software implementation fees	5,526	4,703	12,271	6,831
Out-of-pocket expense reimbursements	1,670	2,231	4,338	5,292

Total revenues	39,053	36,083	76,934	64,548
Cost of revenues:
Consulting fees	7,397	8,974	14,650	19,069
Software license fees	1,661	1,737	3,649	2,876
Write-off of capitalized software costs	—	2,819	—	2,819
Software maintenance fees	2,072	1,745	4,366	2,941
Software implementation fees	3,901	3,412	8,260	5,137
Out-of-pocket expense reimbursements	1,939	2,999	4,275	6,109

Total cost of revenues	16,970	21,686	35,200	38,951

Gross profit	22,083	14,397	41,734	25,597
Operating costs and expenses:
Selling, general and administrative	14,195	14,091	28,601	23,028
Research and development	2,447	2,009	4,725	2,876
Amortization of intangible assets	350	1,142	700	1,142
Merger-related costs	—	15,596	—	15,596

Total operating costs and expenses	16,992	32,838	34,026	42,642

Income (loss) from operations	5,091	(18,441)	7,708	(17,045)
Other income (expense):
Interest income	125	568	192	1,338
Interest (expense)	(696)	(520)	(1,480)	(626)
Other income (expense):	(49)	(84)	38	(62)

Total other income (expense)	(620)	(36)	(1,250)	650
Income (loss) before provision (benefit) for income taxes	4,471	(18,477)	6,458	(16,395)
Provision (benefit) for income taxes	447	(6,836)	(1,253)	(6,066)

Net income (loss)	$4,024	$(11,641)	$7,711	$(10,329)

Basic earnings (loss) per share	$0.17	$(0.53)	$0.34	$(0.47)

Diluted earnings (loss) per share	$0.17	$(0.53)	$0.33	$(0.47)

Shares used in computing basic earnings per share	23,397	21,863	22,850	21,813
Shares used in computing diluted earnings per share	24,005	21,863	23,351	21,813

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings (Deficit)			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2002	21,924	$219	$93,680	$(1,165)	27	$(515)	$92,219
Other	—	—	—	—	—	(4)	(4)
Issuance of shares of common stock upon exercises of stock options	99	1	653	—	—	—	654
Tax benefit from exercises of stock options	—	—	218	—	—	—	218
Sale of common stock	1,282	13	9,310	—	—	—	9,323
Net income	—	—	—	3,687	—	—	3,687

Balance at April 30, 2002	23,305	233	103,861	2,522	27	(519)	106,097
Other	—	—	—	—	—	4	4
Issuance of shares of common stock upon exercises of stock options	263	3	1,584	—	—	—	1,587
Net income	—	—	—	4,024	—	—	4,024

Balance at July 31, 2002	23,568	$236	$105,445	$6,546	27	$(515)	$111,712

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Operating Activities:
Net income (loss)	$4,024	$(11,641)	$7,711	$(10,329)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,133	936	2,341	1,604
Amortization of capitalized software costs and acquired developed technology	1,514	1,425	2,880	2,493
Amortization of goodwill and customer relationships	350	1,142	700	1,142
Compensation earned under employee/director stock option plan	—	19	—	37
Tax benefit from exercises of stock options	—	491	218	1,445
Deferred income taxes	—	(4,942)	—	(4,592)
Non-cash portion of merger-related costs	—	15,122	—	15,122
Write-off capitalized software costs	—	2,819	—	2,819
Provision for doubtful accounts	376	639	516	826
Amortization of software royalties	—	88	—	88
Amortization of deferred loan costs	108	43	216	43
Loss on sale of asset	1	9	1	9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,479	1,723	18,363	(1,430)
Prepaid expenses and other assets	125	(614)	(41)	(2,782)
Prepayment of software royalties	—	(3,029)	—	(9,000)
Accounts payable and accrued expenses	(3,694)	(1,568)	(20,467)	(1,430)
Income taxes payable/receivable	28	(2,543)	(2,128)	(3,349)
Deferred revenue	(1,985)	1,881	(2,657)	1,619

Net cash provided by (used in) operating activities	11,459	2,000	7,653	(5,665)
Investing Activities:
Sales and maturities of short-term investments	—	13,581	—	15,407
Acquisitions, net of cash acquired	—	(77,849)	—	(77,849)
Purchases of property and equipment	(782)	(1,169)	(1,798)	(2,145)
Computer software costs capitalized	—	(1,522)	(103)	(3,164)
Proceeds from disposition of assets	—	22	—	22

Net cash used in investing activities	(782)	(66,937)	(1,901)	(67,729)
Financing Activities:
Purchases of treasury stock	4	(1)	—	(1)
Proceeds from issuance of long-term debt	—	45,000	—	45,000
Payments on long-term debt	(6,500)	—	(9,000)	—
Payment of deferred loan costs	—	(838)	—	(838)
Proceeds from exercises of stock options	1,587	381	2,241	1,079
Proceeds from sale of common stock	—	—	9,323	—
Payments on notes payable	—	(293)	—	(580)

Net cash provided by (used in) financing activities	(4,909)	44,249	2,564	44,660

Net increase (decrease) in cash and cash equivalents	5,768	(20,688)	8,316	(28,734)
Cash and cash equivalents at beginning of period	28,222	55,052	25,674	63,098

Cash and cash equivalents at end of period	$33,990	$34,364	$33,990	$34,364

Supplemental disclosures of cash flow information:
Cash paid for interest	$611	$179	$1,229	$235

Cash paid for income taxes, net	$418	$196	$656	$422

See accompanying notes.

CARREKER CORPORATION

Notes to Condensed Consolidated Unaudited Financial Statements
for the three and six months ended July 31, 2002 and 2001

1. Description of Business

        Carreker Corporation ("the Company") is a leading provider of consulting and software solutions to the banking industry. The Company's solutions include comprehensive service offerings coupled with a broad array of proprietary software products, which have been designed to address the unique requirements of the banking industry. These solutions are designed to improve the competitiveness of a bank's financial performance and operations.

2. Summary of Significant Accounting Procedures

  Principles of Consolidation and Presentation

        The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations, for the three and six months ended July 31, 2002, are not necessarily indicative of full-year results.

        These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair representation of financial results for the interim periods presented.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Upon adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets on February 1, 2002, the Company reclassified a $5.0 million (net) assembled workforce intangible to goodwill and ceased amortization, see "Recently Issued Accounting Standards" below. The Company reclassified the January 31, 2002 balance sheet to conform with this presentation.

        Upon adoption of the FASB announcement, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred on February 1, 2002, the Company characterized reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Prior to February 1, 2002, the Company netted reimbursements received for out-of-pocket expenses against the related expenses in the statement of operations. See "Recently Issued Accounting Standards" below. The Company reclassified the statement of operations for the three and six months ended July 31, 2001, to conform with this presentation.

        Historically, uncollected invoices for maintenance services within our Check Solutions subsidiary were eliminated from both the accounts receivable and deferred revenue accounts. To be consistent with current industry practice and trends, these invoices which totaled $3.2 million and $10.9 million, were included in the accounts receivable and deferred revenue accounts at July 31, 2002 and January 31, 2002, respectively.

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

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents primarily consist of demand deposit accounts and shares in a demand money market account comprised of domestic and foreign commercial paper, certificates of deposit and U.S. government obligations that are maintained with nationally recognized financial institutions.

  Accounts Receivable

        A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic banks, which gives rise to a concentration of credit risk in receivables. Because the Company's accounts receivable typically are unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer's ability to pay, as well as the age of receivables. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company's products and services, the Company sets up a specific reserve in an amount determined appropriate for the perceived risk. Most of the Company's contracts include multiple-payment milestones, which may extend up to one year from the contract date. The provision for doubtful accounts during the three months ended July 31, 2002 and 2001 were $376,000 and $639,000, respectively. The provision for doubtful accounts during the six months ended July 31, 2002 and 2001 were $516,000 and $826,000, respectively.

        Accounts receivable include unbilled amounts that generally represent receivables for work performed and are billed after the end of the period, or contracts which contain future, multiple-payment milestones and have not been presented to the customers upon mutual agreement. These receivables are generally billed and collected within one year of completion of the service. Accounts receivable include $23.6 million and $21.0 million of unbilled receivables at July 31, 2002 and January 31, 2002, respectively.

        The fair value of accounts receivable approximates the carrying amount of accounts receivable.

  Investment in Affiliate

        The Company's investment in affiliate consists of a 25% interest in Cash Services Australia Pty, Ltd. ("CSA"), an Australian provider of cash transportation services. Under terms established with the formation of CSA in May 2002, the Company transferred a 75% interest in CSA to three Australian banks. Prior to May 2002, CSA was a 100% owned consolidated subsidiary. This transaction did not have an effect on the consolidated statement of operations for the three months ended July 31, 2002. Subsequent to this transaction, the Company began to account for this investment using the equity method.

        During the three months ended July 31, 2002, the Company recognized $179,000 of consulting services and $291,000 of maintenance services provided by CSA to the three Australian banks that had previously been deferred, as payment terms were not deemed fixed and determinable.

        The Company's equity investment of approximately $112,000 in CSA is contained in "Other assets" and an unsecured advance of approximately $338,000 is carried in "Prepaid expenses and other current assets" in the accompanying condensed consolidated balance sheet.

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

	July 31, 2002	January 31, 2002
Furniture	$5,046	$5,035
Equipment and software	15,986	15,038
Leasehold improvements	1,010	993

Total cost	22,042	21,066
Less accumulated depreciation and amortization	(12,773)	(10,682)

Net property and equipment	$9,269	$10,384

        The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). The Company capitalizes costs of consultants, as well as payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included in "Equipment and Software". Costs incurred during preliminary project and post-implementation stages are charged to expense.

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

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future discounted cash flows expected to be generated by the asset or business unit. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. The assessment of recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. See "Recently Issued Accounting Standards" below.

  Software Costs Capitalized and Acquired Developed Technology

        Software costs capitalized include developed technology acquired in acquisitions and costs incurred by the Company in developing its products which qualify for capitalization. The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company did not capitalize any software costs or acquired developed technology for the three months ended July 31, 2002. The Company capitalized $25.7 million of software costs and acquired developed technology during the three months ended July 31, 2001. The Company capitalized $103,000 of software costs and acquired developed technology during the six months ended July 31, 2002. The Company capitalized $27.4 million of software costs and acquired developed technology during the six months ended July 31, 2001. The Company recorded amortization related to capitalized software costs and acquired developed technology of $1.5 million and $1.4 million for the three months ended July 31, 2002 and 2001, respectively. The Company recorded amortization related to capitalized software costs and acquired developed technology of $2.9 million and $2.5 million during the six months ended July 31, 2002 and 2001, respectively.

  Revenue Recognition

        Consulting Fees.    The Company employs three primary pricing methods in connection with the delivery of consulting services. First, the Company may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues paid on a percentage-of-completion basis. The Company believes that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of the solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of the solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for the Company to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to the Company, during the third quarter of fiscal 2001, the Company began to offer payment terms which extend beyond 12 months. When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months and it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. Under this approach, upon contract signing, a completed backlog of revenue is established which is incrementally recognized as revenue over future quarters as amounts become due and payable under the agreement. When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer.

        The Company typically must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the bank will purchase the solutions. The Company expects that value-priced contracts will continue to account for a large percentage of our revenues in the future. As a consequence of the use of value-priced contracts and due to the revenue recognition policy associated with those contracts, the Company's results of operations will likely fluctuate significantly from period to period.

        Regardless of the pricing method employed by the Company in a given contract, the Company is typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers. Historically, expenses have been netted against reimbursements for consolidated financial statement reporting purposes. Beginning February 1, 2002, the Company began to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the consolidated statement of operations in accordance with a recent FASB announcement, see "Recently Issued Accounting Standards" below. All comparative prior periods have been adjusted to reflect this change.

        Software License Fees.    In the event that a software license is sold either together with consulting services or on a stand-alone basis, the Company is usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed twelve months. The Company recognizes software license revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Under SOP 97-2, the Company recognizes software license revenues upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management.

        Although substantially all of the Company's current software licenses provide for a fixed-price license fee, some licenses provide for the customer to pay a monthly license fee based on actual use of the software product. The license fees earned by the Company under these arrangements will vary based on the actual amount of use by the customer. Revenue under these arrangements is recognized on a monthly basis as earned.

        Software Maintenance Fees.    In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from the Company also purchase software maintenance services, which typically are renewed annually. The Company charges an annual maintenance fee, which is usually a percentage of the initial software license fee. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and the Company recognizes these revenues ratably over the term of the related contract.

        Software Implementation Fees.    In connection with the sale of a software license, a customer may elect to purchase software implementation services, including software enhancements and other software support services. Most of the customers that purchase software licenses from the Company also purchase software implementation services. The Company prices our implementation services on a time-and-materials or on a fixed-price basis, and the Company recognizes the related revenues as services are performed.

        Revenues for agreements that include one or more elements to be delivered at a future date are recognized based on the relative fair value of those elements determined using vendor-specific objective evidence. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered or their fair values have been determined.

        During the three months ended July 31, 2002, the Company adjusted revenue, on a percentage-of-completion basis, for a long-term fixed price implementation project that favorably impacted current quarter revenues in the amount of $375,000.

  Royalties

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30%. Approximately $188,000 and $311,000 of royalty expense was recorded under these agreements for the three months ended July 31, 2002 and 2001, respectively, and $846,000 and $429,000 for the six months ended July 31, 2002 and 2001, respectively. Royalty expense is included as a component of the cost of software licenses in the accompanying consolidated statements of operations.

  Deferred Revenue

        Deferred revenue principally represents amounts prepaid by customers under annual maintenance contracts and also represents prepayments for consulting and software licensing for which completion of contractual terms or delivery of the software has not occurred. Long-term deferred revenue represents amounts received for maintenance to be provided beginning in periods on or after August 1, 2003.

  Research and Development Costs

        Research and development costs, that are not subject to capitalization under Statement of Financial Accounting Standards No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications and sustaining maintenance activities.

  Earnings Per Share

        Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options (using the treasury stock method).

  Stock-Based Compensation

        The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and the Financial Accounting Standards Board Statement ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") (an Interpretation of APB Opinion No. 25).

  Risks and Uncertainties

        The Company's future results of operations and financial condition could be impacted by several factors, including: dependence on the banking industry, customer concentration, indebtedness, fluctuations in operating results, eligibility of shares for sale in the market, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to gain market acceptance, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, ability to attract and retain qualified personnel, competition, potential strategic alliances and acquisitions, proprietary rights, claims and legal proceedings, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets. Negative trends in the Company's operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair the Company's liquidity. See description of the Company's revolving credit agreement and related financial covenants in Note 5.

  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning February 1, 2002. Upon adoption, the Company reclassified a $5.0 million (net) assembled workforce intangible to goodwill and ceased amortization. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $5.5 million ($0.23 per share using the dilutive number of shares at July 31, 2002) per year. During the three months ended July 31, 2002, the Company performed the initial impairment test of goodwill and indefinite lived intangible assets as of February 1, 2002, to determine if a transition impairment charge should be recognized under SFAS 142. The initial impairment analysis did not result in any write-down of the intangible assets and goodwill.

        The assessment of goodwill impairment in the future will be impacted if projected future operating cash flows of the reporting unit are not achieved, resulting in decreases in the related estimated fair market values. All goodwill and intangible assets with indefinite lives relate to the Company's acquisition of Check Solutions Company (see Note 3), which closed on June 6, 2001. All goodwill and intangible assets with indefinite lives are included as a component of the Global Technology Solutions business segment.

        In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no effect on the earnings and financial position of the Company related to the adoption of SFAS No. 144.

        In November 2001, the FASB issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (the "Announcement"). The Announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Prior to February 1, 2002, the Company netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement has been applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. The Company adopted the Announcement beginning February 1, 2002, and reclassified prior comparative financial statements.

        The Announcement will have no effect on net income, but the revised revenues, cost of revenues, and gross margin percentage for the affected quarters are (in thousands):

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

3. Business Combinations

        On June 6, 2001, the Company completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"), for $110.2 million in cash, plus an additional $2.0 million of direct acquisition costs. Check Solutions is a check and image processing software and installation business that services the payment-processing sector of the financial industry. Check Solutions expands our suite of software products and strengthens our software development management capabilities. The operating results of Check Solutions are reported in the Business Segment and Revenue Concentration footnote in the Global Technology Solutions segment. The Company funded the acquisition with $65.2 million in cash and funded the remaining $45.0 million from proceeds under the revolving credit agreement as described in Note 5.

        The acquisition was accounted for by the purchase method of accounting, and accordingly, the statements of operations include the results of Check Solutions beginning June 6, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values determined by the Company's management, based on information currently available and on current assumptions about future operations.

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

        Effective February 1, 2002, the Goodwill and the Assembled workforce intangible are no longer being amortized but are subject to annual impairment testing. See "Recently Issued Accounting Standards".

        In connection with the acquisition of Check Solutions, a portion of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The $2.3 million attributed to IPR&D was expensed on the date of the acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative future use.

        The following unaudited pro forma financial information for the three and six months ended July 31, 2001, assumes the Check Solutions acquisition occurred at the beginning of the respective periods (in thousands, except per share data).

	Three Months Ended July 31, 2001	Six Months Ended July 31, 2001
Revenue	$ 39,246	$ 79,750
Net income (loss)	(12,784)	(13,407)
Basic earnings (loss) per share	(0.59)	(0.62)
Diluted earnings (loss) per share	(0.59)	(0.62)

        The unaudited pro forma financial information for the three months ended July 31, 2001, combines the Company's historical statement of operations for the three months ended July 31, 2001, which includes Check Solutions since the acquisition date of June 6, 2001, with Check Solutions' historical statement of operations for the month ended May 31, 2001. The unaudited pro forma financial information for the six months ended July 31, 2001, combines the Company's historical statement of operations for the six months ended July 31, 2001, which includes Check Solutions since the acquisition date of June 6, 2001, with Check Solutions' historical statement of operations for the four months ended May 31, 2001.

        The pro-forma information reflects adjustments for amortization of acquired software costs, customer relationship intangible asset, goodwill, the assembled workforce intangible, additional interest expense and amortization of deferred loan costs related to the new credit agreement, a reduction in interest income, and the income tax impact of these adjustments.

        The unaudited pro forma financial information has been prepared for only comparative purposes and is not necessarily indicative of the results of operations that may occur in the future or what would have occurred had the acquisition of Check Solutions been effected on the dates indicated.

4. Goodwill and Intangible Assets

        Amortization expense on intangible assets was $350,000 and $1.1 million for the three months ended July 31, 2002 and 2001, respectively, and $700,000 and $1.1 million for the six months ended July 31, 2002 and 2001, respectively.

        The Company has applied the new rules on accounting for goodwill and other intangible assets beginning February 1, 2002. With the application of the nonamortization provisions of SFAS No. 142, the Company ceased amortization of goodwill and the assembled workforce intangible as of February 1, 2002. The following table presents the quarterly results of the Company on a comparative basis assuming the nonamortization provisions of SFAS No. 142 were effective February 1, 2001 (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net income (loss)	$4,024	$(11,641)	$7,711	$(10,329)
Goodwill and assembled workforce amortization	—	909	—	909

Adjusted net income (loss)	$4,024	$(10,732)	$7,711	$(9,420)

Basic earnings (loss) per share	$0.17	$(0.53)	$0.34	$(0.47)
Goodwill and assembled workforce amortization per share	—	0.04	—	0.04

Adjusted basic earnings (loss) per share	$0.17	$(0.49)	$0.34	$(0.43)

Diluted earnings (loss) per share	$0.17	$(0.53)	$0.33	$(0.47)
Goodwill and assembled workforce amortization per share	—	0.04	—	0.04

Adjusted diluted earnings (loss) per share	$0.17	$(0.49)	$0.33	$(0.43)

        The following table sets forth the estimated amortization expense of intangible assets for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2003	$1,400
2004	1,400
2005	1,400
2006	1,400
2007 and thereafter	1,867

5. Revolving Credit Agreement

        On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million. All outstanding borrowings are due June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), or LIBOR plus a margin equal to 1.50% to 2.25% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.25% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Effective October 31, 2001, the Company entered into an amendment to the credit agreement to reflect the impact of the decline in recent operating results. Under the amendment, margin rates were increased on prime or federal-funds based loans to 2.00% and on LIBOR-based loans to 3.50%. Effective August 1, 2002, margins decreased to a range of 0.50% to 1.25% on prime or federal funds-based loans and to a range of 2.00% to 2.75% on LIBOR-based loans. Substantially all of the Company's assets collateralize the revolving credit agreement. Also under the amendment, certain covenants were eliminated for the period ended October 31, 2001, and future covenants were adjusted to levels the Company expects to achieve. As of July 31, 2002, the Company is in compliance with the covenants of the revolving credit agreement, as amended. The Company's ability to make additional borrowings under this revolving credit agreement through October 31, 2002, is determined by a formula based on the Company's outstanding accounts receivable. Additionally, if the Company's accounts receivable balance decreases below certain levels as defined in the revolving credit agreement, mandatory prepayments of the debt may be required. At July 31, 2002, $7.0 million of additional borrowing capacity was available to the Company.

        At July 31, 2002, the Company had $35.0 million outstanding under the agreement in connection with the acquisition of Check Solutions. At July 31, 2002, the interest rate on $25.0 million of the debt was 5.56%, the interest rate on $5.0 million of the debt was 5.38%, and the interest rate on $5.0 million of debt was 5.44%. Because the interest on the debt is variable, the carrying value approximates the fair value. Interest expense on the Revolving Credit Agreement was $583,000 and $421,000 for the three months ended July 31, 2002 and 2001, respectively and $1.2 million and $421,000 for the six months ended July 31, 2002 and 2001, respectively.

6. Common Stock Offering

        On April 5, 2002, the Company sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, the Company filed a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002, to register the resale of such shares. The Form S-3 was deemed effective on May 15, 2002. On April 5, 2002, the Company utilized the net proceeds of approximately $9.3 million received from the sale to satisfy remaining obligations due certain employees of Check Solutions described in Note 12 below, with the remainder used for working capital.

7. Provision (Benefit) for Income Taxes

        The Company has established a valuation allowance to reserve its net deferred tax assets at July 31, 2002 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), were not met.

        The net tax benefit of $1.3 million for the six months ended July 31, 2002 is a result of a $1.9 million tax benefit generated by additional tax loss carrybacks available to the Company as a result of the recently passed Job Creation and Workers Assistance Act of 2002, offset by a $647,000 provision for taxes based on an estimated annual effective tax rate of 10% for the year ending January 31, 2003. The estimated annual effective tax rate is lower than the statutory federal and state rates as a result of the carryforward of the net operating losses expected to be utilized during the year ending January 31, 2003.

8. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Basic earnings (loss) per share:
Net income (loss)	$4,024	$(11,641)	$7,711	$(10,329)

Weighted average shares outstanding	23,397	21,863	22,850	21,813

Basic earnings (loss) per share	$0.17	$(0.53)	$0.34	$(0.47)

Diluted earnings per share:
Net income (loss)	$4,024	$(11,641)	$7,711	$(10,329)

Weighted average shares outstanding	23,397	21,863	22,850	21,813
Assumed conversion of employee stock options	608	—	501	—

Shares used in diluted earnings per share calculation	24,005	21,863	23,351	21,813

Diluted earnings (loss) per share	$0.17	$(0.53)	$0.33	$(0.47)

9. Contingencies

        The Company is periodically involved in various legal actions and claims that arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10. Business Segments and Revenue Concentration

        The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Technology Solutions and Enterprise Solutions. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results include costs for research and development, as well as product royalty expense, the amortization of goodwill and intangible assets, the write-off of capitalized software costs, and merger-related costs (in thousands):

	Three Months ended July 31, 2002
	Revenue Enhancement	Global Technology Solutions	Enterprise Solutions	Corporate Unallocated	Total
Revenues:
Consulting fees	$10,724	$207	$2,015	$—	$12,946
Software license fees	221	7,643	—	—	7,864
Software maintenance fees	201	10,846	—	—	11,047
Software implementation fees	427	4,963	136	—	5,526
Out-of-pocket expense reimbursements	471	762	437	—	1,670
Intercompany revenue	—	(162)	162	—	—

Total revenues	$12,044	$24,259	$2,750	$—	$39,053

Income (loss) from operations before amortization of intangible assets	$6,106	$6,532	$(465)	$(6,732)	$5,441
Amortization of intangible assets	—	(350)	—	—	(350)

Income (loss) from operations	$6,106	$6,182	$(465)	$(6,732)	$5,091

	Three Months ended July 31, 2001
	Revenue Enhancement	Global Technology Solutions	Enterprise Solutions	Corporate Unallocated	Total
Revenues:
Consulting fees	$5,790	$402	$4,463	$—	$10,655
Software license fees	60	11,997	—	—	12,057
Software maintenance fees	—	6,437	—	—	6,437
Software implementation fees	524	4,179	—	—	4,703
Out-of-pocket expense reimbursements	596	741	894	—	2,231
Intercompany revenue	—	(32)	32	—	—

Total revenues	$6,970	$23,724	$5,389	$—	$36,083

Income (loss) from operations before amortization of intangible assets and unusual charges	$1,401	$5,980	$314	$(6,579)	$1,116
Amortization of goodwill and intangible assets	—	(1,142)	—	—	(1,142)
Write-off of capitalized software costs	—	(2,819)	—	—	(2,819)
Merger-related costs	—	(15,596)	—	—	(15,596)

Income (loss) from operations	$1,401	$(13,577)	$314	$(6,579)	$(18,441)

	Six Months ended July 31, 2002
	Revenue Enhancement	Global Technology Solutions	Enterprise Solutions	Corporate Unallocated	Total
Revenues:
Consulting fees	$18,147	$243	$3,651	$—	$22,041
Software license fees	795	16,407	—	—	17,202
Software maintenance fees	201	20,881	—	—	21,082
Software implementation fees	1,276	10,843	152	—	12,271
Out-of-pocket expense reimbursements	1,672	1,663	1,003	—	4,338
Intercompany revenue	—	(281)	281	—	—

Total revenues	$22,091	$49,756	$5,087	$—	$76,934

Income (loss) from operations before amortization of intangible assets	$10,327	$12,798	$(1,414)	$(13,303)	$8,408
Amortization of intangible assets	—	(700)	—	—	(700)

Income (loss) from operations	$10,327	$12,098	$(1,414)	$(13,303)	$7,708

	Six Months ended July 31, 2001
	Revenue Enhancement	Global Technology Solutions	Enterprise Solutions	Corporate Unallocated	Total
Revenues:
Consulting fees	$13,638	$987	$10,875	$—	$25,500
Software license fees	60	17,232	—	—	17,292
Software maintenance fees	—	9,633	—	—	9,633
Software implementation fees	524	6,307	—	—	6,831
Out-of-pocket expense reimbursements	1,373	1,613	2,306	—	5,292
Intercompany revenue	—	(32)	32	—	—

Total revenues	$15,595	$35,740	$13,213	$—	$64,548

Income (loss) from operations before amortization of intangible assets and unusual charges	$5,912	$7,290	$1,246	$(11,936)	$2,512
Amortization of goodwill and intangible assets	—	(1,142)	—	—	(1,142)
Write-off of capitalized software costs	—	(2,819)	—	—	(2,819)
Merger-related costs	—	(15,596)	—	—	(15,596)

Income (loss) from operations	$5,912	$(12,267)	$1,246	$(11,936)	$(17,045)

        The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from our largest customer and top five customers during the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Single customer	12%	20%	12%	15%
Top five customers	39%	41%	37%	41%

        The Company markets solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customer was as follows (in thousands):

	Three Months Ended
	July 31, 2002		July 31, 2001
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$31,604	85%	$26,300	78%
Europe	2,154	6	1,001	3
Australia	1,176	3	2,091	6
Canada	1,896	5	4,190	12
South Africa	491	1	—	—
Other	62	—	270	1

Total revenues	$37,383	100%	$33,852	100%

	Six Months Ended
	July 31, 2002		July 31, 2001
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$59,618	82%	$43,428	73%
Europe	4,770	7	7,898	13
Australia	2,076	3	2,743	5
Canada	2,991	4	4,879	8
South Africa	3,021	4	—	—
Other	120	—	308	1

Total revenues	$72,596	100%	$59,256	100%

11. Merger and Restructuring Charges

        In July 31, 2001, with the acquisition of Check Solutions, the Company recorded $15.6 million in merger-related costs (consisting of $11.3 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs). Additionally, during the three months ended July 31, 2001 the Company wrote-off $2.8 million of capitalized software costs. These costs are summarized below (In thousands):

	Merger-related Costs	Write-off of Capitalized Software Costs
Workforce reductions	$1,925	$—
Charges relating to CheckFlow Suite	10,833	—
In-process research and development costs	2,300	—
Facility closures	240	—
Other	298	—
Capitalized X-Port Vault product costs	—	2,819

Total	$15,596	$2,819

        Included in merger-related costs was $1.9 million of cash termination benefits associated with the separation of approximately 50 employees. Most of the affected employees left their positions by October 31, 2001.

        The Company developed the CheckFlow Suite with PegaSystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 (the "Agreement"). Pega filed suit to restrain the Company from developing, marketing, licensing, advertising, leasing or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly compete with products jointly developed under the Agreement. On August 27, 2001, the Company sent Pega notice of termination of the Agreement. That same day, the Company initiated an arbitration proceeding seeking damages for Pega's prior and material breaches of the Agreement. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under the settlement agreement, the Company agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001) which includes royalties on prior period sales of four Back Office products. Consistent with the prior Agreement, the Company continues to pay Pega royalties based on future sales of the four Back Office products through October 31, 2006.

        The charges related to CheckFlow Suite included a write-off of capitalized software costs, accounts receivable net of deferred revenue, settlements and estimated implementation costs for existing CheckFlow customers, write-off of prepaid royalties previously paid to Pega, and payments under existing work orders and other product wind-down costs.

        As described in Note 3, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which have not yet reached technological feasibility or that have no alternative future use.

        The facility closure charge includes $240,000 for office space, which will no longer be utilized as a result of the acquisition.

        There were no additional merger and restructuring charges during the three or six months ended July 31, 2002.

        The activity related to the merger and restructuring costs reserve balance during the three and six months ended July 31, 2002 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total
January 31, 2002 reserve balance	$3,542	$7,341	$367	$11,250
Cash paid	(958)	(1,655)	(61)	(2,674)

April 30, 2002 reserve balance	2,584	5,686	306	8,576
Cash paid	(833)	(1,664)	(61)	(2,558)

July 31, 2002 reserve balance	$1,751	$4,022	$245	$6,018

        During the three months ended July 31, 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on the Company's calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

12. Related Party Transactions

        In March 2001, the Company loaned $500,000 to a former officer of the Company pursuant to a Limited Recourse Promissory Note ("Note"). The principal is due in full on March 30, 2004. In January 2002, the Note was adjusted to its estimated fair value of $125,000, resulting in a charge to earnings of $375,000. During the three months ended April 30, 2002, the Note was adjusted to its estimated fair value of $25,000 resulting in an additional charge to earnings of $100,000. During the three months ended July 31, 2002, the Note was deemed worthless resulting in a charge to earnings of $25,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Risk Factors" in our Form 10-K for the fiscal year ended January 31, 2002, on file with the Securities and Exchange Commission. Such risks include, without limitation, dependence on the banking industry, customer concentration, indebtedness, fluctuations in our operating results, eligibility of shares for sale in the market, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to gain market acceptance, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, ability to attract and retain qualified personnel, competition, potential strategic alliances and acquisitions, proprietary rights, claims and legal proceedings, international operations, use of independent contractors, changing government and tax regulations, and anti-takeover provisions in our charter and impairment of goodwill or intangible assets. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in "Risk Factors" (as set forth in the aforementioned Form 10-K) and elsewhere in this report. Negative trends in our operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair our liquidity. See description of our revolving credit agreement and related financial covenants in our Notes to Condensed Consolidated Unaudited Financial Statements.

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

        We derive our revenues from consulting fees, software license fees, software maintenance fees, software implementation fees and out-of-pocket expense reimbursements. While many customer contracts provide for both the performance of consulting services and the license of related software, some customer contracts require only the performance of consulting services or only a software license (and, at the election of the customer, related implementation services and/or annual software maintenance services). We enter into these contracts with our customers on a project-by-project basis.

        We seek to establish long-term relationships with our customers that will lead to ongoing projects utilizing our solutions. We are typically retained to perform one or more discrete projects for a customer, and we use these opportunities to extend our solutions into additional areas of the customer's operations. To this end, a significant portion of our current revenues is derived from customers who were customers in prior years, and we are, therefore, dependent to a significant degree on our ability to maintain our existing relationships with these customers.

Products and Services

        We offer a wide range of solutions that enable banks to identify and implement e-finance solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. By combining our consulting services with our proprietary technology applications, we help banks improve their current operations and provide access to the benefits of the Internet economy. Our offerings, uniquely tailored to the needs of the banking industry, fall into three complementary groups. Through these groups, Revenue Enhancement, Global Technology Solutions and Enterprise Solutions, we believe we offer products and services that, when combined, deliver optimal benefits to our customers. During the three months ended July 31, 2001, we combined the Cash Solutions group, the Payment Solutions group and Check Solutions, to form the Global Technology Solutions group reflecting the common thread of technology between these activities.

        Revenue Enhancement.    Revenue Enhancement consulting services enable banks to improve workflows, internal operational processes and customer pricing structures.

Solution	Description	Products Offered
Revenue Enhancement	Provides consulting services that assess the existing policies and procedures of banks to increase their revenue streams and reduce interest and operating expenses. These assessments generally focus on a variety of a bank's operations, including deposits, treasury management, commercial lending, credit cards, automobile finance, mortgage and other consumer lending operations. Revenue Enhancement engagements typically take two to seven months to complete and we believe are relatively nonintrusive to the client.	Revenue Enhancement Consulting and Methodology, Celerity
CVM/EnAct
	CVM/EnAct is a customer relationship management software methodology. CVM/EnAct enables companies to focus their resources on customers who represent the highest potential value, and then drive customer interactions consistently across every customer channel to increase profitability of a customer base.	CVM/EnAct Methodology, Consulting and Technology

        Global Technology Solutions.    Global Technology Solutions addresses the needs of critical functions of banks. These functions include presentment of checks in paper and electronic form, determination of the availability of funds, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research) and correcting any errors that are discovered (adjustments). Global Technology Solutions approaches these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. Another specific area that Global Technology Solutions specializes in is optimizing the inventory management of a bank's cash-on-hand, including managing how much is needed, when it is needed and where it is needed. We believe our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of cash in ATMs. Specific solutions within this group include:

Solution	Description	Products Offered
Fraud Mitigation	Provides effective fraud detection and management software featuring automated approaches to solving the growing problem of fraudulent financial transactions, including bad checks drawn on banks for payment, fraudulent items deposited with banks for credit and check kiting.	FraudLink On-us, FraudLink Deposit, FraudLink Kite, FraudLink PositivePay, FraudLink eTracker, FraudLink PC, CORE
Back Office	Brings new efficiencies to back-office operations through the use of state-of-the-art image and workflow technologies.	Adjustments/Express, Exceptions/Express, Input/Express, Inbound Returns/Express, Image Bulk-File and Fine Sort
Remittance	Provides both a host-based and client/server-based platform for processing Retail and Wholesale remittance transactions.	NeXGen Remittance
Check Capture	Offers an extensive array of enhancement products that add flexibility and usability to IBM's Check Processing Control System (CPCS) and the 3890/XP series of reader/sorters.	Image Processor 2, Conventional Capture, CPCS Enhancements, XP/Productivity Tools, Platform Emulation
Image Capture	Provides products and services related to check image capture, storage, delivery and their related applications.	ALS, Image Statements, Net Deliver/Reject Repair, RECO, Image POD, Image Delivery, Image Enhancements

Solution	Description	Products Offered
Archive Management	Provides comprehensive array of check image archive management products that may be tailored to a bank's unique requirements based on their operational environments and volumes.	Check Image Archive AIX, Check Image Archive MVS, Check Image Archive Load
Global Tracking
	Offers an automated track and trace system designed to monitor items from the time they enter a bank's processing stream to final disposition, enabling a bank to improve labor productivity by channeling resources.	Receive Sentry
eMetrics	Focuses on performance-measurement by using historical data to generate key performance indicators, item processing volume data, productivity statistics and quality control benchmarks.	eiLumen, eiPerform, eiStats, eiMicr, eiQuality
Electronic Check Presentment
	Enables banks to transition from paper-based to electronic payment systems by automating key elements of the processing stream, as well as improving a bank's yield from float management. The aim of this product and service is to reduce and eventually eliminate the movement of paper payment instruments through the system, automate error-prone payment processing functions, consolidate payment information and provide a measure of fraud prevention.	CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Management, Cnotes
Float Management
	Focuses on funding requirements and overall profitability by properly managing a bank's float through float analysis, pricing and a comprehensive consulting practice to improve profitability, reporting, workflow and check-clearing operations. It provides critical activity summaries, aids in creating multiple availability and pricing schedules, as well as pinpointing the cost/profitability of any transaction or relationship.	Float Analysis System, Float Pricing System, Consulting

Solution	Description	Products Offered
ATM Solutions	Advances ATM monitoring and management through the use of Internet connectivity to provide electronic notification of cash and/or servicing needs. Scalable to the largest ATM networks, it forecasts cash and servicing needs, dispatches vendors for cash replenishment and maintenance services, records completed work and reconciles vendor invoices, all via an electronic communication infrastructure.	eiManager, eiGateway
Cash Solutions
	Reduces the amount of nonearning assets required in reserve accounts and as cash-on-hand to meet operating needs. Using both technology and process reengineering, it provides management tools for forecasting, tracking and optimizing a bank's inventory of currency. This group of solutions frees underutilized money for more productive uses.	iCom, Reserve Link, Reserve LinkPlus
Logistics
	Reduces banks' armored car transportation costs to move cash between locations and replenish ATMs. It optimizes armored car utilization based on ATM locations and usage, route structures and delivery frequency, as well as ATM deposit processing requirements.	Consulting Services

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

Solution	Description	Products Offered
Enterprise Solutions	Offers customized, bank-wide conversions, consolidation and integration consulting solutions in areas beyond payments systems, including consulting and project management services and IT consulting for various projects.	Project Management, eSolutions, Integration, Process Optimization, Line of Business Consulting
Expense reduction processes are optimization strategies to help banks reduce operation expenses.
Strategic Services	Assists customers in planning and implementing a total e-finance and payment strategy.	e-Vision Consulting, Strategy Consulting, Shared Services Consulting

Results of Operations

        For the periods indicated, the following table sets forth the percentage that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues:
Consulting fees	33.1%	29.5%	28.6%	39.5%
Software license fees	20.1	33.4	22.4	26.8
Software maintenance fees	28.3	17.9	27.4	14.9
Software implementation fees	14.2	13.0	16.0	10.6
Out-of-pocket expense reimbursements	4.3	6.2	5.6	8.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Consulting fees	18.9	24.9	19.1	29.4
Software license fees	4.3	4.8	4.7	4.4
Write-off capitalized software costs	—	7.8	—	4.4
Software maintenance fees	5.3	4.8	5.7	4.6
Software implementation fees	10.0	9.5	10.7	8.0
Out-of-pocket expense reimbursements	5.0	8.3	5.6	9.5

Total cost of revenues	43.5	60.1	45.8	60.3

Gross profit	56.5	39.9	54.2	39.7
Operating costs and expenses:
Selling, general and administrative	36.3	39.1	37.2	35.7
Research and development	6.3	5.6	6.1	4.5
Amortization of intangible assets	0.9	3.2	0.9	1.8
Merger-related costs	—	43.1	—	24.2

Total operating costs and expenses	43.5	91.0	44.2	66.1
Income (loss) from operations	13.0	(51.1)	10.0	(26.4)
Other income (expense)	(1.5)	(0.1)	(1.6)	1.0

Income (loss) before provision (benefit) for income taxes	11.5	(50.2)	8.4	(25.4)
Provision (benefit) for income taxes	1.2	(18.9)	(1.6)	(9.4)

Net income (loss)	10.3%	(32.3)%	10.0%	(16.0)%

        For the periods indicated, the following table sets forth the selected items comprising cost of revenues as a percentage of the revenues generated by that category of our operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Cost of revenues:
Consulting fees	57.1%	84.2%	66.5%	74.8%
Software license fees	21.1	14.4	21.2	16.6
Software maintenance fees	18.8	27.1	20.7	30.5
Software implementation fees	70.6	72.5	67.3	75.2
Out-of-pocket expense reimbursements	116.1	134.4	98.5	115.4

        Revenues:    Our total revenues increased by $3.0 million, or 8%, to $39.1 million for the three months ended July 31, 2002, from $36.1 million for the three months ended July 31, 2001 and by $12.4 million, or 19%, to $76.9 million for the six months ended July 31, 2002, from $64.5 million for the six months ended July 31, 2001. Quarter-over-quarter revenue growth was driven by a 73% increase in our Revenue Enhancement business segment, offset by a 49% decrease within our Enterprise Solutions business segment. The Global Technology Solutions business segment reflected modest growth of 2%. On a year-to-date basis, revenue growth has been driven by a 42% increase within Revenue Enhancement and a 39% increase within Global Technology Solutions, offset by a 62% decrease within Enterprise Solutions over prior year levels. Revenue Enhancement growth has been driven by an increased number of engagements, especially follow-on engagements with past Revenue Enhancement customers. The increases within Global Technology Solutions is a primary result of the acquisition of Check Solutions on June 6, 2001 and the increased maintenance revenue in the 2002 reporting periods. The decline in our Enterprise Solutions business segment is a result of a recessionary economy in calendar 2001 and 2002, which slowed the demand for IT consulting services and lowered the number of financial institutions that are merging or consolidating.

        Consulting Fees:    Revenues from consulting fees increased by $2.2 million, or 22%, to $12.9 million for the three months ended July 31, 2002, from $10.7 million for the three months ended July 31, 2001. Consulting fees have decreased by $3.5 million, or 14% to $22.0 million for the six months ended July 31, 2002, from $25.5 million for the six months ended July 31, 2001. Consulting fees are primarily derived from Revenue Enhancement's value-priced engagements and from Enterprise Solutions' consolidation and integration consulting solutions. The acquisition of Check Solutions on June 6, 2001 had minimal impact on consulting fee revenue. Consulting revenue derived from our Revenue Enhancement business segment has increased due to improved focus on the pipeline of engagements since October 31, 2001. Consulting revenue from Revenue Enhancement had increased $4.9 million, or 85% quarter-over-quarter, and $4.5 million or 33% on a year-to-date basis. We have been successful in generating revenue from our existing customer base and have increased our penetration into smaller financial institutions with the introduction of our Celerity offering. Enterprise Solutions consulting revenue continues to decrease. On a quarter-over-quarter basis Enterprise Solutions consulting revenue has decreased $2.4 million, or 55%, and $7.2 million, or 66%, on a year-to-date basis. This decline reflects lower demand for IT consulting services; in addition, fewer financial institutions are merging and consolidating.

        Software License Fees:    Revenues from software license fees decreased $4.2 million, or 35%, to $7.9 million for the three months ended July 31, 2002 from $12.1 million for the three months ended July 31, 2001. Revenues from software licenses decreased $100,000, or 1%, to $17.2 million for the six months ended July 31, 2002 from $17.3 million for the six months ended July 31, 2001. The decrease in software license fees for the three months ended July 31, 2002 resulted from strong sales in the prior year period due to an unusually large, multi-product transaction recorded in the three months ended July 31, 2001. Software license fees have continued to experience delayed customer purchasing decisions, both within the United States and abroad. Approximately 50% of the software license fees in both the three and six months ended July 31, 2002 were derived from our Check Image Archive software licensed to a provider of image archive services to financial institutions.

        Software Maintenance Fees:    Revenues from software maintenance fees increased $4.6 million, or 72%, to $11.0 million for the three months ended July 31, 2002, from $6.4 million for the three months ended July 31, 2001. Software maintenance fees have increased by $11.5 million, or 119%, to $21.1 million for the six months ended July 31, 2002 from $9.6 million for the six months ended July 31, 2001. Software maintenance fees represent annually renewable product and telephone support for our software customers. The growth in maintenance is primarily the result of the Check Solutions acquisition completed June 6, 2001 resulting in only two months of maintenance from Check Solutions customers for the three and six month periods ended July 31, 2001, and net increases in software maintenance fees due to additional new software licensed since July 31, 2001. The underlying growth in maintenance, exclusive of Check Solutions, was approximately $600,000, or 17%, quarter-over-quarter and $600,000, or 9%, on a year-to-date basis. The underlying increases are due to $300,000 of maintenance revenue recognized from Cash Services Australia Pty, Ltd. that had been previously deferred, and approximately $200,000 of increased maintenance revenue from our EnAct software product.

        Software Implementation Fees:    Revenues from software implementation fees increased $800,000, or 17%, to $5.5 million for the three months ended July 31, 2002, from $4.7 million for the three months ended July 31, 2001. Revenues from software implementation fees increased $5.5 million, or 80%, to $12.3 million for the six months ended July 31, 2002, from $6.8 million for the six months ended July 31, 2001. The primary reason for the growth in software implementation fees is due to the acquisition of Check Solutions on June 6, 2001. During the three months ended July 31, 2002, we adjusted revenue accounted for on the percentage-of-completion method for a long-term fixed price implementation project that favorably impacted current quarter revenues in the amount of $375,000. The underlying software implementation fees, exclusive of Check Solutions, decreased $500,000, or 19%, on a quarter-over-quarter basis but have increased $900,000, or 18%, on a year-to-date basis. This fluctuation was a result of an increase of approximately $1.3 million of CVM/EnAct implementation revenues for the six months ended July 31, 2002. This solution was introduced in April 2001. This increase in CVM/EnAct implementation revenues was offset by decreases in our other product offerings concentrated in the three months ended July 31, 2002. Future revenues generated from software implementation fees will likely be tied to new software license fees.

        Cost of Revenues:    Our total cost of revenues was $17.0 million, or 43.5%, of total revenue for the three months ended July 31, 2002, and was $21.7 million, or 60.1% of total revenue for the three months ended July 31, 2001. Our total cost of revenues was $35.2 million, or 45.7%, of total revenue for the six months ended July 31, 2002 and was $39.0 million, or 60.3%, of total revenue for the six months ended July 31, 2001. The primary reason for the declining cost of revenues, both in absolute dollars and as a percentage of revenues, is a direct result of the cost reduction and restructuring efforts carried out in the last half of fiscal 2001. The cost reduction efforts resulted in lower personnel related costs, such as salaries and travel, along with a reduction in third-party contractors used within the Enterprise Solutions and Revenue Enhancement business segments.

        Cost of Consulting:    Our cost of consulting was $7.4 million, or 57.1%, of consulting fees for the three months ended July 31, 2002, and was $9.0 million, or 84.2% of consulting fees for the three months ended July 31, 2001. Our cost of consulting was $14.7 million, or 66.5% of consulting fees for the six months ended July 31, 2002 and was $19.1 million, or 74.8%, of consulting fees for the six months ended July 31, 2001. The decrease in the cost of consulting in absolute dollars for both the quarter-over-quarter and year-to-date periods is due to reduced personnel-related and contract labor costs through cost reduction and restructuring efforts completed in the last half of fiscal 2001. In absolute dollars, there has been little change in the costs of consulting for the three months ended July 31, 2002, as compared to the three months ended April 30, 2002. The primary reason for the decrease in cost of the consulting revenue as a percent of consulting fees is the increase in consulting fees, principally in the Revenue Enhancement business segment.

        Cost of Software Licenses:    Our cost of software licenses was $1.7 million, or 21.1%, of software license fees for the three months ended July 31, 2002, and $1.7 million, or 14.4%, of software license fees for the three months ended July 31, 2001. Our cost of software licenses was $3.6 million, or 21.2%, of software license fees for the six months ended July 31, 2002 and $2.9 million, or 16.6%, of software license fees for the six months ended July 31, 2001. Cost of software licenses consist principally of amortization of capitalized software costs, amortization of acquired developed technology and royalties payable to third parties. In absolute dollars, the increase during the year-to-date periods is primarily due to the additional amortization of the acquired technology resulting from the Check Solutions acquisition on June 6, 2001. Despite the fixed nature of approximately $1.5 million per quarter of amortization, expense costs of software licenses as a percentage of software license fees will fluctuate based on the level of software license fee revenue recognized. Additionally, in connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which our acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30%. Approximately $188,000 and $311,000 of royalty expense was recorded under these agreements for the three months ended July 31, 2002 and 2001, respectively, and $846,000 and $429,000 for the six months ended July 31, 2002 and 2001, respectively. Royalty expense is included as a component of the cost of software licenses in the accompanying consolidated statements of operations.

        Write-off of Capitalized Software Costs:    During the three months ended July 31, 2002, there were no write-off's of capitalized software costs. During the three months ended July 31, 2001, in connection with our periodic impairment review of our portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on our calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

        Cost of Software Maintenance:    Our cost of software maintenance was $2.1 million, or 18.8%, of software maintenance fees for the three months ended July 31, 2002, and $1.7 million, or 27.1%, of software maintenance fees for the three months ended July 31, 2001. Our cost of software maintenance was $4.4 million, or 20.7%, of software maintenance fees for the six months ended July 31, 2002 and $2.9 million, or 30.5%, of software maintenance fees for the six months ended July 31, 2001. The growth in the cost of software maintenance in absolute dollar terms, and the decrease of the cost of software maintenance as a percentage of software maintenance fees, is principally due to the addition of higher margin maintenance fee business from the Check Solutions acquisition in June 2001.

        Cost of Software Implementation:    Our cost of software implementation was $3.9 million, or 70.6%, of software implementation fees for the three months ended July 31, 2002 and $3.4 million, or 72.5%, of software implementation fees for the three months ended July 31, 2001. Our cost of software implementation was $8.3 million, or 67.3%, of software implementation fees for the six months ended July 31, 2002, and $5.1 million, or 75.2%, of software implementation fees for the six months ended July 31, 2001. The growth in the cost of software implementation in absolute dollar terms and the decrease in the cost of software implementation as a percentage of software implementation fees is principally due to the acquisition of Check Solutions in June 2001, and cost reduction and restructure efforts completed in the last half of fiscal 2001 to increase gross margins. The gross margins for software implementation have remained steady for the first two quarters of fiscal 2002.

        Selling, General and Administrative:    Our selling, general and administrative expenses were $14.2 million, or 36.3%, of total revenue for the three months ended July 31, 2002, and $14.1 million, or 39.1%, of total revenue for the three months ended July 31, 2001. Our selling, general and administrative expenses were $28.6 million, or 37.2%, of total revenue for the six months ended July 31, 2002, and $23.0 million, or 35.7%, of total revenue for the six months ended July 31, 2001. Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, as well as fees for professional services and other related costs, are classified within selling, general and administrative expense. The increase in selling, general and administrative expense reflects the addition of Check Solutions in June 2001, offset by decreases in the underlying selling, general and administrative costs through restructuring and cost reduction efforts carried out during the last half of fiscal 2001. Selling, general and administrative expenses have remained relatively flat in the three months ended July 31, 2002, as compared to the three months ended April 30, 2002.

        Research and Development:    Research and development costs were $2.4 million, or 6.3%, of total revenue for the three months ended July 31, 2002, and $2.0 million, or 5.6%, of total revenue for the three months ended July 31, 2001. Research and development costs were $4.7 million, or 6.1%, of total revenue for the six months ended July 31, 2002, and $2.9 million, or 4.5%, of total revenue for the six months ended July 31, 2001. As previously mentioned, the increase in the research and development costs on an absolute dollar basis is principally due to the addition of Check Solutions research and development costs in June 2001. We have continued to invest in our solutions, in support of revenue growth and quality enhancements.

        Amortization of Intangible Assets:    Our amortization of intangibles was $350,000, or 1%, of total revenue for the three months ended July 31, 2002, and $1.1 million, or 3.2%, of total revenue for the three months ended July 31, 2001. Our amortization of intangibles was $700,000, or 1%, of total revenue for the six months ended July 31, 2002, and $1.1 million, or 1.8%, of total revenue for the six months ended July 31, 2001. The amortization is a result of the recognition of amortization expense for a customer relationship intangible asset acquired in the Check Solutions acquisition. Goodwill and other intangibles with indefinite lives ceased to be amortized effective February 1, 2002, when we adopted Statement of Financial Accounting Standards No. 141 and No. 142 ("SFAS 141" and "SFAS 142"). See further discussion in Note 2 to our Condensed Consolidated Unaudited Financial Statements regarding the adoption of SFAS No. 141 and No. 142.

        Merger-related costs:    There were no additional merger-related charges during the three or six months ended July 31, 2002.

        In July 31, 2001, with the acquisition of Check Solutions, the Company recorded $15.6 million in merger-related costs (consisting of $11.3 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs). These costs are summarized below (In thousands):

Merger-related Costs
Workforce reductions	$1,925
Charges relating to CheckFlow Suite	10,833
In-process research and development costs	2,300
Facility closures	240
Other	298

Total	$15,596

        Included in merger-related costs was $1.9 million of cash termination benefits associated with the separation of approximately 50 employees. Most of the affected employees left their positions by October 31, 2001.

        We developed the CheckFlow Suite with PegaSystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 (the "Agreement"). Pega filed suit to restrain us from developing, marketing, licensing, advertising, leasing or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly compete with products jointly developed under the Agreement. On August 27, 2001, we sent Pega notice of termination of the Agreement. That same day, we initiated an arbitration proceeding seeking damages for Pega's prior and material breaches of the Agreement. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under the settlement agreement, we agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001) which includes royalties on prior period sales of four Back Office products. Consistent with the prior Agreement, we continue to pay Pega royalties based on future sales of the four Back Office products through October 31, 2006.

        The charges related to CheckFlow Suite included a write-off of capitalized software costs, accounts receivable net of deferred revenue, settlements and estimated implementation costs for existing CheckFlow customers, write-off of prepaid royalties previously paid to Pega, and payments under existing work orders and other product wind-down costs.

        As described in Note 3 to our condensed consolidated unaudited financial statements, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which have not yet reached technological feasibility or that have no alternative future use.

        The facility closure charge includes $240,000 for office space, which will no longer be utilized as a result of the acquisition.

        The activity related to the merger and restructuring costs reserve balance during the three and six months ended July 31, 2002 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total
January 31, 2002 reserve balance	$3,542	$7,341	$367	$11,250
Cash paid	(958)	(1,655)	(61)	(2,674)

April 30, 2002 reserve balance	2,584	5,686	306	8,576
Cash paid	(833)	(1,664)	(61)	(2,558)

July 31, 2002 reserve balance	$1,751	$4,022	$245	$6,018

        Interest Income:    Interest income decreased $443,000 to $125,000 for the three months ended July 31, 2002, from $568,000 for the three months ended July 31, 2001. Interest income decreased $1.1 million to $192,000 for the six months ended July 31, 2002 from $1.3 million for the six months ended July 31, 2001. Interest income declined on both a quarter-over-quarter and year-to-date basis due to the use of cash to fund approximately $65.2 million for the Check Solutions acquisition in June 2001. We expect interest income to be insignificant during fiscal 2002.

        Interest Expense:    Interest expense increased $176,000 to $696,000 for the three months ended July 31, 2002, from $520,000 for the three months ended July 31, 2001. Interest expense increased $854,000 to $1.5 million for the six months ended July 31, 2002, from $626,000 for the six months ended July 31, 2001. Interest expense increased on a quarter-over-quarter and year-to-date basis due to the borrowings under the three-year revolving credit agreement used to fund a portion of the Check Solutions acquisition in June 2001.

        Provision (Benefit) for Income Taxes:    The net tax benefit of $1.3 million for the six months ended July 31, 2002 is a result of a $1.9 million tax benefit generated by additional tax loss carrybacks available to us as a result of the recently passed Job Creation and Workers Assistance Act of 2002, offset by a $647,000 provision for taxes based on an estimated annual effective tax rate of 10% for the year ending January 31, 2003. The estimated annual effective tax rate is lower than the statutory federal and state rates as a result of the carryforward of additional net operating losses expected to be utilized during the year ending January 31, 2003.

Liquidity and Capital Resources

        At July 31, 2002, we had working capital of $38.9 million compared with $23.7 million at January 31, 2002. We had $34.0 million in cash and cash equivalents at July 31, 2002, an increase of $8.3 million from $25.7 million in cash and cash equivalents at January 31, 2002. At July 31, 2002, we had $35.0 million of long-term debt.

        Cash provided by operating activities was $7.7 million for the six months ended July 31, 2002, compared with cash used in operating activities of $5.7 million for the six months ended July 31, 2001. During the three months ended April 30, 2002, we made payments on obligations assumed in the Check Solutions acquisition. These payments were partially offset by strong collections of outstanding accounts receivable balances. During the three and six months ended July 31, 2001, we made guaranteed royalty payments to Exchange Applications, Inc of $3.0 million and $9.0 million, respectively, that negatively impacted cash flows during these periods.

        Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement and receivables for expense reimbursements. The following table contains the quarterly days sales outstanding (DSO) with a comparative column that shows DSO excluding uncollected maintenance invoices from accounts receivable.

Quarter ended	DSO	DSO excluding uncollected maintenance invoices
July 31, 2002	116	97
April 30, 2002	144	121
January 31, 2002	140	107
October 31, 2001	159	133
July 31, 2001	146	131

        DSO levels are expected to increase by approximately 15-20 days during the three months ended October 31, 2002 as the effects of accelerated payments during the three months ended July 31, 2002 diminish.

        Cash used in investing activities was $1.9 million and $67.7 million during the six months ended July 31, 2002 and 2001, respectively. This use of cash during the six months ended July 31, 2002 was primarily related to purchases of property and equipment. The use of cash in investing activities for the six months ended July 31, 2001 was due to the acquisition of Check Solutions in June 2001.

        Financing activities provided cash of $2.6 million in the six months ended July 31, 2002, and $44.7 million in the six months ended July 31, 2001. The cash provided by financing activities in the six months ended July 31, 2002, related to our common stock offering of 1,282,214 shares to a group of institutional investors in a private transaction on April 5, 2002. The net proceeds of approximately $9.3 million were used to satisfy obligations due certain employees of Check Solutions, with the remainder used for working capital. Additionally, we paid $9.0 million on our revolving credit agreement during the six months ended July 31, 2002. During the six months ended July 31, 2001, we borrowed $45.0 million related to the acquisition of Check Solutions in June 2001.

        On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to partially fund the acquisition of Check Solutions. At July 31, 2002, we had $35.0 million outstanding. All outstanding borrowings are due June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.00% to 0.75% depending on our ratio of funded debt to Earnings before Interest, Taxes Depreciation and Amortization ("EBITDA") or London Interbank Offered Rate ("LIBOR") plus a margin equal to 1.50% to 2.25% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.25% to 0.50% depending on our ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Effective October 31, 2001, we entered into an amendment to the credit agreement to reflect the impact of the decline in our operating results. Under the amendment, margin rates were increased on prime or federal funds-based loans to 2.00% and on LIBOR-based loans to 3.50%. Effective August 1, 2002, margins decreased to a range of 0.50% to 1.25% on prime or federal funds-based loans and to a range of 2.00% to 2.75% on LIBOR based loans. Substantially all of our assets collateralize this revolving credit agreement. Also under the amendment, certain covenants were adjusted to levels we expect to achieve. As of July 31, 2002, we were in compliance with the covenants of the revolving credit agreement, as amended. While there can be no assurance, we believe we will continue to meet these covenants during the year ended January 31, 2003. Any instances of non-compliance could negatively impact our liquidity.

        Our ability to make additional borrowings under this revolving credit agreement, through October 31, 2002, is limited by a formula based on our outstanding accounts receivable. Additionally, if our accounts receivable decreases below a certain level as defined in the revolving credit agreement, mandatory prepayments of the debt may be required. At July 31, 2002, $7.0 million of additional borrowing capacity was available to us under the formula.

        In the future we may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition or joint venture could decrease our working capital depending on the amount, timing and nature of the consideration to be paid.

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

  Accounting Policies

        In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use certain estimates and assumptions that affect the reported amounts and related disclosures and our estimates may vary from actual results. We consider the following four accounting policies the most important to the portrayal of our financial condition and those that require the most subjective judgment. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

  Revenue Recognition

        Consulting Fees.    We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, we are paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues paid on a percentage-of-completion basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-priced contracts are recognized when estimable. Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. These contracts typically provide for us to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, during the third quarter of fiscal 2001, we began to offer payment terms which extend beyond 12 months. When we enter into an agreement that has a significant component of the total amount payable under the agreement due beyond 12 months and it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement is recognized as payments become due and payable. Under this approach, upon contract signing a completed backlog of revenue is established that is incrementally recognized as revenue over future quarters as amounts become due and payable under the agreement. When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer.

        We typically must first commit time and resources to develop projections associated with value-priced contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the bank will purchase the solutions. We expect that value-priced contracts will continue to account for a large percentage of our revenues in the future. As a consequence of the use of value-priced contracts and due to the revenue recognition policy associated with those contracts, our results of operations will likely fluctuate significantly from period to period.

        Regardless of the pricing method employed by us in a given contract, we are typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers. Historically, expenses were netted against reimbursements for consolidated financial statement reporting purposes for fiscal 2001, 2000 and 1999. Beginning February 1, 2002, we began to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations and all comparative statements of operations have been restated to reflect this change in accordance with the recent FASB announcement. See "Recently Issued Accounting Standards".

        Software License Fees.    In the event that a software license is sold either together with consulting services or on a stand-alone basis, we are usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed 12 months. We recognize software license revenues in accordance with the American Institute of Certified Public Accountants' No. 97-2, Software Revenue Recognition ("SOP 97-2"). Under SOP 97-2, we recognize software license revenues upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, and collection is considered probable by management.

        Although substantially all of our current software licenses provide for a fixed-price license fee, some licenses instead provide for the customer to pay a monthly license fee based on the actual use of the software product. The level of license fees earned by us under this arrangement will vary based on the actual amount of use by the customer. Revenue under these arrangements is recognized on a monthly basis.

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

        Software Implementation Fees.    In connection with our sale of a software license, a customer may elect to purchase software implementation services, including software enhancements, and other software support services. Most of the customers that purchase software licenses from us also purchase software implementation services. We price our implementation services on a time-and-materials or a fixed-price basis, and we recognize the related revenues as services are performed.

        Revenues for agreements that include one or more elements to be delivered at a future date are recognized based on the relative fair value of those elements determined using vendor-specific objective evidence. If fair values have not been established for certain undelivered elements, revenue is deferred until those elements have been delivered or their fair values have been determined.

        Our contracts do not include right-of-return clauses and, as a result, we do not record a provision for returns.

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

  Software Costs Capitalized, Goodwill and Other Intangible Assets

        Software costs capitalized include developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We capitalize our software development costs, other than costs for internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS 86"). Our policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Capitalized software development costs also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detailed program design, technological feasibility is determined only after completion of a working model that has been beta tested. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years).

        Through January 31, 2002, goodwill and other intangible assets were amortized using the straight-line method over lives of 6 to 15 years. Effective February 1, 2002, goodwill and the indefinite lived intangibles were no longer amortized. See "Recently Issued Accounting Standards" below. The goodwill and intangibles with indefinite lives will be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 to determine if a transition impairment charge should be recognized under SFAS 142. The initial impairment analysis did not result in any write-down of capitalized costs.

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

  Merger and Restructuring

        During fiscal year 2001, we recorded significant reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings. No additional reserves were recorded during the three or six months ended July 31, 2002. These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning February 1, 2002. Upon adoption, we reclassified a $5.0 million (net) assembled workforce intangible to goodwill and ceased amortization. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $5.5 million ($0.23 per share using the dilutive number of shares at July 31, 2002) per year. We performed along with an outside valuation firm, the initial test of goodwill and indefinite lived intangible assets as of February 1, 2002, to determine if a transition impairment charge should be recognized under SFAS 142. The initial impairment analysis did not result in any write-down of capitalized costs.

        The assessment of goodwill impairment in the future will be impacted if projected future operating cash flows of the reporting unit are not achieved, resulting in decreases in the related estimated fair market values. All goodwill and intangibles with indefinite lives relates to our acquisition of Check Solutions Company (see Note 3), which closed on June 6, 2001. All goodwill and indefinite lived intangibles are included as a component of the Global Technology Solutions business segment.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121), requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no effect on our earnings and financial position related to the adoption of SFAS No. 144.

        In November 2001, the FASB issued an announcement on the topic of Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (the "Announcement"). The Announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Prior to February 1, 2002, we netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement has been applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the Announcement beginning February 1, 2002, and prior periods have been adjusted to reflect the change (see Note 2 in our Notes to Condensed Consolidated Unaudited Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We invest our cash in a variety of financial instruments. These investments are denominated in U.S. dollars and maintained with nationally recognized financial institutions and mutual fund companies.

        We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). We treat all of our cash equivalents and short-term investments as available-for-sale under SFAS 115.

        Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At July 31, 2002, we did not hold any fixed-rate investments.

  Interest Rate Risk

        We currently have $35.0 million outstanding under our revolving credit agreement at July 31, 2002. As described in Note 5 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate is variable. At July 31, 2002, the interest rate on $25.0 million of the debt was 5.56%, the interest rate on $5.0 million of the debt was 5.38%, and the interest rate on $5.0 million of debt was 5.44%.

        At July 31, 2002, we did not hold any fixed-rate short-term investments.

  Foreign Currency Risk

        An insignificant portion of our accounts receivable balance at July 31, 2002 was denominated in a foreign currency. Our exposure to adverse movements to foreign exchange rates is not significant. Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating foreign currency exchange rates within our customer contracts. Historically, foreign currency gains and losses have not had a significant impact on our results of operations or financial position. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Item 4. Controls and Procedures

        Not applicable.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our Annual Meeting of Stockholders held on June 25, 2002, two proposals were adopted by our stockholders: (1) the election of three directors as Class I directors for terms expiring at the Annual Meeting of Stockholders in 2005 as described in our Proxy Statement for the Annual Meeting (Messrs. John D. Carreker, Jr., James R. Erwin and Donald L. House were re-elected as directors; Messrs. James D. Carreker, James L. Fischer, Michael D. Hansen, Richard R. Lee, Jr., David K. Sias and Ronald G. Steinhart continued as directors); and (2) the ratification of the appointment of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending January 31, 2003. The number of shares cast for and against as well as the number of abstentions as to each of these matters (other than the election of directors) are as follows:

Proposal	Shares For	Shares Against	Abstentions
Ratification of accountants	11,748,102	274,503	4,250

Election of Directors	Shares For	Shares Withheld
John D. Carreker, Jr.	11,150,946	875,909
James R. Erwin	11,981,802	45,053
Donald L. House	11,935,702	91,153

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
Number Exhibit Description
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr. Chairman of the Board and Chief Executive Officer	Date: September 13, 2002
By:	/s/ TERRY L. GAGE Terry L. Gage Executive Vice President and Chief Financial Officer	Date: September 13, 2002

CERTIFICATIONS

        I, John D. Carreker, Jr., principal executive officer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Carreker Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

By:	/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

        I, Terry L. Gage, principal financial officer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Carreker Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

By:	/s/ TERRY L. GAGE Terry L. Gage Executive Vice President and Chief Financial Officer