Form 10-Q
period 2002-10-31
CARREKER CORP
filed 2003-04-30
CIK 1057709

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 2002.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .
Commission file number 0-24201

Carreker Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1622836 (IRS Employer Identification No.)
4055 Valley View Lane, #1000 Dallas, Texas (Address of principal executive office)	75244 (Zip Code)
(972) 458-1981 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value—23,547,326 shares as of April 11, 2003.

CARREKER CORPORATION

Index

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CARREKER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	October 31, 2002	January 31, 2002
		(Restated) See Note 3
ASSETS
Current assets
Cash and cash equivalents	$25,639	$25,674
Accounts receivable, net of allowance of $1,711 and $2,367 at October 31, 2002 and January 31, 2002, respectively	36,713	37,552
Federal income tax receivable	—	4,823
Prepaid software royalties	1,177	1,408
Prepaid expenses and other current assets	3,881	3,508

Total current assets	67,410	72,965
Property and equipment, net of accumulated depreciation of $13,799 and $10,682 at October 31, 2002 and January 31, 2002, respectively	9,704	10,384
Capitalized software costs, net of accumulated amortization of $8,978 and $7,676 at October 31, 2002 and January 31, 2002, respectively	3,057	4,254
Acquired developed technology, net of accumulated amortization of $5,837 and $2,746 at October 31, 2002 and January 31, 2002, respectively	18,363	21,454
Goodwill, net of accumulated amortization of $3,405 at October 31, 2002 and January 31, 2002	67,193	67,193
Customer relationships, net of accumulated amortization of $1,983 and $933 at October 31, 2002 and January 31, 2002, respectively	6,417	7,467
Deferred loan costs, net of accumulated amortization of $568 and $244 at October 31, 2002 and January 31, 2002, respectively	684	1,008
Other assets	357	174

Total assets	$173,185	$184,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,028	$4,281
Accrued compensation and benefits	7,729	19,775
Other accrued expenses	4,029	6,218
Federal income tax payable	652	—
Deferred revenue	25,504	27,311
Accrued Merger and restructuring costs	3,367	11,250

Total current liabilities	43,309	68,835
Long-term debt	28,000	44,000
Deferred revenue	1,051	1,436

Total liabilities	72,360	114,271

Contingencies
Stockholders' equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 23,574 and 21,924 shares issued at October 31, 2002 and January 31, 2002, respectively	236	219
Additional paid-in capital	105,263	93,680
Accumulated deficit	(4,159)	(22,756)
Less treasury stock, at cost: 27 common shares at October 31, 2002 and January 31, 2002	(515)	(515)

Total stockholders' equity	100,825	70,628

Total liabilities and stockholders' equity	$173,185	$184,899

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
		(Restated) See Note 3		(Restated) See Note 3
Revenues:
Consulting fees	$8,136	$7,066	$30,677	$32,566
Software license fees	6,330	6,919	32,430	15,521
Software maintenance fees	11,624	8,336	33,381	17,272
Software implementation fees	6,589	7,164	19,481	13,857
Out-of-pocket expense reimbursements	1,498	2,612	5,356	7,904

Total revenues	34,177	32,097	121,325	87,120
Cost of revenues:
Consulting fees	5,650	8,090	19,623	27,159
Software license fees	1,864	1,910	5,625	4,612
Write-off of capitalized software costs and prepaid software royalties	—	12,212	—	15,031
Software maintenance fees	2,486	2,473	7,730	5,676
Software implementation fees	4,651	5,539	14,480	11,012
Out-of-pocket expenses	1,582	3,027	5,858	9,136

Total cost of revenues	16,233	33,251	53,316	72,626

Gross profit (loss)	17,944	(1,154)	68,009	14,494
Operating costs and expenses:
Selling, general and administrative	12,573	13,186	37,977	35,339
Research and development	3,226	3,742	9,387	7,001
Amortization of goodwill and intangible assets	350	1,627	1,050	2,712
Merger, restructuring and other charges	—	4,239	—	18,707

Total operating costs and expenses	16,149	22,794	48,414	63,759

Income (loss) from operations	1,795	(23,948)	19,595	(49,265)
Other income (expense):
Interest income	138	175	331	1,513
Interest expense	(605)	(815)	(2,086)	(1,441)
Other income (expense):	53	(24)	91	(86)

Total other income (expense)	(414)	(664)	(1,664)	(14)
Income (loss) before provision (benefit) for income taxes	1,381	(24,612)	17,931	(49,279)
Provision (benefit) for income taxes	392	(284)	(666)	(1,710)

Net income (loss)	$989	$(24,328)	$18,597	$(47,569)

Basic earnings (loss) per share	$0.04	$(1.11)	$0.81	$(2.18)

Diluted earnings (loss) per share	$0.04	$(1.11)	$0.79	$(2.18)

Shares used in computing basic earnings (loss) per share	23,544	21,890	23,081	21,839
Shares used in computing diluted earnings (loss) per share	23,907	21,890	23,674	21,839

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)
(In thousands)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2002 (as reported)	21,924	$219	$93,680	$(1,165)	27	$(515)	$92,219
Cumulative affect of restatement	—	—	—	(21,591)	—	—	(21,591)

Balance at January 31, 2002 (restated)	21,924	219	93,680	(22,756)	27	(515)	70,628
Issuance of shares of common stock upon exercises of stock options	99	1	653	—	—	—	654
Sale of common stock	1,282	13	9,310	—	—	—	9,323
Other	—	—	—	—	—	(4)	(4)
Net income (restated)	—	—	—	9,691	—	—	9,691

Balance at April 30, 2002	23,305	233	103,643	(13,065)	27	(519)	90,292
Issuance of shares of common stock upon exercises of stock options	263	3	1,584	—	—	—	1,587
Other	—	—	—	—	—	4	4
Net income (restated)	—	—	—	7,917	—	—	7,917

Balance at July 31, 2002	23,568	236	105,227	(5,148)	27	(515)	99,800
Issuance of shares of common stock upon exercises of stock options	6	—	36	—	—	—	36
Net income	—	—	—	989	—	—	989

Balance at October 31, 2002	23,574	$236	$105,263	$(4,159)	27	$(515)	$100,825

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
		(Restated) See Note 3		(Restated) See Note 3
Operating Activities:
Net income (loss)	$989	$(24,328)	$18,597	$(47,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,115	1,055	3,456	2,657
Amortization of capitalized software costs and acquired developed technology	1,513	1,461	4,391	3,954
Amortization of goodwill and customer relationships	350	1,626	1,050	2,711
Compensation earned under employee/director stock option plan	—	10	—	47
Tax benefit from exercises of stock options	—	57	—	1,502
Deferred income taxes	—	—	—	48
Non-cash portion of merger-related costs	—	2,954	—	14,500
Write-off capitalized software costs and prepaid software royalties	—	12,212	—	15,031
Provision for doubtful accounts	72	202	588	1,028
Amortization of deferred loan costs	108	93	324	136
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,716)	2,042	(280)	6,174
Prepaid expenses and other assets	(457)	(794)	102	(2,952)
Prepayment of software royalties	—	(1,400)	—	(10,400)
Accounts payable and accrued expenses	(3,228)	(152)	(23,695)	(262)
Income taxes payable/receivable	7,189	(378)	5,475	(3,728)
Deferred revenue	(5,772)	(2,941)	(2,192)	2,642

Net cash provided by (used in) operating activities	163	(8,281)	7,816	(13,957)
Investing Activities:
Sales and maturities of short-term investments	—	—	—	15,407
Acquisitions, net of cash acquired	—	(202)	—	(78,051)
Purchases of property and equipment	(1,553)	(198)	(3,351)	(2,342)
Computer software costs capitalized	—	(589)	(103)	(3,753)
Proceeds from disposition of assets	3	—	3	32

Net cash used in investing activities	(1,550)	(989)	(3,451)	(68,707)
Financing Activities:
Purchases of treasury stock	—	(22)	—	(23)
Proceeds from issuance of long-term debt	—	—	—	45,000
Payments on long-term debt	(7,000)	—	(16,000)	—
Payment of deferred loan costs	—	(140)	—	(978)
Proceeds from exercises of stock options	36	75	2,277	1,154
Proceeds from sale of common stock	—	—	9,323	—
Payments on notes payable	—	(300)	—	(880)

Net cash provided by (used in) financing activities	(6,964)	(387)	(4,400)	44,273

Net decrease in cash and cash equivalents	(8,351)	(9,657)	(35)	(38,391)
Cash and cash equivalents at beginning of period	33,990	34,364	25,674	63,098

Cash and cash equivalents at end of period	$25,639	$24,707	$25,639	$24,707

Supplemental disclosures of cash flow information:
Cash paid for interest	$526	$698	$1,755	$933

Cash paid (received) for income taxes, net	$(6,796)	$37	$(6,140)	$459

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine Months Ended October 31, 2002 and 2001

1.    Description of Business

        Carreker Corporation ("the Company," "Carreker," "our," "we") provides payments-related software and consulting solutions to financial institutions and financial service providers. These solutions help the Company's customers improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and evolve toward next-generation payment practices and technologies.

2.    Summary of Significant Accounting Procedures

  Principles of Consolidation and Presentation

        The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations, for the three and nine months ended October 31, 2002, are not necessarily indicative of full-year results.

        These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair representation of financial results for the interim periods presented.

        Certain prior year amounts have been reclassified to conform to the current year presentation. For the three months ended October 31, 2001, Selling, general and administrative expenses and Software license expenses have been reduced $1.4 million and $163,000, respectively. To offset these reductions, Software maintenance expenses, Software implementation expenses and Research and development expenses have been increased $469,000, $636,000 and $501,000, respectively. For the nine months ended October 31, 2001, Selling, general and administrative expenses and Software license expenses have been reduced $2.3 million and $269,000, respectively. To offset these reductions, Software maintenance expenses, Software implementation expenses and Research and development expenses have been increased $731,000, $972,000 and $884,000, respectively. These reclassifications were made to conform the presentation of the operating activities of Check Solutions, a business acquired in June 2001, with the presentation of heritage Carreker.

        Beginning February 1, 2002, the Company began to characterize reimbursements received for out-of-pocket expenses as revenue in the consolidated statement of operations and all comparative statements of operations have been revised to reflect this change.

        Deferred revenue has been presented net of receivables for all periods presented, See Note 2.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed below, the Company makes significant estimates and assumptions in the areas of accounts receivable, impairment of intangibles, and revenue recognition. Although the Company believes that the estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to the Company's financial results.

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

  Accounts Receivable and Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places temporary cash investments with financial institutions and limits its exposure with any one financial institution.

        A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral. Because the Company's accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. To evaluate a specific customer's ability to pay, the Company analyzes financial statements, payment history, and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company's products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk. Most of the Company's contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue.

        The fair value of accounts receivable approximates the carrying amount of accounts receivable.

        Accounts receivable, net of allowances, consist of the following (in thousands):

	October 31, 2002	January 31, 2002
		(Restated)
Gross accounts receivable	$60,466	$66,611
Less deferred revenue	(22,042)	(26,692)
Less allowance for doubtful accounts	(1,711)	(2,367)

Net accounts receivable	$36,713	$37,552

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

Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the respective useful lives of the assets. The components of property and equipment are as follows (in thousands):

	October 31, 2002	January 31, 2002
Furniture	$5,054	$5,035
Equipment and software	17,283	15,038
Leasehold improvements	1,166	993

Total cost	23,503	21,066
Less accumulated depreciation and amortization	(13,799)	(10,682)

Net property and equipment	$9,704	$10,384

        The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). The Company capitalizes costs of consultants, as well as payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included in "Equipment and Software". Costs incurred during preliminary project and post-implementation stages are charged to expense.

  Long Lived Assets

        Prior to February 1, 2002, the Company evaluated the carrying value of its long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121) which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and when the future estimated undiscounted cash flows generated by those assets are not sufficient to recover the assets' carrying amount.

        On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company performed the initial assessment of goodwill impairment at the time of adoption on February 1, 2002. No impairment of goodwill resulted from this initial assessment. Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed. This assessment involves the use of estimates related to fair market values of the Company's reporting units with which the goodwill is associated. The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company's reporting units decline, which would result in decreases in the related estimate of fair market value. The Company performs its annual impairment analysis on November 1st of each year and whenever facts and circumstances indicate an impairment may exist. Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) on February 1, 2002. In accordance with SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset. The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

        During the quarterly period ended January 31, 2003, goodwill was determined to be impaired. See Note 16.

  Deferred Loan Costs

        Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement. The costs are being amortized to interest expense over the 36 month life of the credit agreement.

  Software Costs Capitalized

        The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company did not capitalize any software costs for the three months ended October 31, 2002. The Company capitalized $589,000 of software costs during the three months ended October 31, 2001. The Company capitalized $103,000 of software costs during the nine months ended October 31, 2002. The Company capitalized $3.8 million of software costs during the nine months ended October 31, 2001. The Company recorded amortization related to capitalized software costs of $484,000 and $401,000 for the three months ended October 31, 2002 and 2001, respectively. The Company recorded amortization related to capitalized software costs of $1.3 million and $2.2 million during the nine months ended October 31, 2002 and 2001, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying condensed consolidated statements of operations.

  Revenue Recognition

        The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction—Type and Certain Production—Type Contracts."

        Consulting Fees.    The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues paid on a percentage-of-completion basis. The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company. The Company must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the bank will purchase the solution. Costs associated with these value-pricing contracts are expensed as incurred. These contracts typically provide for the Company to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length. The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from services with payments to the Company, during the third quarter of fiscal 2001, the Company began to offer payment terms which extend beyond 12 months. When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months and it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

        Costs associated with time and materials, fixed-priced and value-priced consulting fee arrangements are expensed as incurred and are included as a component of the cost of consulting fees.

        The Company expects that value-pricing contracts will continue to account for a large percentage of its revenues in the future. As a consequence of the use of value-pricing contracts and due to the revenue recognition policy associated with those contracts, the Company's results of operations will likely fluctuate significantly from period to period.

        Regardless of the pricing method employed by the Company in a given contract, the Company is typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of its customers. Beginning February 1, 2002, the Company began to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the consolidated statement of operations and all comparative statements of operations have been revised to reflect this change.

        Software License Fees.    In the event that a software license is sold either together with implementation services or on a stand-alone basis, the Company is usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed twelve months. Under SOP 97-2, the Company recognizes software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires the Company to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software, both the product license revenue and implementation fees are recognized as services are performed.

        Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting. The Company determines whether there is vendor specific objective evidence of fair value ("VSOEFV") for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant production, modification or customization of the software is required, the Company defers revenue recognition of the software license fees. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method as set forth in SOP 98-9. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company's price book. Evidence of VSOEFV for services (implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

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

        Software Maintenance Fees.    In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from the Company also purchase software maintenance services, which typically are renewed annually. The Company charges an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and the Company recognizes these revenues ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, the Company defers revenue recognition until the time the maintenance fee is paid by the customer.

        Software Implementation Fees.    In connection with the sale of a software license, a customer may elect to purchase software implementation services, including software enhancements, patches and other software support services. Most of the customers that purchase software licenses from the Company also purchase software implementation services. The Company prices its implementation services on a time-and-materials or on a fixed-price basis, and the Company recognizes the related revenues as services are performed. Costs associated with these engagements are expensed as incurred.

        The Company's contracts typically do not include right of return clauses, and as a result, the Company does not record a provision for returns.

  Royalties

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30% of the associated revenues. Approximately $384,000 and $597,000 of royalty expense was recorded under these agreements for the three months ended October 31, 2002 and 2001, respectively, and $1.8 million and $1.1 million for the nine months ended October 31, 2002 and 2001, respectively. Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees and in the accompanying condensed consolidated statements of operations.

  Deferred Revenue

        Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred. Non-current deferred revenue represents amounts for maintenance to be provided beginning in periods on or after November 1, 2003.

  Research and Development Costs

        Research and development costs, that are not subject to capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," ("SFAS 86"), are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications and sustaining maintenance activities.

  Income Taxes

        The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which based on available evidence, it is more likely than not that the future tax benefits will not be realized.

  Earnings Per Share

        Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options (using the treasury stock method).

  Stock-Based Compensation

        The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and the Financial Accounting Standards Board Statement ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," ("FIN 44") (an Interpretation of APB Opinion No. 25).

  Risks and Uncertainties

        The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, new focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, indebtedness, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims and legal proceedings, dependence on third parties for technology licenses, liability claims, class action lawsuits, stock price fluctuations, continued NASDAQ listing, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in the Company's charter and impairment of goodwill or intangible assets. Negative trends in the Company's operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair the Company's liquidity. See description of the Company's revolving credit agreement and related financial covenants in Note 6.

  Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addressed accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. According, SFAS 146 may affect timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to required disclosure about those effects in interim financial information. These disclosure requirements are effective for the Company's fiscal year ended January 31, 2003.

        In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." The Company does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements.

3.    Restatement of Financial Statements

        On December 10, 2002, the Company announced that a Special Committee of the Board of Directors had initiated a review of the Company's financial statements, principally focused on the timing of recognition of revenue in prior periods. The Special Committee was formed after several members of the Board of Directors became aware of questions regarding the Company's accounting and disclosures. The Special Committee, which was comprised solely of independent board members, was assisted in its investigation by independent counsel and forensic accounting advisors.

        During the investigation, the Company became aware that, in certain instances, revenue had been recorded on contracts in one accounting period where customer signature and delivery of software had been completed, but where the contract may not have been fully executed by the Company in that accounting period. The Company determined that revisions to certain prior financial statements were necessary to ensure that all agreements for which they recognized revenue in an accounting period were executed by both parties no later than the end of the accounting period in which the revenue was being recognized.

        Upon the completion of the Special Committee's investigation, the Company expanded its review and reassessed its historical application of revenue recognition policies. The Company had originally concluded that under the criteria of SOP 97-2 that services were not essential to the functionality of the software, requiring recognition of software license revenue at the time of delivery of the software. However, as a result of this review, the Company has now decided that when implementation fees are received for specific types of transactions in which the Company is licensing software and performing certain implementation services, these services are more properly considered essential to the functionality of the other elements of the arrangement. Therefore, the related license revenue and implementation revenue should have been recognized as the services were performed using the percentage of completion method rather than upon delivery of the software. The impact of these revisions on total revenue was to defer the timing of revenue recognition for transactions that combine both a software license and implementation services.

        As a result of the impact of changes in the timing of revenue recognition, the Company has also revised the related royalty expense, commission expense and federal income tax provision (benefit) and recorded a cumulative effect adjustment to retained earnings as of January 31, 2000 of $3.8 million.

        During the review, the Company also determined that deferred maintenance revenue recorded at the time of the acquisition of Check Solutions on June 6, 2001 was not correct and resulted in recording maintenance revenue in periods subsequent to the acquisition in excess of the appropriate amounts. As a result, goodwill and deferred revenue were overstated in the purchase price allocation by $3.2 million.

        The Company also determined that revenue was understated on two contracts, resulting in additional license fee revenue of $1.2 million during the quarterly period ended April 30, 2002 and implementation fee revenue of $288,000 over the period from July 2001 through July 2002.

        The Company's financial statements and related financial information have been restated as follows:

	Three Months Ended April 30, 2001		Three Months Ended July 31, 2001		Three Months Ended October 31, 2001		Nine Months Ended October 31, 2001
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
Operations data:
Total revenues	$28,465	$26,709	$36,083	$28,314	$32,296	$32,097	$96,844	$87,120
Income (loss) before provision (benefit) for income taxes	2,082	373	(18,477)	(25,040)	(24,300)	(24,612)	(40,695)	(49,279)
Net income (loss)	1,312	235	(11,641)	(23,477)	(26,400)	(24,328)	(36,729)	(47,569)
Basic earnings (loss) per share	$0.06	$0.01	$(0.53)	$(1.07)	$(1.21)	$(1.11)	$(1.68)	$(2.18)
Diluted earnings (loss) per share	$0.06	$0.01	$(0.53)	$(1.07)	$(1.21)	$(1.11)	$(1.68)	$(2.18)
Balance sheet data:
Accounts receivable, net	$44,695	$38,202	$52,019	41,334	$46,657	$39,090	$46,657	$39,090
Total assets	148,123	145,147	232,072	213,198	205,456	191,970	205,456	191,970
Deferred revenue	5,731	7,652	27,423	28,754	22,930	27,578	22,930	27,578
Retained earnings (deficit)	35,752	30,855	24,111	7,379	(2,289)	(16,949)	(2,289)	(16,949)

']

	Three Months Ended April 30, 2002		Three Months Ended July 31, 2002
	As Reported	Restated	As Reported	Restated	Three Months Ended October 31, 2002	Nine Months Ended October 31, 2002
Operations data:
Total revenues	$37,402	$43,689	$39,053	$43,459	$34,177	$121,325
Income before provision (benefit) for income taxes	1,987	8,086	4,471	8,464	1,381	17,931
Net income	3,687	9,691	4,024	7,917	989	18,597
Basic earnings per share	$0.17	$0.43	$0.17	$0.34	$0.04	$0.81
Diluted earnings per share	$0.16	$0.43	$0.17	$0.33	$0.04	$0.79
Balance sheet data:
Accounts receivable, net	$44,551	$36,851	$38,399	$35,069	$36,713	$36,713
Total assets	197,207	186,654	194,255	187,508	173,185	173,185
Deferred revenue	22,939	29,007	24,903	30,935	25,504	25,504
Retained earnings (deficit)	2,522	(13,065)	6,546	(5,148)	(4,159)	(4,159)

        The "As Reported" columns include certain reclassificaitons as described elsewhere.

4.    Business Combinations

        On May 29, 2000, the Company acquired all of the outstanding stock of X-Port Software, Inc., an Ontario Company ("X-Port") for $3.0 million in cash. The transaction was accounted for as a purchase transaction with approximately $3.0 million of the purchase price allocated to capitalized software which was to be amortized over a four year period. However, during the three months ended July 31, 2001, the Company recorded a non-cash charge of $2.8 million representing the write-off of the remaining net book value of the capitalized software. See Note 14.

        On June 6, 2001, the Company completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"), for $110.2 million in cash, plus an additional $2.0 million of direct acquisition costs. Check Solutions is a check and image processing software and installation business that services the payment-processing sector of the financial industry. The operating results of Check Solutions are reported in the Business Segment and Revenue Concentration footnote in the Global Payments Technologies segment. The Company funded the acquisition with $65.2 million in cash and funded the remaining $45.0 million from proceeds under the revolving credit agreement as described in Note 6.

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

        A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

Net assets of Check Solutions	$6,702
Current technology and software products (estimated life of 5-6 years)	24,200
Customer relationships (estimated life of 6 years)	8,400
Assembled workforce	5,600
Goodwill	64,998
In-process research and development	2,300

Total purchase price	$112,200

        In connection with the acquisition of Check Solutions, a portion of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The $2.3 million attributed to IPR&D was expensed on the date of the acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative future use. The charge is included in merger, restructuring and other charges in the statement of operations.

        The following unaudited pro forma financial information for the nine months period ended October 31, 2001, assumes the Check Solutions acquisition occurred at the beginning of the respective periods (in thousands, except per share data).

Nine Months Ended October 31, 2001
(Restated)
Revenue	$101,845
Net loss	(52,185)
Basic earnings loss per share	$(2.39)
Diluted earnings loss per share	$(2.39)

        The unaudited pro forma financial information for the nine months ended October 31, 2001, combines the Company's historical statement of operations for the nine months ended October 31, 2001, which includes Check Solutions since the acquisition date of June 6, 2001, with Check Solutions' historical statement of operations for the four months ended May 31, 2001.

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

5.    Goodwill and Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective February 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with this statement. Other intangible assets, which include acquired developed technology and customer relationships, will continue to be amortized over their useful lives.

        Upon adoption of SFAS 142, assembled work force intangible with a remaining net book value of $5.0 million at February 1, 2002 was reclassified to goodwill and is no longer amortized. The Company performed an initial assessment of impairment on February 1, 2002, the date SFAS 142 was adopted. No impairment resulted from the initial assessment.

        The Company performed an evaluation of its existing goodwill and intangible assets effective November 1, 2002, utilizing various assumptions and factors to estimate future cash flows to determine the fair value of the business. Due to a decline in the estimated fair value of the reporting unit to which goodwill has been assigned subsequent to the annual assessment date, the Company performed an evaluation that determined goodwill was impaired during the quarterly period ended January 31, 2003. See Note 16.

        The following table presents the annual results of the Company on a comparative basis assuming the nonamortization provisions of SFAS No. 142 were effective February 1, 2001 (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
		(Restated)		(Restated)
Net income (loss)	$989	$(24,328)	$18,597	$(47,569)
Goodwill and assembled workforce amortization	—	1,276	—	2,128

Adjusted net income (loss)	$989	$(23,052)	$18,597	$(45,441)

Basic earnings (loss) per share	$0.04	$(1.11)	$0.81	$(2.18)
Goodwill and assembled workforce amortization per share	—	0.06	—	0.10

Adjusted basic earnings (loss) per share	$0.04	$(1.05)	$0.81	$(2.08)

Diluted earnings (loss) per share	$0.04	$(1.11)	$0.79	$(2.18)
Goodwill and assembled workforce amortization per share	—	0.06	—	0.10

Adjusted diluted earnings (loss) per share	$0.04	$(1.05)	$0.79	$(2.08)

        Intangible assets with definite useful lives are amortized on a straight-lined basis, resulting in amortization expense of $350,000 for the three months ended October 31, 2002 and 2001, and $1.1 million and $583,000 for the nine months ended October 31, 2002 and 2001, respectively.

        The following table sets forth the estimated amortization expense of intangible assets for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2003	$1,400
2004	1,400
2005	1,400
2006	1,400
2007	1,400
2008	467

6.    Revolving Credit Agreement

        On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. All outstanding borrowings are due June 5, 2004. Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.50% to 1.25% depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), or LIBOR plus a margin equal to 2.00% to 2.75% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.375% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Substantially all of the Company's assets collateralize the revolving credit agreement. During December 2002, the Company was granted a waiver which was subsequently extended until April 30, 2003 to file its quarterly financial statements and corresponding compliance certification for the quarter ended October 31, 2002. Also the Company was granted a waiver of an event of default arising as a result of any inaccuracy in, or misstatement of, the financial statements or required certificates previously filed arising from restatement of the financial statements. As of October 31, 2002, the Company is in compliance with the covenants of the revolving credit agreement, as amended. Substantially all of the Company's assets are collateralized under the Revolving Credit Agreement.

        At October 31, 2002, the Company had $28.0 million outstanding under the credit agreement. At October 31, 2002, the interest rate on $3.0 million of the debt was 5.375%, and the interest rate on $25.0 million of the debt was 5.5625%. Because the interest on the debt is variable, the carrying value approximates the fair value. Interest expense on the credit agreement was $496,000 and $706,000 for the three months ended October 31, 2002 and 2001, respectively, and $1.7 million and $1.1 million for the nine months ended October 31, 2002 and 2001, respectively.

7.    Common Stock Offering

        On April 5, 2002, the Company sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, the Company filed a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002, to register the resale of such shares. The Form S-3 was deemed effective on May 15, 2002. On April 5, 2002, the Company utilized the net proceeds of approximately $9.3 million received from the sale to satisfy remaining obligations due certain employees of Check Solutions described in Note 15 below, with the remainder used for working capital.

8.    Provision (Benefit) for Income Taxes

        The Company has established a valuation allowance to reserve its net deferred tax assets at October 31, 2002 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") were not met.

        The net tax benefit of $666,000 for the nine months ended October 31, 2002 comprised of a $1.9 million tax benefit generated by additional tax loss carrybacks available to the Company as a result of the recently passed Job Creation and Workers Assistance Act of 2002, offset by a $1.2 million provision for taxes based on an estimated annual effective tax rate of 7.0% for the year ending January 31, 2003. The estimated annual effective tax rate is lower than the statutory federal and state rates as a result of the carryforward of the net operating losses expected to be utilized during the year ending January 31, 2003.

9.    Incentive Compensation Plans

        In 2002, the Company introduced two new incentive programs to employees. The variable compensation plan awards employees based on quarterly Company operating results. At October 31, 2002, approximately 321 employees are eligible to receive cash awards under the variable compensation plan. The Company recorded expense under this plan of $0 and $1,525,000, respectively, in the three and nine month periods ending October 31, 2002. All variable compensation amounts had been paid to employees as of October 31, 2002.

        The incentive bonus plan awards employees based on the Company's and the applicable business unit's operating results. Substantially, all employees are eligible to receive cash awards under the incentive bonus plan. Awards from this plan are paid to employees subsequent to the end of the fiscal year. The decline of the corporate operating results during the three months ended October 31, 2002 resulted in a reversal of approximately $881,000 of the accrued incentive bonus. In the three month periods ended July 31, 2002 and April 30, 2002, the Company recorded expense under the Plan of $1.4 million and $958,000, respectively. At October 31, 2002, approximately $1.5 million of incentive bonus remains accrued for certain business units.

10.  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
		(Restated)		(Restated)
Basic earnings (loss) per share:
Net income (loss)	$989	$(24,328)	$18,597	$(47,569)

Weighted average shares outstanding	23,544	21,890	23,081	21,839

Basic earnings (loss) per share	$0.04	$(1.11)	$0.81	$(2.18)

Diluted earnings per share:
Net income (loss)	$989	$(24,328)	$18,597	$(47,569)

Weighted average shares outstanding	23,544	21,890	23,081	21,839
Assumed conversion of employee stock options	363	—	593	—

Shares used in diluted earnings per share calculation	23,907	21,890	23,674	21,839

Diluted earnings (loss) per share	$0.04	$(1.11)	$0.79	$(2.18)

11.  Contingencies

        On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits against the Company, John D. Carreker Jr. and Terry L. Gage into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. Also, on March 3, 2003, Claude Alton Coulter filed a purported class action lawsuit (Civil Action No. 503-CV-5-Q) against the Company, John D. Carreker Jr. and Terry L. Gage in the United States District Court for the Eastern District of Texas, Texarkana Division. These complaints, filed on behalf of purchasers of the Company's common stock between May 20, 1998 and December 10, 2002, inclusive, allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. These complaints also allege, among other things, that defendants artificially inflated the value of the Company's stock by knowingly or recklessly misrepresenting the Company's financial results during the purported class period. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.

        The Company denies the allegations in these complaints and intends to defend itself vigorously.

        Earnings Performance Group ("EPG") filed a complaint on or about September 16, 1998 in the Superior Court of New Jersey, Law Division, Essex County seeking to enjoin and restrain the Company from using any EPG confidential or proprietary information or trade secrets and from employing any former EPG employee in such a manner that disclosure or use of an EPG confidential or proprietary information or trade secret would be likely. EPG also seeks (a) an accounting of any profits realized from or attributable to the use of any EPG confidential or proprietary information or trade secret, (b) compensatory and exemplary damages, plus interest and (c) attorneys' fees and costs of suit. On October 14, 1998, the Company removed the case to the United States District Court for the District of New Jersey. The Company answered the complaint on November 4, 1998, essentially denying the allegations and setting forth various affirmative defenses. On November 20, 1998, the Company filed an Amended Answer, Separate Defenses and Counterclaim. In the Counterclaim the Company asserts claims for (a) restraint of trade, (b) tortuous interference with contractual relationships, (c) unfair competition and (d) interference with prospective economic advantage.

        The Company intends to defend this case vigorously and to pursue its counterclaim.

        It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits.

        The Company is periodically involved in various legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters are not expected to have a material adverse effect on the Company's financial position or results of operations.

12.  Business Segments and Revenue Concentration

        The tables below show revenues and income (loss) from operations for the periods indicated for the Company's three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting. Customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results include costs for research and development, as well as product royalty expense, the amortization of goodwill and intangible assets, the write-off of capitalized software costs and merger and restructuring charges were as follows (in thousands):

	Three Months ended October 31, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$6,807	$1	$1,328	$—	$8,136
Software license fees	70	6,260	—	—	6,330
Software maintenance fees	228	11,396	—	—	11,624
Software implementation fees	118	6,267	204	—	6,589
Out-of-pocket expense reimbursements	378	652	468	—	1,498
Intercompany revenue	—	(139)	139	—	—

Total revenues	$7,601	$24,437	$2,139	$—	$34,177

Income (loss) from operations before amortization of intangible assets	$3,333	$7,119	$(671)	$(7,636)	$2,145
Amortization of intangible assets	—	350	—	—	350

Income (loss) from operations	$3,333	$6,769	$(671)	$(7,636)	$1,795

	Three Months ended October 31, 2001
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
	(Restated)
Revenues:
Consulting fees	$3,389	$163	$3,514	$—	$7,066
Software license fees	81	6,838	—	—	6,919
Software maintenance fees	—	8,336	—	—	8,336
Software implementation fees	291	6,873	—	—	7,164
Out-of-pocket expense reimbursements	1,048	642	922	—	2,612
Intercompany revenue	—	(94)	94	—	—

Total revenues	$4,809	$22,758	$4,530	$—	$32,097

Income (loss) from operations before amortization of intangible assets and unusual charges	$(1,484)	$1,080	$102	$(5,568)	$(5,870)
Amortization of goodwill and intangible assets	—	1,627	—	—	1,627
Write-off of capitalized software costs and prepaid software royalties	12,212	—	—	—	12,212
Merger, restructuring and other charges	—	4,239	—	—	4,239

Income (loss) from operations	$(13,696)	$(4,786)	$102	$(5,568)	$(23,948)

	Nine Months ended October 31, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$24,955	$243	$5,479	$—	$30,677
Software license fees	524	31,906	—	—	32,430
Software maintenance fees	429	32,952	—	—	33,381
Software implementation fees	1,394	17,731	356	—	19,481
Out-of-pocket expense reimbursements	1,570	2,315	1,471	—	5,356
Intercompany revenue	—	(419)	419	—	—

Total revenues	$28,872	$84,728	$7,725	$—	$121,325

Income (loss) from operations before amortization of intangible assets	$13,258	$29,910	$(1,585)	$(20,938)	$20,645
Amortization of intangible assets	—	1,050	—	—	1,050

Income (loss) from operations	$13,258	$28,860	$(1,585)	$(20,938)	$19,595

	Nine Months ended October 31, 2001
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
	(Restated)
Revenues:
Consulting fees	$17,027	$1,151	$14,388	$—	$32,566
Software license fees	81	15,440	—	—	15,521
Software maintenance fees	—	17,272	—	—	17,272
Software implementation fees	815	13,042	—	—	13,857
Out-of-pocket expense reimbursements	2,422	2,255	3,227	—	7,904
Intercompany revenue	—	(127)	127	—	—

Total revenues	$20,345	$49,033	$17,742	$—	$87,120

Income (loss) from operations before amortization of intangible assets and unusual charges	$4,388	$(1,046)	$1,348	$(17,505)	$(12,815)
Amortization of goodwill and intangible assets	—	2,712	—	—	2,712
Write-off of capitalized software costs prepaid software royalties	12,212	2,819	—	—	15,031
Merger, restructuring and other charges	—	18,707	—	—	18,707

Income (loss) from operations	$(7,824)	$(25,284)	$1,348	$(17,505)	$(49,265)

        The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company's largest customer and top five customers during the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
		(Restated)		(Restated)
Single customer	13.5%	9.7%	10.1%	15.7%
Top five customers	34.6%	26.6%	35.3%	39.7%

        The Company markets its solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customer was as follows (in thousands):

	Three Months Ended
	October 31, 2002		October 31, 2001
	Amount	Percent of total revenues	Amount	Percent of total revenues
			(Restated)
United States	$27,479	84%	$23,954	81%
Europe	1,118	4	1,783	6
Australia	951	3	941	3
Canada	2,336	7	1,872	6
South Africa	750	2	819	3
Other	45	—	116	1

Total revenues	$32,679	100%	$29,485	100%

	Nine Months Ended
	October 31, 2002		October 31, 2001
	Amount	Percent of total revenues	Amount	Percent of total revenues
			(Restated)
United States	$95,946	83%	$62,053	79%
Europe	5,907	5	9,726	12
Australia	3,866	3	3,119	4
Canada	6,676	6	3,280	4
South Africa	3,409	3	837	1
Other	165	—	201	—

Total revenues	$115,969	100%	$79,216	100%

13.  Merger, Restructuring and Other Charges

        The Company recorded no merger and restructuring charges during the three or nine month periods ended October 31, 2002. The Company recorded various Merger, restructuring and other charges during the three and nine month periods ended October 31, 2001 as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Quarterly period ending July 31, 2001	$1,925	$9,705	$240	$298	$12,168
Quarterly period ending October 31, 2001	—	4,239	—	—	4,239

Year-to-Date at October 31, 2001	$1,925	$13,944	$240	$298	$16,407

        In connection with the acquisition of Check Solutions during June 2001, the Company recorded $12.2 million in merger-related costs (consisting of $10.2 million attributable to cost of revenues and $2.0 million attributable to selling, general and administrative costs).

        Included in this charge was $1.9 million of cash termination benefits associated with the separation of 50 employees. Most of the affected employees left their positions during the quarterly period ending October 31, 2001.

        After an extensive review of the CheckFlow Suite product line, management determined that the CheckFlow Suite was no longer viable in the market in the form originally developed. The Company developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 ("the Agreement"). Pega filed suit to restrain the Company from developing, marketing, licensing, advertising, leasing, or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly competed with the products jointly developed under the Agreement. The charges related to the discontinuance of the CheckFlow Suite and the estimated settlement with Pega were as follows (in thousands):

Write-off of capitalized software costs	$3,711
Settlements and estimated implementation costs for existing CheckFlow customer	4,263
Write-off of prepaid royalties previously paid to Pega	606
Estimated settlement with Pega	1,125

Total	$9,705

        Included in the merger, restructuring and other charges recorded is a facility closure charge of $240,000 for office space, which will no longer be utilized.

        On October 1, 2001, the Delaware Chancery Court granted Pega's motion for preliminary injunction. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under this Settlement Agreement, the Company agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001), which includes royalties on prior period sales of the four Back Office products. Consistent with the prior Agreement, the Company will continue to pay Pega royalties based on future sales of the four Back Office products through October 31, 2006. The resulting settlement and legal costs of $4.3 million incurred in excess of the initial $1.1 million accrual recorded in the period ended July 31, 2001 were recorded as a component of Merger, restructuring and other charges in the quarterly period ended October 31, 2001.

        The activity related to the Merger, restructuring and other charges reserve balance during the three quarterly periods ended October 31, 2002 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total
January 31, 2002 reserve balance	$3,542	$7,341	$367	$11,250
Cash paid	(958)	(1,655)	(61)	(2,674)

April 30, 2002 reserve balance	2,584	5,686	306	8,576
Cash paid	(833)	(1,664)	(61)	(2,558)

July 31, 2002 reserve balance	1,751	4,022	245	6,018
Cash paid	(576)	(2,015)	(60)	(2,651)

October 31, 2002 reserve balance	$1,175	$2,007	$185	$3,367

14.  Write-off of Capitalized Software Costs and Prepaid Software Royalties

        During the three months ended July 31, 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on the Company's calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded in cost of revenues. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

        Effective March 31, 2001, the Company entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance the Company became the exclusive provider of the EnAct customer relationship software and methodology to the banking industry. Under the EnAct agreement, the Company became obligated for guaranteed royalty payments of $12.5 million. Based on the Company's periodic evaluation of the future cash flows associated with this product, a liability for the remaining $2.5 million obligation was accrued at October 31, 2001, and the carrying value of the prepaid software royalties, at that time, of $9.7 million was reduced to zero. This analysis resulted in a charge of $12.2 million to costs of revenue during the quarterly period ended October 31, 2001.

        These costs are summarized below (in thousands):

Write-off of Capitalized Software Costs and Prepaid Software Royalties
Quarterly Period Ended July 31, 2001:
Capitalized X-Port Vault product costs	$2,819
Quarterly Period Ended October 31, 2001:
Write-off of prepaid software royalties with Exchange Applications, Inc.	12,212

Total recorded for nine months ended October 31, 2001	$15,031

15.  Related Party Transactions

        In March 2001, the Company loaned $500,000 to a former officer of the Company pursuant to a Limited Recourse Promissory Note ("Note") collateralized solely by shares of Exchange Applications, Inc. common stock. The principal is due in full on March 30, 2004. In January 2002, the Note was adjusted to its estimated fair value of $125,000, resulting in a charge to earnings of $375,000.

During the quarterly period ended April 30, 2002, the Note was adjusted to its estimated fair value of $25,000 resulting in an additional charge to earnings of $100,000. During the quarterly period ended July 31, 2002, the Note was deemed worthless resulting in a charge to earnings of $25,000.

        In connection with the completion of the Check Solutions acquisition, the Company assumed a $10.0 million obligation to certain employees of Check Solutions, including a current officer of the Company. During the quarterly period ended January 31, 2002, $3.3 million of this obligation was paid and during the quarterly period ended April 30, 2002 the remaining $6.7 million was paid.

16.  Subsequent Event

        On November 14, 2002, the Company announced that as part of a cost reduction effort 33 employees were terminated and provided severance benefits pursuant to the Company's established severance policy under this plan. A charge of $633,000 for severance benefits was recorded in the quarterly period ended January 31, 2003.

        During the quarterly period ended January 31, 2003, the Company recorded a charge of $2.3 million for professional fees related to the special investigation and restatement of our financial statements.

        The Company was delinquent in filing its Quarterly Report on Form 10-Q for the quarterly period ending October 31, 2002. This caused the Company to be in default under covenants included in the Revolving Credit Agreement. The Company was granted a waiver by its lenders until April 30, 2003 to file its quarterly financial statements and corresponding compliance certification for the quarter ended October 31, 2002. Also the Company was granted a waiver of an event of default arising as a result of any inaccuracy in, or misstatement of, the financial statements or required certificates previously filed arising from the restatement of the financial statements.

        During the quarterly period ended January 31, 2003, the Company recorded a charge of $46.0 million to reflect the impairment of goodwill and intangible assets based on declines in the estimated fair value of the Global Payments Technologies segment to which goodwill is allocated. Fair value was determined considering a number of fair value estimation techniques, including a discounted cash flow analysis and consideration of the market price of the Company's stock.

        On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits against the Company, John D. Carreker Jr. and Terry L. Gage into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. Also, on March 3, 2003, Claude Alton Coulter filed a purported class action lawsuit (Civil Action No. 503-CV-5-Q) against the Company, John D. Carreker Jr. and Terry L. Gage in the United States District Court for the Eastern District of Texas, Texarkana Division. These complaints, filed on behalf of purchasers of the Company's common stock between May 20, 1998 and December 10, 2002, inclusive, allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. These complaints also allege, among other things, that defendants artificially inflated the value of Carreker stock by knowingly or recklessly misrepresenting the Company's financial results during the purported class period. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.

        The Company denies the allegations in these complaints and intends to defend itself vigorously. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described with the Securities and Exchange Commission (SEC) under "Risk Factors" in our filings. Such risks include, without limitation, dependence on the banking industry, decline in check volumes, fluctuations in operating results, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, new focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, indebtedness, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims and legal proceedings, dependence on third parties for technology licenses, liability claims, class action lawsuits, stock price fluctuations, continued NASDAQ listing, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the "Risk Factors" included in our SEC filings and elsewhere in this report.

Overview

        We provide payments-related software and consulting solutions to financial institutions and financial service providers. These solutions help our customers improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and evolve toward next-generation payment practices and technologies.

        We are organized into three primary operating divisions: Global Payments Technologies (GPT), Revenue Enhancement (RevE) and Global Payments Consulting (GPC). These divisions represent our three reportable business segments. See Note 12 of our Notes to Condensed Unaudited Financial Statements.

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

Recent Developments

        We have restated our financial statements as of the years ended January 31, 2002, 2001, 2000 and 1999 and for each of the quarters in the year ended January 31, 2002 and the first two quarters of the year ended January 31, 2003.

        On December 10, 2002, we announced that a Special Committee of the Board of Directors had initiated a review of our financial statements, principally focused on the timing of recognition of revenue in prior periods. The Special Committee was formed after several members of the Board of Directors became aware of questions regarding our accounting and disclosures. The Special Committee, which was comprised solely of independent board members, was assisted in its investigation by independent counsel and forensic accounting advisors.

        During the investigation, we became aware that, in certain instances, revenue had been recorded on contracts in one accounting period where customer signature and delivery of software had been completed, but where the contract may not have been fully executed by us in that accounting period. We determined that revisions to certain prior financial statements were necessary to ensure that all agreements for which we recognized revenue in an accounting period were executed by both parties no later than the end of the accounting period in which the revenue was being recognized.

        Upon the completion of the Special Committee's investigation, our review was expanded to include an assessment of our historical application of revenue recognition policies. We had originally concluded that under the criteria of SOP 97-2 services were not essential to the functionality of the software, requiring recognition of software license revenue at the time of delivery of the software. However as a result of this review, we have now decided that when implementation fees are received for specific types of transactions in which we are licensing software and performing certain implementation services, these services are more properly considered essential to the functionality of the other elements of the arrangement. Therefore, the related license revenue and implementation revenue should have been recognized as the services were performed using the percentage of completion method rather than upon delivery of the software. The impact of these revisions on total revenue was to defer the timing of revenue recognition for transactions that combine both a software license and implementation services.

        As a result of the impact of changes in the timing of revenue recognition, we have also revised the related royalty expense, commission expense and federal income tax provision (benefit) and recorded a cumulative effect adjustment to retained earning as of January 31, 2000 of $21.6 million.

        During the review, we also determined that deferred maintenance revenue recorded at the time of the acquisition of Check Solutions on June 6, 2001 was not correct and resulted in recording maintenance revenue in periods subsequent to the acquisition in excess of the appropriate amounts and, as a result, goodwill and deferred revenue were overstated in the purchase price allocation by $3.2 million.

        We also determined that revenue was understated on two contracts, resulting in additional license fee revenue of $1.2 million during the quarterly period ended April 30, 2002 and implementation fee revenue of $288,000 over the period from July 2001 through July 2002.

        The principal impact of the revenue recognition change, relate to the timing of revenue recognition in our restated financial statements. Timing changes generally resulted in a deferral of revenue recognition, causing offsetting increases and decreases in revenues (and, to a lesser extent, related expenses) for each accounting period. While in some instances the net effect on previously reported revenues and net income in a given accounting period was not material, the impact was material in a number of quarterly periods, particularly in the second and fourth quarters of fiscal 2001 as well as the first and second quarters of fiscal 2002.

        The second and fourth quarters of fiscal 2001 were negatively impacted due, in part, to the deferral of the large dollar volume of software license fees generated following our acquisition of Check Solutions Company. As originally recorded, the software license fees were recognized during these quarterly periods. As restated, recognition of these fees has been deferred and recognized over the period of implementation, which resulted in a positive impact on the first and second quarters of fiscal 2002. The acquisition of Check Solutions occurred during the second quarter of fiscal 2001, and did not generate any roll-forward of license revenues to benefit future periods because of the requirement to eliminate such deferrals as of the acquisition date. As a result, future quarters did not benefit from any roll-forward of Check Solutions license revenues to offset amounts that were deferred in those quarters as a result of the restatement. As to the financial impact of the restatement going forward, while under our prior revenue recognition policies we did not carry material amounts of deferred license revenue from period to period, the restatement resulted in an incremental deferred software license revenue backlog of $13.2 million as of October 31, 2002 to be recognized in future periods.

Products and Services

        Global Payments Technologies Solutions.    Carreker's technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating costs and risk management. These functions include presentment of checks in paper and electronic form, determination of the availability of funds, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments). The Global Payments Technologies solutions suite addresses these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. In addition, we offer technology solutions that optimize the inventory management of a bank's cash stock levels, including managing how much is needed, when it is needed and where it is needed. Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of ATM cash supplies.

        Specific solutions in the Global Payments Technologies group include:

Solution	Description	Products Offered
Fraud Mitigation	Automated fraud detection and prevention solutions that reduce incidents of check fraud, deposit fraud, check kiting, and electronic fraud. Scalable solutions are offered for community banks.	FraudLink On-Us, FraudLink Deposit, FraudLink Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink PC, CORE, FraudLink ACHeCK, eFraudLink.com, Fraud Solutions Consulting
Back Office Processing	Products that bring new efficiencies to back-office operations through leading-edge image, workflow, and RECO technologies.	Adjustments/Express, Exceptions/Express, Input/Express, Inbound Returns/Express, Image Bulk-File, All Transactions File and Fine Sort
Remittance Processing	Both host- and client/server-based platforms for improved productivity vin processing retail and wholesale remittance transactions.	NeXGen Remittance

Conventional Check Capture	An extensive array of enhancement products that add flexibility and usability to IBM's Check Processing Control System (CPCS) and the IBM 3890/XP series of Document Processors.	Conventional Capture Products, CPCS Enhancements Products, XP/Productivity Tools, Platform Emulation, NeXGen Settlement, NeXGen Balancing, LTA (Large Table Access)
Check Image Capture	Products and services related to the capture, storage and delivery of check images.	ALS & CIMS Products, NeXGen Image Processor, Image Enhancement Products, Reject Repair, RECO Technology, Image POD, Image Delivery Products, Delivery Express
Check Image Archive Management
	Comprehensive array of check image archive management products that may be tailored to a bank's unique requirements based on their operational environments and volumes. Carreker offers archive technology for both in-house solutions and shared outsource providers.	Check Image Archive-AIX, Check Image Archive-MVS, Check Image Archive Load
Image Applications	Applications providing new solutions that address revenue enhancement and expense reduction issues through the application of image, workflow and RECO technologies.
Image Statements, NeXGen Remittance, + CDRom Delivery, Exceptions/Express, Inbound Returns/Express, Adjustments/Express, Input/Express, Express Capture, Payee Name Verification, Amount Encoding Verification, Image Quality Analysis
Global Tracking
	A complete bar code tracking system eliminates manual log sheets, automates data gathering and maximizes workflow by tracking accountable mail, branch bags, item volumes, currency bags, incoming domestic and international deposits, outgoing cash letters, exceptions and much more.	Receive Sentry
eMetrics	Performance-measurement software suite that uses historical data to generate key performance indicators, item processing volume data, productivity statistics and quality control benchmarks.	Lumen, ProModel, eiMICR, eiStats, eiQuality, eiPerform

Electronic Check Presentment
	Enables banks to transition from paper-based to electronic payment systems by automating key elements of the processing stream, as well as improving a bank's yield from float management. These solutions are designed to reduce and eventually eliminate the movement of paper payments through the system, improving productivity, reducing errors, increasing customer satisfaction and reducing fraud.	CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Manager, Cnotes
Float Management
	Solutions that manage a bank's float through float analysis, pricing and a comprehensive consulting practice to improve profitability, reporting, workflow and check clearing operations. These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of any transaction or relationship.	Float Analysis System, Float Pricing System
ATM Solutions
	Advanced ATM monitoring and management improving ATM availability and ensuring service levels are met. These solutions include an automated ATM monitoring and dispatching system for maximizing network availability; an Internet-based cash forecasting and inventory management desktop system for reducing cash needs by 20-40% across the enterprise; and a real-time Internet-based system for efficient handling of ATM service requests and responses.	eiManager, eiGateway, iCom

Cash Solutions
	A product suite, now optimized through Web-based software solutions, that dramatically reduces the amount of cash banks, financial institutions and companies need to hold as cash-on-hand throughout vault, branch and ATM networks. These solutions also automate and standardize the cash ordering process. Consulting solutions can drive further efficiency and automation in vault, branch and ATM operations.	iCom, ReserveLink, ReserveLink Plus, Vault Master, Cash Supply Chain Consulting
Logistics
	Improves margins related to the cash product by reducing operational infrastructure and cash movement (armored transportation) expense; optimizes the cash delivery channel and associated workflows; assesses the cash strategic direction, pricing components, customer approach and existing service levels.	Cash Supply Chain Consulting

        Revenue Enhancement Solutions.    The Revenue Enhancement Division includes two business units: RevE and EnAct. RevE is a highly specialized division that provides consulting services focused on tactical methods of increasing banks' fee income. The scope and depth of this practice has expanded throughout its 12 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

        Another component of our Revenue Enhancement Division is our business providing EnAct software and proprietary sales management methodology. Our Customer Value Management and EnAct solutions assist financial institutions in leveraging central intelligence with local insight. This enables our clients to recognize those customers and prospects representing the greatest value or potential. Our approach is unique and complimentary to many CRM investments that banks have made in recent years and is designed to focus their activities such that they can actually attain the returns that have been promised.

        Global Payments Consulting.    Carreker helps financial institutions pro-actively plan, prepare and optimize for the regulatory, competitive and technological impacts affecting the financial payments environment.

        Our Global Payments Consulting (GPC) division provides strategic planning and implementation advisory services for financial institutions with large enterprise payment infrastructure environments.

We provide payment research services, predictive financial and operational modeling, organizational design, and business planning services focused on assisting financial institutions in preparing and positioning their organization for the rapidly changing payment landscape of financial services.

        GPC has specialized advisory services focused on operational and infrastructure planning, implementation and measurements associated with the changing payment technology and delivery landscape. Specific areas of focus and expertise are business infrastructure planning in image processing, float/available fund optimization, operational migration planning and fraud and risk management across all types of payments.

Results of Operations

        For the periods indicated, the following table sets forth the percentage that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
		Restated(1)		Restated(1)
Revenues:
Consulting fees	23.8%	22.0%	25.3%	37.4%
Software license fees	18.5	21.6	26.7	17.8
Software maintenance fees	34.0	26.0	27.5	19.8
Software implementation fees	19.3	22.3	16.1	15.9
Out-of-pocket expense reimbursements	4.4	8.1	4.4	9.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Consulting fees	16.5	25.2	16.2	31.2
Software license fees	5.5	6.0	4.6	5.3
Write-off capitalized software costs	—	38.0	—	17.3
Software maintenance fees	7.3	7.7	6.4	6.5
Software implementation fees	13.6	17.3	11.9	12.6
Out-of-pocket expenses	4.6	9.4	4.8	10.5

Total cost of revenues	47.5	103.6	43.9	83.4

Gross profit (loss)	52.5	(3.6)	56.1	16.6
Operating costs and expenses:
Selling, general and administrative	36.8	41.1	31.3	40.6
Research and development	9.4	11.6	7.7	8.0
Amortization of intangible assets	1.0	5.1	0.9	3.1
Merger-related costs	—	13.2	—	21.5

Total operating costs and expenses	47.2	71.0	39.9	73.2
Income (loss) from operations	5.3	(74.6)	16.2	(56.6)
Other income (expense), net	(1.2)	(2.1)	(1.4)	—

Income (loss) before provision (benefit) for income taxes	4.1	(76.7)	14.8	(56.6)
Provision (benefit) for income taxes	1.2	(0.9)	(0.5)	(2.0)

Net income (loss)	2.9%	(75.8)%	15.3%	(54.6)%

        For the periods indicated, the following table sets forth the selected items comprising cost of revenues as a percentage of the revenues generated by that category of our operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
		Restated(1)		Restated(1)
Cost of revenues:
Consulting fees	69.4%	114.5%	64.0%	83.4%
Software license fees	29.5	27.6	17.3	29.7
Software maintenance fees	21.4	29.7	23.2	32.9
Software implementation fees	70.6	77.3	74.3	79.5
Out-of-pocket expenses	105.6	115.9	109.4	115.6

(1)
See Note 3 of the Notes to Consolidated Condensed Unaudited Financial Statements for information regarding restatement of fiscal year 2001 Financial Statements.

        Revenues:    Our total revenues increased by $2.1 million, or 6.5%, to $34.2 million for the three months ended October 31, 2002, from $32.1 million for the three months ended October 31, 2001 and by $34.2 million, or 39.3%, to $121.3 million for the nine months ended October 31, 2002, from $87.1 million for the nine months ended October 31, 2001. Quarter-over-quarter revenue growth was driven by a 58% increase in our Revenue Enhancement business segment and a 7.4% increase in our Global Payments Technologies business segment, offset by a 52.8% decrease within Global Payments Consulting business segment. On a year-to-date basis, revenue growth has been driven by a 41.9% increase within Revenue Enhancement and a 72.8% increase within Global Payments Technologies, offset by a 56.5% decrease within our Global Payments Consulting over prior year levels. Revenue Enhancement revenue growth has been driven by an increased number of engagements, especially follow-on engagements with existing Revenue Enhancement customers. The increases within Global Payments Technologies is a primary result of the acquisition of Check Solutions on June 6, 2001 and increased license and maintenance revenue in the fiscal 2002 reporting periods. The decreases in Global Payments Consulting is a result of an increasingly depressed economy in calendar years 2001 and 2002, which slowed the demand for IT consulting services and lowered the number of financial institutions that are merging or consolidating.

        Consulting Fees:    Revenues from consulting fees increased by $1.0 million, or 15.1%, to $8.1 million for the three months ended October 31, 2002, from $7.1 million for the three months ended October 31, 2001. Consulting fees have decreased by $1.9 million, or 5.8%, to $30.7 million for the nine months ended October 31, 2002, from $32.6 million for the nine months ended October 31, 2001. Consulting fees are primarily derived from Revenue Enhancement's value-priced engagements and from Global Payments Consulting consolidation and integration consulting solutions. The acquisition of Check Solutions in June 2001 had minimal impact on consulting fee revenue. Consulting revenue derived from our Revenue Enhancement business segment has increased due to improved focus on the pipeline of engagements since October 31, 2001. Consulting revenue from Revenue Enhancement increased $3.4 million, or 100.9% quarter-over-quarter, and $7.9 million or 46.6% on a year-to-date basis. We have been successful in generating revenue from our existing customer base and have increased our penetration into smaller financial institutions with the introduction of our Celerity offering. Additionally, we have been successful in generating value-priced consulting fee revenue from follow-on engagements with existing Revenue Enhancement customers, as demonstrated by $8.0 million, or 32.1% of consulting fees over the nine months ended October 31, 2002 being generated from the same customer engagements. Global Payments Consulting revenue continues to decrease. On a quarter-over-quarter basis Global Payments Consulting revenue decreased $2.2 million, or 62.2%, and $8.9 million, or 61.9%, on a year-to-date basis. We continue to be cautious about the prospects for this business segment as we continue to see soft demand for our IT consulting services as fewer financial institutions are merging and consolidating their operations.

        Software License Fees:    Revenues from software license fees decreased $589,000, or 8.5%, to $6.3 million for the three months ended October 31, 2002 from $6.9 million for the three months ended October 31, 2001. Revenues from software licenses increased $16.9 million, or 108.9%, to $32.4 million for the nine months ended October 31, 2002 from $15.5 million for the nine months ended October 31, 2001. We have continued to experience delayed customer purchasing decisions as customer technology budgets remain tight. In addition, our customers are in a period of transition as the form of payments transfer from traditional paper checks to other electronic forms of payments and they are therefore delaying buying decisions. Approximately, $7.5 million, or 23.1%, of our software license fees for the nine months ended October 31, 2002 were derived from our Check Image Achive software licensed to a major provider of image archive services to financial institutions. For the nine month period ended October 31, 2002, most of the increase in software license fees was due to having a full nine months of Check Solutions revenues as compared with only five months of those revenues in the 2001 period. Economic conditions and delays in customer purchase decisions have slowed sales. We expect this trend to continue until economic conditions improve.

        Software Maintenance Fees:    Revenues from software maintenance fees increased $3.3 million, or 39.4%, to $11.6 million for the three months ended October 31, 2002, from $8.3 million for the three months ended October 31, 2001. Software maintenance fees have increased by $16.1 million, or 93.3%, to $33.4 million for the nine months ended October 31, 2002 from $17.3 million for the nine months ended October 31, 2001. Software maintenance fees represent annually renewable product and telephone support for our software customers. We defer revenue recognition on maintenance fees until cash is collected, which can cause quarter-to-quarter fluctuations. In the three month period ended October 31, 2002, we collected two large overdue maintenance invoices, which resulted in $750,000 being recognized in the period. On a year-to-date basis, the maintenance revenue derived from the Global Payments Technologies business segment, which includes the Check Solutions products acquired in June 2001, contributed an increase of $15.7 million.

        Software Implementation Fees:    Revenues from software implementation fees decreased $575,000, or 8.0%, to $6.6 million for the three months ended October 31, 2002, from $7.2 million for the three months ended October 31, 2001. Revenues from software implementation fees increased $5.6 million, or 40.6%, to $19.5 million for the nine months ended October 31, 2002, from $13.9 million for the nine months ended October 31, 2001. On a quarter-over-quarter basis, the decline in software implementation fee revenue can be attributed to declines in software implementation fees within our Fraud Mitigation, Global Tracking and Cash products within our Global Technology Solutions business segment. Another factor is that $7.5 million of our software license fees during the nine months ended October 31, 2002 were derived from our Check Image Archive Software licensed to a major provider of image archive services to financial institutions that did not include implementation services. Until software license sales regain historical growth rates, we would expect software implementation fee revenue to remain flat or decrease modestly. On a year-to-date basis, the growth of software implementation fee revenue is a result of the Check Solutions acquisition in June 2001, along with a $577,000 increase in CVM/EnAct software implementation fees in the nine months ended October 31, 2002.

        Out-of-Pocket Expense Reimbursements:    Revenues from out-of-pocket expense reimbursements decreased $1.1 million or 42.7% to $1.5 million for the three months ended October 31, 2002, from $2.6 million for the three months ended October 31, 2001. Revenue from out-of-pocket expense reimbursements decreased $2.6 million or 32.2% to $5.4 million for the nine months ended October 31,

2002 from $7.9 million for the nine months ended October 31, 2001. Decreases in these reimbursements are primarily the result of a general decline in our Global Payments Consulting business segment. Engagements in this segment usually require our employees to be at the customer location for extended periods of time.

        Cost of Revenues:    Our total cost of revenues was $16.2 million, or 47.5%, of total revenue for the three months ended October 31, 2002, and was $33.3 million, or 103.6% of total revenue for the three months ended October 31, 2001. Our total cost of revenues was $53.3 million, or 43.9%, of total revenue for the nine months ended October 31, 2002 and was $72.6 million, or 83.4%, of total revenue for the nine months ended October 31, 2001. Cost of revenues decreases, both in absolute dollars and as a percentage of revenues, is a direct result of the cost reduction and restructuring efforts carried out in the last half of fiscal 2001. The cost reduction efforts resulted in lower personnel related costs, such as salaries and travel, along with a reduction in third-party contractors used within the Global Payments Consulting and Revenue Enhancement business segments of approximately $2.4 million and $7.5 million during the three and nine months ended October 31, 2002 as compared to October 31, 2001. Additionally, as we describe below, we wrote off capitalized software costs and prepaid software royalties totaling $12.2 million and $15.0 million in the three and nine month periods ended October 31, 2001, respectively. These two factors which result in lower cost of revenues during the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001 are offset by approximately $6.7 million of increased cost of revenues due to the inclusion of Check Solutions in our operations for the full nine month period ended October 31, 2002.

        Cost of Consulting:    Our cost of consulting was $5.7 million, or 69.4%, of consulting fees for the three months ended October 31, 2002, and was $8.1 million, or 114.5% of consulting fees for the three months ended October 31, 2001. Our cost of consulting was $19.6 million, or 64.0% of consulting fees for the nine months ended October 31, 2002 and was $27.2 million, or 83.4%, of consulting fees for the nine months ended October 31, 2001. Cost of consulting decreased in absolute dollars for both the quarter-over-quarter and year-to-date periods due primarily to reduced personnel-related and contract labor costs through cost reduction and restructuring efforts completed in the last half of fiscal 2001. The decline in costs of consulting fees in the three month period ended October 31, 2002, as compared to the quarterly periods ended July 31, 2002 and April 30, 2002, is primarily due to the reversal of $271,000 of incentive bonus awards due to the decline of our corporate operating results during the three months ended October 31, 2002. This compares to $1.3 million and $364,000 of incentive bonus awards expensed in the three month periods ended July 31, 2002 and April 30, 2002, respectively. The lower gross margins in both the three and nine month periods ended October 31, 2001 resulted from decreased consulting fees derived from our Revenue Enhancement business segment. The majority of our consulting fee revenue is driven by value-priced engagements within our Revenue Enhancement business segment that fluctuate significantly from period-to-period; as a result, our gross margins will also fluctuate based on the amount of value-priced revenue recognized.

        Cost of Software Licenses:    Our cost of software licenses was $1.9 million, or 29.5%, of software license fees for the three months ended October 31, 2002, and $1.9 million, or 27.6%, of software license fees for the three months ended October 31, 2001. Our cost of software licenses was $5.6 million, or 17.3%, of software license fees for the nine months ended October 31, 2002 and $4.6 million, or 29.7%, of software license fees for the nine months ended October 31, 2001. Cost of software licenses consist principally of amortization of capitalized software costs, amortization of acquired developed technology and royalties payable to third parties. In absolute dollars, the increase in the year-to-date period is primarily due to the additional amortization of approximately $434,000 of the acquired technology resulting from the Check Solutions acquisition on June 6, 2001. Despite the fixed nature of approximately $1.5 million per quarter of amortization of capitalized software costs, costs of acquired developed technology and costs of software licenses as a percentage of software license fees will fluctuate based on the level of software license fee revenue recognized. Additionally, in connection with software license agreements entered into with certain banks and purchase agreements with vendors under which our acquired software technology is used in products sold to our customers, we are required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30% of the associated revenue. Approximately $597,000 and $384,000 of royalty expense was recorded under these agreements for the three months ended October 31, 2002 and 2001, respectively, and $1.8 million and $1.1 million for the nine months ended October 31, 2002 and 2001, respectively.

        Write-off of Capitalized Software Costs and Prepaid Software Royalties:    During the three months ended July 31, 2001, in connection with our periodic impairment review of our portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on our calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

        Effective March 31, 2001, we entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance, we were the exclusive provider of EnAct customer relationship software methodology to the banking industry. Under the agreement, we became obligated for guaranteed royalty payments of $12.5 million. Based on our periodic evaluation of the future cash flows associated with this product, a liability for the remaining $2.5 million obligation was accrued at October 31, 2001, and the carrying value of the prepaid software royalties, at that time, of $9.7 million was reduced to zero. This analysis resulted in a charge of $12.2 million to "Cost of Revenues" during the three months ended October 31, 2001.

        Cost of Software Maintenance:    Our cost of software maintenance was $2.5 million, or 21.4%, of software maintenance fees for the three months ended October 31, 2002, and $2.5 million, or 29.7%, of software maintenance fees for the three months ended October 31, 2001. Our cost of software maintenance was $7.7 million, or 23.2%, of software maintenance fees for the nine months ended October 31, 2002 and $5.7 million, or 32.9%, of software maintenance fees for the nine months ended October 31, 2001. The growth in the cost of software maintenance in absolute dollars for the nine months ended October 31, 2002 is principally due to the addition of Check Solutions for a complete nine month period during the period ended October 31, 2002. The acquisition of Check Solutions in June 2001 expanded our maintenance base and allowed for greater leverage of maintenance support costs, resulting in improved margins and lower maintenance costs as a percentage of maintenance revenues.

        Cost of Software Implementation:    Our cost of software implementation was $4.7 million, or 70.6%, of software implementation fees for the three months ended October 31, 2002 and $5.5 million, or 77.3%, of software implementation fees for the three months ended October 31, 2001. Our cost of software implementation was $14.5 million, or 74.3%, of software implementation fees for the nine months ended October 31, 2002, and $11.0 million, or 79.5%, of software implementation fees for the nine months ended October 31, 2001. In response to declining software implementation fees, the decline in the costs of software implementation fees on a quarter-over-quarter basis is a result of two Company corporate reorganizations in fiscal 2001 that reduced our workforce and third party contractors. The gross margins for software implementation fees have remained relatively stable, ranging from 29.4% (fiscal 2002 period) to 22.7% (fiscal 2001 period), on a quarter-over-quarter basis and 25.7% (fiscal 2002 period) to 20.5% (fiscal 2001 period) on a comparative year-to-date basis. The increase in costs of software implementation fees on a year-to-date basis is principally due to the acquisition of Check Solutions in June 2001.

        Cost of Out-of-Pocket Expense Reimbursements:    Our cost of out-of-pocket expense reimbursements was $1.6 million, or 105.6% of related revenues for the three months ended October 31, 2002, and was $3.0 million, or 115.9% of related revenues for the three months ended October 31, 2001. Our cost of out-of-pocket expense reimbursements was $5.9 million, or 109.4% of related revenues for the nine months ended October 31, 2002, and was $9.1 million, or 115.6% of related revenues for the nine months ended October 31, 2001. Cost of out-of-pocket expense reimbursements have generally declined along with reduced engagements in our Global Payments Consulting business segment. This segment has historically had engagements which required extended stays at customer locations. Improvements in margins have come with higher reimbursement levels for costs being incurred.

        Selling, General and Administrative:    Our selling, general and administrative expenses were $12.6 million, or 36.8%, of total revenue for the three months ended October 31, 2002, and $13.2 million, or 41.1%, of total revenue for the three months ended October 31, 2001. Our selling, general and administrative expenses were $38.0 million, or 31.3%, of total revenue for the nine months ended October 31, 2002, and $35.3 million, or 40.6%, of total revenue for the nine months ended October 31, 2001. Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, as well as fees for professional services and other related costs, are classified within selling, general and administrative expense. The decrease in quarter-over-quarter selling, general and administrative expenses is principally the result of the reversal of $695,000 of incentive bonus plan awards due to the decline of corporate operating results during the three month period ended October 31, 2002. The $2.6 million increase in selling, general and administrative costs for the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001 consists of a $1.9 million increase in selling, general and administrative expenses for the inclusion of Check Solutions operations for the full nine months that ended October 31, 2002. Additionally, during the nine months ended October 31, 2002, we realized savings through two Company corporate reorganizations that resulted in reductions of personnel costs, however, these savings were offset by increased health, directors and officers' insurance along with an increase in professional fees.

        Research and Development:    Research and development costs were $3.2 million, or 9.4%, of total revenue for the three months ended October 31, 2002, and $3.7 million, or 11.6%, of total revenue for the three months ended October 31, 2001. Research and development costs were $9.4 million, or 7.7%, of total revenue for the nine months ended October 31, 2002, and $7.0 million, or 8.0%, of total revenue for the nine months ended October 31, 2001. Research and development costs decreased on a quarter-over-quarter basis due to heightened research and development activity in the three months ended October 31, 2001 related to development and testing of our Back Office product line. Research and development costs have remained consistent for the three quarters of fiscal 2002. Research and development costs have increased on a year-to-date basis, as compared with the same period in fiscal 2001, principally due to the acquisition of Check Solutions on June 6, 2001. We have continued to invest in our solutions, in support of revenue growth and quality enhancements.

        Amortization of Intangible Assets:    Our amortization of intangibles was $350,000, or 1.0%, of total revenue for the three months ended October 31, 2002, and $1.6 million, or 5.1%, of total revenue for the three months ended October 31, 2001. Our amortization of intangibles was $1.1 million, or 0.9%, of total revenue for the nine months ended October 31, 2002, and $2.7 million, or 3.1%, of total revenue for the nine months ended October 31, 2001. The amortization for the three and nine months ended October 31, 2002 is a result of the recognition of amortization expense for a customer relationship intangible asset acquired in the Check Solutions acquisition. Goodwill and other intangibles with indefinite lives ceased to be amortized effective February 1, 2002, when we adopted Statement of Financial Accounting Standards No. 141 and No. 142 ("SFAS 141" and "SFAS 142"). See further discussion in Note 2 to our Condensed Consolidated Unaudited Financial Statements regarding the adoption of SFAS No. 141 and No. 142.

        Merger, restructuring and other charges:    The Company recorded no merger, restructuring and other charges during the three or nine month periods ended October 31, 2002. The Company recorded various Merger and restructuring charges during the three and nine month periods ended October 31, 2001 as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Quarterly period ending July 31, 2001	$1,925	$9,705	$240	$298	$12,168
Quarterly period ending October 31, 2001	—	4,239	—	—	4,239

Year-to-Date at October 31, 2001	$1,925	$13,944	$240	$298	$16,407

        In connection with the acquisition of Check Solutions during June 2001, the Company recorded $14.5 million in merger-related costs (consisting of $10.2 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs).

        Included in this charge was $1.9 million of cash termination benefits associated with the separation of 50 employees. Most of the affected employees left their positions during the quarterly period ending October 31, 2001.

        After an extensive review of the CheckFlow Suite product line, management determined that the CheckFlow Suite was no longer viable in the market in the form originally developed. The Company developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 ("the Agreement"). Pega filed suit to restrain the Company from developing, marketing, licensing, advertising, leasing, or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly competed with the products jointly developed under the Agreement. The charges related to the discontinuance of the CheckFlow Suite and the estimated settlement with Pega were as follows (in thousands):

Write-off of capitalized software costs	$3,711
Settlements and estimated implementation costs for existing CheckFlow customer	4,263
Write-off of prepaid royalties previously paid to Pega	606
Estimated settlement with Pega	1,125

Total	$9,705

        Included in the merger, restructuring and other charges recorded is a facility closure charge of $240,000 for office space, which will no longer be utilized.

        In addition to the merger and restructuring charges described above, and in connection with the Check Solutions acquisition, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions, which had not yet reached technological feasibility.

        On October 1, 2001, the Delaware Chancery Court granted Pega's motion for preliminary injunction. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under this Settlement Agreement, the Company agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001), which includes royalties on prior period sales of the four Back Office products. Consistent with the prior Agreement, the Company will continue to pay Pega royalties based on future sales of the four Back Office products through October 31, 2006. The resulting settlement and legal costs incurred in excess of the initial $1.1 million accrual recorded in the period ended July 31, 2001 were recorded as a component of Merger, restructuring and other charges in the quarterly period ended October 31, 2001.

        The activity related to the Merger, restructuring and other charges reserve balance during the Company's three quarterly periods ended October 31, 2002 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total
January 31, 2002 reserve balance	$3,542	$7,341	$367	$11,250
Cash paid	(958)	(1,655)	(61)	(2,674)

April 30, 2002 reserve balance	2,584	5,686	306	8,576
Cash paid	(833)	(1,664)	(61)	(2,558)

July 31, 2002 reserve balance	$1,751	$4,022	$245	$6,018
Cash paid	(576)	(2,015)	(60)	(2,651)

October 31, 2002 reserve balance	$1,175	$2,007	$185	$3,367

        Interest Income:    Interest income decreased $37,000 to $138,000 for the three months ended October 31, 2002, from $175,000 for the three months ended October 31, 2001. Interest income decreased $1.2 million to $331,000 for the nine months ended October 31, 2002 from $1.5 million for the nine months ended October 31, 2001. Interest income declined on both a quarter-over-quarter and year-to-date basis due to the use of cash to fund approximately $65.2 million for the Check Solutions acquisition in June 2001. We expect interest income to be insignificant during fiscal 2002.

        Interest Expense:    Interest expense decreased $210,000 to $605,000 for the three months ended October 31, 2002, from $815,000 for the three months ended October 31, 2001. Interest expense increased $645,000 to $2.1 million for the nine months ended October 31, 2002, from $1.4 for the nine months ended October 31, 2001. Interest expense decreased on a quarter-over-quarter basis due to a decreased amount of borrowings outstanding under the revolving credit agreement and a decreased interest rate. During the nine months ended October 31, 2001, there were four months in which the revolving credit agreement was not in place and no interest incurred since it was used to fund a portion of the Check Solutions acquisition in June 2001.

        Provision (Benefit) for Income Taxes:    The net tax benefit of $666,000 for the nine months ended October 31, 2002 is a result of a $1.9 million tax benefit generated by additional tax loss carrybacks available to us as a result of the recently passed Job Creation and Workers Assistance Act of 2002, offset by a $1.2 million provision for taxes based on an estimated annual effective tax rate of 7.0% for the year ending January 31, 2003. The estimated annual effective tax rate is lower than the statutory federal and state rates as a result of the carryforward of additional net operating losses expected to be utilized during the year ending January 31, 2003.

Liquidity and Capital Resources

        At October 31, 2002, we had working capital of $24.1 million compared with $4.1 million at January 31, 2002. We had $25.6 million in cash and cash equivalents at October 31, 2002, a decrease of $35,000 from $25.7 million in cash and cash equivalents at January 31, 2002. At October 31, 2002, we had $28.0 million of long-term debt compared to $44.0 million at January 31, 2002.

        During the three months ended October 31, 2002, we generated $163,000 of cash from operating activities, as compared to using $8.3 million during the three months ended October 31, 2001. During the nine months ended October 31, 2002, we generated $7.8 million of cash from operating activities, as compared to using $14.0 million during the nine months ended October 31, 2001.

        The improvement in our operating results, in both the three and nine month periods ended October 31, 2002, have contributed to an increased amount of cash from operating activities. Additionally, in both the three and nine month periods ended October 31, 2001, we made guaranteed royalty payments to Exchange Applications, Inc. of $1.4 million and $10.4 million, respectively, that negatively impacted cash flows during these periods.

        The timing of cash collections can cause fluctuations from quarter-to-quarter in our cash generated from operating activities. Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement and receivables for expense reimbursements. The following table contains the quarterly days sales outstanding (DSO):

Quarter ended	DSO
October 31, 2002	97
July 31, 2002	73
April 30, 2002	76
January 31, 2002	92
October 31, 2001	110

        From an investing perspective, we used $1.6 million and $1.0 million during the three months ended October 31, 2002 and 2001, respectively. Cash used in investing activities was $3.5 million and $68.7 million during the nine months ended October 31, 2002 and 2001, respectively. These uses of cash are comprised of purchases of property and equipment and capitalized software development. In the nine months ended October 31, 2001, we used $78.1 million to acquire Check Solutions Company (see Note 4 to Notes to Condensed Consolidated Unaudited Financial Statements).

        From a financing perspective, we used $7.0 million and $387,000 during the three months ended October 31, 2002 and 2001, respectively. Cash used in financing activities for the nine months ended October 31, 2002 was $4.4 million, and the cash provided by financing activities was $44.3 million during the nine months ended October 31, 2001. The cash used in financing activities during the three and nine months ended October 31, 2002 was comprised of $7.0 million and $16.0 million, respectively, of payments on our revolving credit agreement, with the nine month period being offset with $2.3 million of stock option proceeds and proceeds from a private placement of our common stock. The net proceeds from the offering of $9.3 million were used to satisfy obligations due certain employees of Check Solutions, with the remainder used for working capital. During the nine months ended October 31, 2001, we borrowed $45.0 million related to the acquisition of Check Solutions in June 2001.

        On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. At October 31, 2002, we had $28.0 million outstanding. All outstanding borrowings are due June 5, 2004. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.50% to 1.25% depending on our ratio of funded debt to Earnings before Interest, Taxes Depreciation and Amortization ("EBITDA") or London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.00% to 2.75% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.375% to 0.50% depending on our ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Substantially all of our assets collateralize this revolving credit agreement. During December 2002, we were granted a waiver which was subsequently extended until April 30, 2003 to file our quarterly financial statements and corresponding compliance certification for the quarter ended October 31, 2002. We were granted a waiver of an event of default arising as a result of any inaccuracy in, or misstatement of, the financial statements or required certificates previously filed arising from the restatement of the financial statements. As of October 31, 2002, we were in compliance with the covenants of the revolving credit agreement, as amended. While there can be no assurance, we believe we will continue to meet these covenants during the year ended January 31, 2003. Negative trends in our operating results or any instances of non-compliance could negatively impact our liquidity.

        We expect that existing cash and cash generated from operating activities will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2002. However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all. In the future we may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, which could change our financing needs. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

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

        Revenue Recognition

        Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction—Type and Certain Production—Type Contracts."

        Consulting Fees.    We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are generally paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues paid on a percentage-of-completion basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-priced contracts are recognized when estimable. Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. We must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the bank will purchase the solution. Costs associated with these value-pricing contracts are expensed as incurred. These contracts typically provide for us to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, we may offer payment terms which extend beyond 12 months. When we enter into an agreement that has a significant component of the total amount payable under the agreement due beyond 12 months and it is determined payments are not fixed and determinable at the date the agreement is entered into, revenue under the arrangement will be recognized as payments become due and payable. When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

        Costs associated with time and materials, fixed-priced and value-priced consulting fee arrangements are expensed as incurred and are included as a component of the cost of consulting fees.

        We expect that value-priced contracts will continue to account for a large percentage of our revenues in the future. As a consequence of the use of value-priced contracts and due to the revenue recognition policy associated with those contracts, our results of operations will likely fluctuate significantly from period to period.

        Regardless of the pricing method employed by us in a given contract, we are typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers. Beginning February 1, 2002, we began to characterize reimbursements for out-of-pocket expenses incurred as revenue in the statement of operations and all comparative statements of operations have been revised to reflect this change.

        Software License Fees.    In the event that a software license is sold either together with consulting services or on a stand-alone basis, we are usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed 12 months. Under SOP 97-2, we recognize software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires us to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software, both the product license revenue and implementation fees are recognized as services are performed.

        Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting. We determine whether there is vendor specific objective evidence of fair value ("VSOEFV") for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant production, modification or customization of the software is required, we defer revenue recognition of the software license fees. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method as set forth in SOP 98-9. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in our price book. Evidence of VSOEFV for services (installation, implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. We establish VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

        Although substantially all of our current software licenses provide for a fixed-price license fee, some licenses provide for the customer to pay a monthly license fee based on the actual use of the software product. The level of license fees earned by us under this arrangement will vary based on the actual amount of use by the customer. Revenue under these arrangements is recognized on a monthly basis.

        Software Maintenance Fees.    In connection with our sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services, which typically are renewed annually. We charge an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to us at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time the maintenance fee is paid by the customer.

        Software Implementation Fees.    In connection with the sale of a software license, a customer may elect to purchase software implementation services, including software enhancements, patches and other software support services. Most of the customers that purchase software licenses from us also purchase software implementation services. We price our implementation services on a time-and-material or on a fixed-price basis, and we recognize the related revenues as services are performed. Costs associated with these engagements are expensed as incurred.

        Royalties

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to its customers, we are required to pay royalties on sales of certain software products, including four Back Office products and Branch Truncation Management product. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20%-30% of the associated revenues. Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying consolidated statement of operations.

        Allowance for Doubtful Accounts

        A large proportion of our revenues and receivables are attributable to our customers in the banking industry. Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of our products and services, we set up a specific reserve in an amount we determine appropriate for the perceived risk. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer's ability to meet their financial obligations to us, our estimates of recoverability of amounts due us could be reduced by a material amount.

        Software Costs Capitalized, Goodwill, Other Intangible Assets and Other Long-Lived Assets

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

        Through January 31, 2002, goodwill and other intangible assets were amortized using the straight-line method over lives of 6 to 15 years. We adopted SFAS No. 142, Goodwill and Other

Intangible Assets (SFAS 142) effective February 1, 2002. Under SFAS 142, goodwill and indefinite lived intangibles are no longer amortized. See "Recently Issued Accounting Standards" in Note 2 of Notes to Consolidated Financial Statements. Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142. The initial impairment analysis did not result in any write-down of capitalized costs.

        We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment, we use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated. If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset. During the quarterly period ended January 31, 2003, events and circumstances caused us to revaluate goodwill resulting in an impairment charge of $46.0 million. Goodwill at January 31, 2003 totaled $21.2 million. Further deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

        Merger, Restructuring and Other Charges

        During fiscal year 2001, we recorded significant reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings. No additional reserves were recorded during the three or nine months ended October 31, 2002. These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

        Contingencies

        We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments of outcomes to these matters as well as potential ranges of probable losses. A determination of the amount or reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in insurance coverage or approach such as change in settlement strategy.

        Income Taxes

        We recognize deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of our cumulative net losses we have provided a full valuation allowance against our net deferred tax assets. In addition, we expect to provide a full valuation allowance of any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addressed accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. According, SFAS 146 may affect timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to required disclosure about those effects in interim financial information. These disclosure requirements are effective for the Company's fiscal year ended January 31, 2003.

        In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." The Company does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At October 31, 2002, we did not hold any fixed-rate investments.

        We currently have $28.0 million outstanding under our revolving credit agreement at October 31, 2002. As described in Note 6 of our Notes to Condensed Consolidated Unaudited Financial

Statements, the interest rate is variable. At October 31, 2002, the interest rate on $25.0 million of the debt was 5.5625%, and the interest rate on $3.0 million of the debt was 5.375%.

  Foreign Currency Risk

        We currently have operations in several international locations including Canada, United Kingdom, South Africa and Australia. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Due to the nature of these operations, we currently utilize the U.S. Dollar as the functional currency for all international operations.

        An insignificant portion of our accounts receivable balance at October 31, 2002 was denominated in a foreign currency. Our exposure to adverse movements to foreign exchange rates is not significant. Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating foreign currency exchange rates within our customer contracts. Historically, foreign currency gains and losses have not had a significant impact on our results of operations or financial position. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Item 4. Controls and Procedures

Disclosure Controls

        We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

        Our Chief Executive and Chief Financial Officers are responsible for evaluating the effectiveness of our disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

        In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Controls

        In light of our determination in January 2003 that it was necessary to restate our previously released consolidated financial statements, these officers directed that steps be taken to enhance the operation and effectiveness of our internal controls and procedures to ensure that we apply the proper accounting treatment to our customer contracts. Since the date of our determination that it was necessary to restate our previously released financial statements, we have made a number of changes that have strengthened our internal controls in this area. These changes included, but were not necessarily limited to, (i) the modification of our internal procedures relating to the receipt and processing of customer contracts, (ii) publication of these new procedures, and (iii) required monitoring of the procedures.

        Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits against the Company, John D. Carreker Jr. and Terry L. Gage into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. Also, on March 3, 2003, Claude Alton Coulter filed a purported class action lawsuit (Civil Action No. 503-CV-5-Q) against the Company, John D. Carreker Jr. and Terry L. Gage in the United States District Court for the Eastern District of Texas, Texarkana Division. These complaints, filed on behalf of purchasers of our common stock between May 20, 1998 and December 10, 2002, inclusive, allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. These complaints also allege, among other things, that defendants artificially inflated the value of Carreker stock by knowingly or recklessly misrepresenting the Company's financial results during the purported class period. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.

        The Company denies the allegations in these complaints and intends to defend itself vigorously.

        Earnings Performance Group ("EPG") filed a complaint on or about September 16, 1998 in the Superior Court of New Jersey, Law Division, Essex County seeking to enjoin and restrain the Company from using any EPG confidential or proprietary information or trade secrets and from employing any former EPG employee in such a manner that disclosure or use of an EPG confidential or proprietary information or trade secret would be likely. EPG also seeks (a) an accounting of any profits realized from or attributable to the use of any EPG confidential or proprietary information or trade secret, (b) compensatory and exemplary damages, plus interest and (c) attorneys' fees and costs of suit. On October 14, 1998, the Company removed the case to the United States District Court for the District of New Jersey. The Company answered the complaint on November 4, 1998, essentially denying the allegations and setting forth various affirmative defenses. On November 20, 1998, the Company filed an Amended Answer, Separate Defenses and Counterclaim. In the Counterclaim the Company asserts claims for (a) restraint of trade, (b) tortuous interference with contractual relationships, (c) unfair competition and (d) interference with prospective economic advantage.

        The Company intends to defend this case vigorously and to pursue its counterclaim.

        It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits.

        We are also subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

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
  (b)
  Reports on Form 8-K

  We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 31, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr. Chairman of the Board and Chief Executive Officer	Date:	April 30, 2003

By:	/s/ TERRY L. GAGE Terry L. Gage Executive Vice President and Chief Financial Officer	Date:	April 30, 2003

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003

By:	/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr. Chairman of the Board and Chief Executive Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003

By:	/s/ TERRY L. GAGE Terry L. Gage Executive Vice President and Chief Financial Officer

QuickLinks

CARREKER CORPORATION Index
PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
CARREKER CORPORATION Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
CARREKER CORPORATION Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
CARREKER CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
Carreker Corporation Notes to Condensed Consolidated Unaudited Financial Statements For the Three and Nine Months Ended October 31, 2002 and 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II: OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS