Form 10-K
period 2003-01-31
CARREKER CORP
filed 2003-04-30
CIK 1057709

Use these links to rapidly review the document
Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24201

CARREKER CORPORATION
(Exact name of registrant as specified in its charter)

75-1622836 (I.R.S. Employer Identification No.)	Delaware (State or other jurisdiction of incorporation or organization)
4055 Valley View Lane #1000 Dallas, Texas 75244 (Address of principal executive offices)	75244 (Zip Code)
Registrant's telephone number, including area code: (972) 458-1981

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value on July 31, 2002 of the voting and non-voting common equity held by non-affiliates of the registrant was $160,656,532.

        Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of April 11, 2003: 23,547,326

DOCUMENTS INCORPORATED BY REFERENCE

        Selected portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business.

        Unless the context otherwise requires, the term "we," "us," "our," "Company," "Carreker," or "Carreker Corporation" when used in this Form 10-K ("Report") and in the Annual Report to the Stockholders refers to Carreker Corporation, a Delaware corporation organized in 1998, and its consolidated subsidiaries and predecessors. Our Internet Website address is www.Carreker.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet Website under "Investor Relations (IR)—SEC Filings" as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our Internet Website does not constitute a part of this Report. This Report contains some forward looking statements within the meaning of the federal securities laws. When used in this Report, the words "expects," "plans," "believes," "anticipating," "estimates," and similar expressions are intended to identify forward looking statements. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward looking statements due to a number of factors, including without limitation those set forth under "—Forward Looking Statements and Risk Factors" below.

Our Business Focus

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

        We are organized into three primary operating divisions: Global Payments Technologies ("GPT"), Revenue Enhancement ("Rev E"), and Global Payments Consulting ("GPC"). These operating divisions are structured to provide three discreet, yet synergistic avenues through which we can bring value to our customers.

        Global Payments Technologies.    This division is responsible for design, development, sales, and support of our payment technology solutions. This division is comprised of more than 135 software products and solutions, which encompass the following lines of business:

  •
  Traditional check processing applications

  •
  Electronic check presentment

  •
  Check image capture, storage, and delivery

  •
  'Back office' research, exceptions, adjustments, and returns processing

  •
  Fraud risk mitigation

  •
  Cash logistics and inventory management

        The strategic emphasis for GPT is to help financial institutions achieve total electronification of the check workflow and clearing process; to deliver enhanced fraud mitigation capabilities; and to increasingly support processing of non-check payment types through Carreker software solutions. Revenue is derived from license fees, implementation fees and maintenance fees.

        Revenue Enhancement.    This highly specialized practice group provides consulting and software solutions focused on increasing clients' revenue streams. Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, acquisition and profitability. A majority of the revenue generated by this division is through benefit-sharing agreements with client banks. The Revenue Enhancement Product Portfolio includes tactical consulting solutions, a licensable software product and sales management methodology.

        Global Payments Consulting.    The objective in our professional services organization is to provide banks with "applied thought leadership" related to payments. GPC services include:

  •
  Payments strategy

  •
  Imaging solutions design and implementation

  •
  Float management and pricing

  •
  Modeling tools for operations workflow and expense, and for payment revenue streams

  •
  Operations workflow design and optimization

        Revenue in the GPC division is primarily derived through the delivery of consulting services primarily through time and materials agreements with clients.

        Through these three operating divisions, we seek to provide our customers with a broad set of strategic, tactical, and technological solutions that address both the expense and the revenue sides of the payments business.

Our Market

        The global payments industry, while defined and measured differently by various analysts, represents a substantial market space. Boston Consulting Group estimates that in 2002, payments revenues were $176 billion for banks in the United States (U.S.) and $254 billion worldwide. It forecasts that the worldwide market will experience approximately a 30% increase to $332 billion by the year 2010. Carreker estimates that for a typical top-50 U.S. bank, payments revenues—as defined by BCG—comprised 35-40% of their total operating revenue in 2002.

        Tower Group estimates that global technology expenditures on payments infrastructure in 2002 were approximately $12 billion, and they expect this number to grow for the next three years at a rate of 5.3% annually. Payments-related revenue for non-bank, third party processors in 2002 was an estimated $119 billion in the United States. One component of the payments market is fraud solutions.

        Our fraud solutions target an area of direct financial losses to banks, which in 2002 amounted to more than $1 billion (total deposit account fraud losses) in the United States. There is an increasing payment fraud and money laundering regulatory focus in the U.S and internationally, which is expected to drive the estimated 2002 worldwide expenditures of $240 million for transaction monitoring and anti-money laundering software solutions at a growth rate of 15% annually through 2005.

        While the majority of our business continues to come from top-100 banks in the U.S., we consider other geographic regions and customer segments to be important elements of our market opportunity. With a presence in Toronto, London, Johannesburg and Sydney, we have been able to leverage additional revenues from our existing product and service offerings. We are pursuing international markets by working to define and deliver additional technology and service offerings that will be more directly targeted at those and other non-U.S. markets.

        Non-bank payment service providers comprise a substantial market opportunity for our business, as well. We now have volume-sensitive licensing agreements for various Carreker solutions in place with providers in the United States, United Kingdom, and Canada through which we will participate in the business success of those providers. We have specifically assigned sales resources to engage and support such providers.

        Significant new regulatory, competitive, technological, and behavioral forces are acting on the payments industry now in ways that seem likely to impact virtually all participants in this market space.

        Regulatory Change.    There are three important areas of regulatory changes:

  •
  Check21—This pending piece of U.S. legislation is expected by most industry observers to pass the U.S. Congress within the next 12 months and will provide an important new impetus to the practice of exchanging check "images,' in lieu of actual checks, between financial institutions. We believe the effect of this legislation will be potentially to increase market demand for our check imaging, electronic check presentment, and image back office products and we are actively positioning those products accordingly.

  •
  Patriot Act—This U.S. legislation was passed in October 2001 following the terrorist acts of 9/11, and places new requirements on banks to monitor and report potential money-laundering activities. We are working now to incorporate enhanced anti-money laundering technologies into our fraud mitigation suite of software products.

  •
  Basel II Accord—The pending international Basel II Accord, anticipated to go into effect in 2007, stipulates significant new capital and operational risk management requirements for banks. In a 2002 survey by KPMG of 190 banks representing 19 countries, more than 60% of responding banks worldwide expressed "significant" concerns about their ability to implement new operational risk requirements and 30% of respondents had already allocated Basel project budgets. Whether in terms of new redundancy requirements for payments infrastructure or new business continuity practices for banks, we believe additional opportunities to leverage our technology and our operations consulting expertise may result from banks' efforts to achieve compliance.

        Technological Change.    Technologies for electronification of check workflows continue to be refined and to gain further industry adoption. Many of our key customers are defining strategies now for the electronification of checks at the earliest point of receipt and for exchanging images between banks as a basis for financial settlement. Such practices would significantly reduce check-related operating expenses for banks and position banks to deliver more robust payment services to their customers. We believe we are positioned, through our broad suite of check imaging products, to benefit from continued adoption of check imaging.

        At the same time, practices are emerging for conversion of checks at the point of sale or at lockbox processing locations to alternative electronic payment types, such as ACH or debit transactions. In these cases, transactions are less likely to be processed through Carreker's current suite of technology solutions. We are developing enhancements to selected products that will address these electronic payment types.

        As a third point, integration between banks and the point of sale will increasingly lead to more real time verification and guarantee of transactions at the point of sale. We are engaged now with key customers and partners in trying to define next-generation fraud mitigation solutions, and see this as an area of opportunity for technology growth.

        Behavioral Change.    While industry experts debate the extent and rate of decline in check usage, it is generally believed that check volumes flattened and began a gradual decline in the mid-1990s. It is anticipated that consumer use of internet bill payment, debit cards, stored value cards, ACH payments, and other electronic technologies will continue to grow, generating some commensurate decline in paper check volumes over the coming years. With overall U.S. payment transaction volumes continuing to grow, it is expected that electronic volumes will surpass check volumes for the first time in a 2005 or 2006 timeframe.

The Carreker Solution

        Our products and services are designed to address the unique requirements of the banking industry. These solutions combine consulting services and technological applications to enable banks to identify and implement payment solutions, increase revenues, reduce costs and enhance delivery of customer services. The key characteristics of our solutions include:

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

        Broad Array of Services and Technology.    We believe that our offerings are one of the broadest in the banking industry, enabling us to provide a bank with an expert solution targeted to a narrow area of a bank's operations or to address a broad range of a bank's operational requirements. We believe that offering a wide variety of solutions, from revenue enhancement to cost reduction to improved delivery of customer services, enhances the value we offer to our customers. In addition, our solutions embrace critical aspects of payments, including mitigation of fraud, electronic processing of paper-based payments, archiving of historical transactions and research and adjustments relating to each of these functions. Our complementary groups of products and services, when offered together, are able to deliver comprehensive solutions to banks. We believe we are ideally positioned to assist banks in the transformation of their financial transaction processing expertise into profitable revenue opportunities with their commercial customers.

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

        Specific solutions in the Global Payments Technologies group include:

Solution	Description	Products Offered
Fraud Mitigation	Automated fraud detection and prevention solutions that reduce incidents of check fraud, deposit fraud, check kiting, and electronic fraud. Scalable solutions are offered for community banks.	FraudLink On-Us, FraudLink Deposit, FraudLink Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink PC, CORE, FraudLink ACHeCK, eFraudLink.com, Fraud Solutions Consulting
Back Office Processing	Products that bring new efficiencies to back-office operations through leading-edge image, workflow, and RECO technologies.	Adjustments/Express, Exceptions/Express, Input/Express, Inbound Returns/Express, Image Bulk-File, All Transactions File and Fine Sort
Remittance Processing	Both host- and client/server-based platforms for improved productivity in processing retail and wholesale remittance transactions.	NeXGen Remittance
Conventional Check Capture	An extensive array of enhancement products that add flexibility and usability to IBM's Check Processing Control System (CPCS) and the IBM 3890/XP series of Document Processors.	Conventional Capture Products, CPCS Enhancements Products, XP/Productivity Tools, Platform Emulation, NeXGen Settlement, NeXGen Balancing, LTA (Large Table Access)
Check Image Capture	Products and services related to the capture, storage and delivery of check images.	ALS & CIMS Products, NeXGen Image Processor, Image Enhancement Products, Reject Repair, RECO Technology, Image POD, Image Delivery Products, Delivery Express
Check Image Archive Management
	Comprehensive array of check image archive management products that may be tailored to a bank's unique requirements based on their operational environments and volumes. Carreker offers archive technology for both in-house solutions and shared outsource providers.	Check Image Archive-AIX, Check Image Archive-MVS, Check Image Archive Load
Image Applications	Applications providing new solutions that address revenue enhancement and expense reduction issues through the application of image, workflow and RECO technologies.
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

Customers

        A majority of our revenues are generated from contracts with banks maintaining assets in excess of $5.0 billion. We currently provide services or products to each of the 20 largest banks in the United States, as measured by total assets by Sheshunoff Information Services. Our five largest customers accounted for approximately 34%, 34% and 50% of total revenues during the fiscal years ended January 31, 2003, 2002 and 2001, respectively. U.S. Bank, N.A. accounted for approximately 10% of total revenues during the year ended January 31, 2003, and Wells Fargo & Company accounted for approximately 11% of total revenues during the year ended January 31, 2002. U.S. BANK, N.A. accounted for approximately 29% of total revenues during the year ended January 31, 2001. Please see Note 14 of our Notes to Consolidated Financial Statements for information about our non-U.S. customers.

Solutions Development

        Our solutions development activities focus on identifying specific bank needs, prototyping and developing promising applications, test marketing new products, developing sales strategies and coordinating distribution and on-going maintenance for each of our solutions. In certain instances, we have contracted with third party software development companies to develop our solutions.

        We frequently receive customer requests for new services and/or software. We strive to develop solutions in response to these requests and historically have been able to partner with our customers and share some or all of the development costs. In addition to customer-funded solutions development, we have invested significant amounts in solutions development, including expenditures of $11.3 million,

$10.8 million, and $6.1 million for research and development in the years ended January 31, 2003, 2002 and 2001, respectively. Further, some of our key product introductions have resulted from the adaptation of products developed for customers to a wider market. In exchange for either a one-time payment and/or on-going royalties, we are often able to obtain the right to develop, enhance and market these modified products.

Technology

        Our software products incorporate open systems architecture and protocols to provide scalability and functionality to interface with a bank's current and legacy systems. Our core proprietary technologies, for both our client/server and mainframe software products, are primarily directed at using a standard set of components, drivers, and application interfaces, and leveraging the quality and productivity benefits of reusable component development.

        Many of our newer products operate on Windows or Unix platforms, support industry-standard Web browsers such as Microsoft Internet Explorer and AOL Netscape, and databases such as Oracle, DB2, or SQL, and can be delivered as an ASP or standard packaged product.

        We continue to enhance our second-generation computer systems, which are primarily IBM mainframe-based or client server applications, and use common computer tools to integrate the data from these computer programs into our new products.

Sales and Marketing

        We have developed strong relationships with many senior bank executives as a result of our delivery of solutions to many of the largest banks in the United States for over 20 years. As of January 31, 2003, we had 22 Account Relationship Managers, who are responsible for managing our day-to-day relationships with our customers. 16 are responsible for North American bank relationships, and 6 are responsible for the International bank relationships. Our Account Relationship Managers' responsibilities include identifying customers' needs and assisting our business unit teams in presenting their solutions and concluding sales. Our Account Relationship Managers work closely with our executive officers, some of whom serve as Executive Relationship Managers to our customers. We also employ technical sales support staff, who are familiar with our technology and who participate in opportunities to sell technology-based solutions.

        We derive a significant portion of our business through customer referrals. In addition, we market our services through a variety of media, including:

  •
  our web site;

  •
  direct mail;

  •
  user conferences conducted exclusively for our customers;

  •
  participation in industry conferences and trade shows;

  •
  publication of "white papers" related to specific aspects of our services;

  •
  customer newsletters; and

  •
  informational listings in trade journals.

        As of January 31, 2003, we employed a marketing staff of 13 individuals, including graphics designers, writers, administrative coordinators and a Web master.

Competition

        We compete with third-party providers of services and software products to the banking industry, which include consulting firms and software companies. Many of these competitors have significantly greater financial, technical, marketing and other resources than we do. However, we believe that our market position with respect to these competitors is enhanced by virtue of our unique ability to deliver fully integrated software solutions and consulting services focused on enabling banks to identify and implement payments solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. We believe that we compete based on a number of factors, including:

  •
  quality of solutions;

  •
  scope of solutions provided;

  •
  industry expertise;

  •
  access to decision makers within banks;

  •
  ease and speed of solutions implementation; and

  •
  price.

        In addition to competing with a variety of third parties, we experience competition from our customers and potential customers when they develop, implement and maintain their own services and applications. In addition, customers or potential customers could enter into strategic relationships with one or more of our competitors to develop, market and sell competing services or products. As a result, we must demonstrate to existing and prospective customers the advantages of purchasing our services and products.

Government Regulation

        Our primary customers are banks. Although the services we currently offer have not been subject to any material industry-specific government regulation, the banking industry is heavily regulated. Our products and services must allow our banking customers to comply with all applicable regulations, and as a result, we must understand the intricacies and application of many government regulations. The regulations most applicable to our provision of solutions to banks include requirements establishing minimum reserve requirements, governing funds availability and the collection and return of checks, and establishing rights, liabilities and responsibilities of parties in electronic funds transfers. For example, some of our consulting services assist banks with minimizing their reserves while complying with Federal Reserve requirements. In addition, the expedited availability and check return requirements imposed by funds availability regulations have increased fraud opportunities dramatically, and our Global Payments Technologies products and services address this concern while complying with such regulations.

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

        We are not aware that we are infringing on any proprietary rights of third parties. We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our solutions to perform key functions. We are not aware that any third-party software being re-sold by us is infringing upon proprietary rights of other third-parties.

Employees

        As of January 31, 2003, we had 617 employees. Of these employees, 172 provided consulting services, 222 worked in the technology group, 53 performed sales and marketing, customer relations and business development functions and 170 persons performed corporate, finance and administrative functions. We have no unionized employees, and we believe that our employee relations are good.

Forward Looking Statements and Risk Factors

Forward Looking Statements

        Statements in this Report and the Annual Report to the Stockholders that are not purely historical facts including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "designated," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the timing of some events could differ materially from those projected in or contemplated by the forward looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this Report. Readers are cautioned not to place undue reliance on forward looking statements, for no assurances can be given with respect to any forward looking statements. In addition to the other information in this Report, the following factors, which may affect our current position and future prospects, should be considered carefully in evaluating us and an investment in our common stock.

Risk Factors

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

Our inability to respond to a decline in check volumes could reduce our revenues and have a material adverse effect on our business.

        We have in the past derived a significant portion of our revenues from check related products and services. A decline in check volumes could have a material adverse effect on our business. If banks and merchants decide to use pricing incentives to further stimulate a decline in check usage, this decline in usage could accelerate. Our future success depends on our ability to leverage existing competencies to support emerging payments types, and to define and develop new solutions addressing those payment types. If we are unable to capitalize on these competencies to generate new revenues to offset any loss of revenues arising as a result of a decline in check usage, then our business could be adversely affected.

Many factors, some beyond our control, could cause fluctuations in our operating results, which could result in a lower market price for our common stock.

        We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. Such fluctuations may be caused by many factors, including but not limited to:

  •
  timing of contract execution and revenue recognition;

  •
  increases in costs beyond anticipated levels, especially in the context of costs incurred under value-pricing contracts or fluctuations in software royalty expense due to a change in future product mix;

  •
  the degree of customer acceptance of new solutions;

  •
  fluctuations or delays in schedules for implementation of software licensed to customers;

  •
  the introduction of new or enhanced solutions by us or our competitors;

  •
  our mix of revenues derived from consulting and management service fees on the one hand, and software-related fees on the other;

  •
  customer budget cycles and priorities and purchasing cycles;

  •
  competitive conditions in the industry;

  •
  seasonal factors;

  •
  war, terrorist acts and civil unrest;

  •
  timing of consolidation decisions by customers;

  •
  the extent of customers' international expansion; and

  •
  general economic conditions.

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

We have experienced growth in our business, and there can be no assurance that we will be able to maintain this growth rate. If we are able to maintain it, our operational and financial resources could be strained, which could cause us to lose customers, prevent us from obtaining new customers and increase our operating expenses.

        We have experienced significant growth in recent years, but there can be no assurance that we will be able to maintain this growth rate. If we are not successful in maintaining this growth rate, our business could be negatively affected. To be successful in maintaining our growth rate, we anticipate that additional expansion may be required in order to address potential market opportunities. Any further growth would place further demands on our management, operational capacity and financial resources. We anticipate that we will need to recruit qualified personnel in all areas of our operations, including management, sales, marketing, delivery and software development. There can be no assurance that we will be effective in attracting and retaining additional qualified personnel, expanding our operational capacity or otherwise managing growth. In addition, there can be no assurance that our systems, procedures or controls will be adequate to support any expansion of our operations. As a result of acquisitions and continued growth, the needs of our management information systems are expected to expand and change, which could result in the implementation of new or modified management information systems and procedures. This may necessitate additional training of existing personnel or the hiring of additional personnel. If we cannot implement new, or modified, management information systems in a timely manner, our ability to manage growth effectively or generate timely operating and financial reports could be materially and adversely affected. The failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  enhance our existing solutions;

  •
  design and introduce new solutions that address the increasingly sophisticated and varied needs of our current and prospective customers;

  •
  develop leading technology; and

  •
  respond to technological advances and emerging industry standards on a timely and cost-effective basis.

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

        Our ASP software hosting model gives rise to numerous risks, particularly risks related to our heightened dependence on third party providers and the Internet. The success of our ASP software hosting model partially depends on the performance of the third party application service provider with whom we have contracted to provide software hosting services. In addition, we are also dependent on the Internet as a reliable network backbone capable of supporting our customers' use of our software. There can be no assurance that our solutions that rely on Internet access will be protected against disruptions, delays or losses due to technical difficulties, natural causes or security breaches. These problems may adversely affect the success of our ASP software hosting model and could negatively impact our operating results. We may also be subject to any governmental adoption of regulations that charge Internet access fees or impose taxes on subscriptions. Increasingly, there are new laws and regulations that specifically regulate the Internet. Such laws and regulations, when adopted, may increase our operating expenses.

Our focus on providing business process outsourcing, or BPO, with a significant offshore component subjects us to risks associated with new markets, new competition, cross border and geopolitical risks and a dependence on third-party providers.

        Our BPO business model gives rise to numerous risks, particularly risks related to our dependence on third party providers operating in distant geographic regions and those associated with entering a new market with competitors who may have significantly more resources than we do. The success of our BPO model partially depends on the performance of the offshore third party service provider with whom we have contracted to provide BPO services to our clients. In addition, we have to compete on the basis of a number of factors including the attractiveness and breadth of the business strategy and services that we offer, pricing, technological innovation, quality of service, ability to invest in or acquire assets of potential customers, and our scale in certain industries or geographic regions. Because some of these factors are outside of our control and because many of our competitors may have greater financial resources, larger customer bases, and larger technical, sales and marketing resources, we cannot be sure that we will compete successfully against them in the future. If we fail to compete successfully against our competitors with respect to these or other factors, our business, financial condition, and results of operations will be materially and adversely affected.

There is competition in our industry for qualified banking professionals and technical and managerial personnel, and our failure to attract and retain these people could affect our ability to respond to banking and technological change and to increase our revenues.

        Our future success depends upon our continuing ability to attract and retain highly qualified banking, technical and managerial personnel. Competition for such personnel has at times caused difficulties in attracting the desired number of such individuals. Further, our employees have left us to work in-house with our customers and with our competitors. There can be no assurance that we will be able to attract or retain a sufficient number of highly qualified employees or independent contractors in the future. If we are unable to attract personnel in key positions, our business, financial condition and results of operations could be materially and adversely affected.

A small number of customers account for a substantial portion of our business, so the loss of any one of them could have an adverse impact on our business and financial condition.

        Our five largest customers accounted for approximately 34%, 34% and 50% of total revenues during the fiscal years ended January 31, 2003, 2002, 2001, respectively. Our significant customers have changed from period to period. However, a significant portion of our current revenues is derived from customers who were major customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers. There can be no assurance that we will be successful in maintaining our existing customer relationships or in securing additional customers, and there can be no assurance that we can retain or increase the volume of business that we do with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers. Any failure by us to retain one or more of our large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial condition.

        In June 2001, we completed a revolving credit facility and borrowed on the line to facilitate the purchase of Check Solutions Company. Our indebtedness could have important consequences for our business. For example, it could:

  •
  Increase our vulnerability to general adverse economic and industry conditions;

  •
  Limit our ability to obtain additional financing;

  •
  Require the dedication of a substantial portion of our cash flows from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of capital to fund our growth strategy, working capital, capital expenditures, acquisitions and other general corporate purposes; and

  •
  Limit our flexibility in planning for, or reacting to, changes in our business and the industry.

During the quarter ended January 31, 2003, we were granted a waiver until April 30, 2003 to file our quarterly financial statements and corresponding compliance certification for the quarter ended October 31, 2002. While we believe that we will meet the financial covenant targets, there can be no assurance that we will be able to do so and, if we are not able to meet these targets, what actions our lenders might take.

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

        We regularly evaluate opportunities and may enter into strategic alliances, or make acquisitions of other businesses, products or technologies. Risks inherent in alliances may include, among others:

  •
  substantial investment of our resources in the alliance;

  •
  inability to realize the intended benefits of an alliance;

  •
  increased reliance on third parties;

  •
  increased payment of third-party licensing fees or royalties for the incorporation of third-party technology into our solutions; and

  •
  inadvertent transfer of our proprietary technology to strategic "partners."

        Acquisitions involve numerous risks, including:

  •
  difficulties in identifying suitable acquisition candidates;

  •
  competition for acquisitions with other companies, many of which have substantially greater resources than we do;

  •
  failure to close after expending time and resources;

  •
  inability to obtain sufficient financing on acceptable terms to fund acquisitions;

  •
  requirement that the acquisition may be funded through additional debt obligations which therefore would increase interest expense;

  •
  volatility of stock price due to one-time charges to earnings;

  •
  difficulties in assimilating acquired operations and products into our business;

  •
  maintaining uniform standards, controls, procedures and policies;

  •
  potential loss of customers and strategic partners of acquired companies;

  •
  potential loss of key employees of acquired companies;

  •
  diversion of management's attention from other business concerns;

  •
  amortization of acquired intangible assets; and

  •
  failure of acquired businesses, products or technologies to perform as expected or to achieve expected levels of revenues, profitability or productivity.

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

The ultimate resolution of the class action lawsuits may have a material adverse effect on our business.

        We are unable to predict or determine the final outcome of the class action lawsuits described under "Item 3. Legal Proceedings," and the effect of these proceedings on our financial results, our business or our management. In addition, it is not feasible to estimate the amounts or potential range of losses with respect thereto. The potential outcomes or resolutions of the class action lawsuits could include judgments against us or settlements that could require substantial payments by us. In addition, the timing of the final resolution of these matters is uncertain. We believe that material adverse outcomes with respect to the class action lawsuits could have a material adverse effect on our financial results, our business or our management.

Our stock price has fluctuated significantly, sometimes for reasons unrelated to our performance.

        There has been significant volatility in the market price of our common stock, as well as in the market price of securities of many companies in the technology and emerging growth sectors. Factors which may have a significant impact on the market price of our common stock include the following:

  •
  quarterly variations in our results of operations or results of operations of our competitors;

  •
  changes in earnings estimates or recommendations by securities analysts;

  •
  developments in our industry and in the banking industry;

  •
  the restatement of our previously issued financial statements (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments");

  •
  the impairment of goodwill and other intangibles (see Note 5 in the Notes to Consolidated Financial Statements);

  •
  the outcomes of the class actions lawsuits (see "Item 3. Legal Proceedings);

  •
  general market and economic conditions; and

  •
  other factors, including factors unrelated to our operating performance or that of our competitors.

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

In the event we fail to meet any of the terms of the exception granted permitting the continued listing of our common stock on The NASDAQ National Market, our common stock may be delisted from The NASDAQ Stock Market.

        As previously announced, on February 21, 2003 The NASDAQ Listing Qualifications Panel granted an exception permitting the continued listing of our common stock on The NASDAQ National Market, subject to our compliance with certain specified items. These terms include the requirement that we file our Quarterly Report on Form 10-Q for the quarter ended October 31, 2002, as well as this Annual Report on Form 10-K containing all necessary restatements on or before April 30, 2003. We have met this requirement. Other terms of the exception include a provision providing that in the event of our failure to timely file any periodic report with the SEC and NASDAQ for any reporting period ending on or before January 31, 2004, our common stock may be subject to immediate delisting from The NASDAQ Stock Market. Further, any failure on our part to comply with any NASDAQ continued listing requirement during the period through January 31, 2004 will result in our need to demonstrate compliance with all continued listing requirements in order for our common stock to remain listed on The NASDAQ Stock Market. The panel also expressly reserved the right to terminate or modify the terms of the exception upon its review of our reported financial results. In the event of our failure to comply with any terms of the exception, our common stock will be subject to delisting from The NASDAQ Stock Market.

We face risks in connection with the expansion of our international operations, which could have a negative impact on our business, financial condition and results of operations.

        We provide solutions to banks outside the United States, and a key component of our growth strategy is to broaden our international operations. In addition, our provision of business process outsourcing involves a significant offshore component. Our international operations are subject to risks inherent in the conduct of international business, including:

  •
  unexpected changes in regulatory requirements;

  •
  fluctuations in exchange rates and devaluations of foreign currencies;

  •
  export license requirements;

  •
  tariffs and other economic barriers to free trade;

  •
  restrictions on the export of critical technology;

  •
  difficulties in staffing international projects;

  •
  political and economic instability;

  •
  limited intellectual property protection;

  •
  longer accounts receivable cycles and difficulties in collecting payments; and

  •
  potentially adverse tax and labor consequences.

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

        In the event persons engaged by us as independent contractors are determined to be employees by the Internal Revenue Service or any applicable taxing authority, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to these individuals and could become liable for amounts required to be paid or withheld in prior periods and for costs, penalties and interest thereon. In addition, we could be required to include these individuals in our employee benefit plans on a retroactive, as well as a current, basis. Furthermore, depending on the party that makes the legal challenge and the remedy sought, we could be subject to other liabilities sought by governmental authorities or private persons. During the fiscal year 2002 we used approximately 34 independent contractors. Any challenge by the IRS, state authorities or private litigants resulting in a determination that these individuals are employees could have a material adverse effect on our business, financial condition and results of operations.

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

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. There can be no assurance that such tests will not result in a determination that these assets have been impaired. If at any time it is determined that an impairment has occurred, we will be required to reflect the impaired value as a charge resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in the net asset value of the Company. The Company recorded a goodwill impairment charge of $46.0 million in the quarterly period ended January 31, 2003 due to the decline in the Company's market valuation. Goodwill that remains recorded at January 31, 2003 was $21.2 million. Further declines in market conditions, increases in interest rates and changes in projections with respect to the Global Payments Technologies reporting unit in which goodwill is allocated could result in additional impairment charges in the future.

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

Item 2. Properties.

        Our principal executive office is a leased facility with approximately 72,443 square feet of space in Dallas, Texas. The lease agreement for this space expires on May 31, 2010. We also lease approximately 45,757 square feet in Memphis, Tennessee pursuant to a lease agreement which expires August 31, 2005 and approximately 40,307 square feet in Charlotte, North Carolina pursuant to a lease agreement which expires December 31, 2008. We believe that our facilities are well maintained and in good operating condition and are adequate for our present and anticipated levels of operations

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to A Vote of Security Holders.

        No matter was submitted to a vote of our stockholders during the quarterly period ended January 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our Common Stock has traded on the NASDAQ National Market under the symbol "CANI" since May 20, 1998, the date of our initial public offering. At April 11, 2003, there were approximately 201 record holders of our Common Stock, although we believe that the number of beneficial owners of our

Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the Common Stock, as reported by the NASDAQ National Market.

	High	Low
Quarterly Period Ending
January 31, 2003	$6.97	$2.45
October 31, 2002	9.88	4.41
July 31, 2002	11.73	7.09
April 30, 2002	10.30	4.30
January 31, 2002	7.20	3.37
October 31, 2001	19.75	3.30
July 31, 2001	26.15	9.80
April 30, 2001	31.44	13.00

        We have not paid a cash dividend on shares of our common stock since our incorporation. We currently intend to retain our earnings in the future to support operations and finance our growth and, therefore, do not intend to pay cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law. However, our revolving credit agreement, which is described in Note 6 of our Notes to Consolidated Financial Statements, currently prohibits the payment of any cash dividends.

        Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about our equity compensation plans.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

        As a result of the restatement of our consolidated financial statements as of the years ended January 31, 2002, 2001, 2000 and 1999 and for each of the quarters in the year ended January 31, 2002 and the first two quarters of the year ended January 31, 2003, the appropriate information contained in this item has been restated from that which was reported previously in the Company's reports on Form 10-K and Form 10-Q for those periods. See Note 3 of the Notes to Consolidated Financial Statements.

	YEAR ENDED JANUARY 31,
	2003	2002(2)	2001	2000	1999
		Restated(1)	Restated(1)	Restated(1)	Restated(1)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Consulting fees	$39,204	$42,342	$71,715	$49,725	$26,478
Software license fees	37,946	25,153	17,765	13,906	12,428
Software maintenance fees	41,858	25,908	11,223	6,985	5,031
Software implementation fees	24,310	20,723	9,245	5,116	6,557
Out-of-pocket expense reimbursements	6,458	9,611	11,265	7,664	4,914

Total revenues	149,776	123,737	121,213	83,396	55,408
Cost of revenues:
Consulting fees	25,067	34,322	38,197	27,490	15,845
Software license fees	7,701	6,510	5,215	2,009	1,252
Write-off of capitalized software costs and prepaid software royalties(3)	954	15,031	—	—	—
Software maintenance fees	10,773	8,311	2,811	2,356	2,387
Software implementation fees	19,496	15,328	5,498	2,099	2,909
Out-of-pocket expenses	7,248	10,899	11,494	8,185	6,394

Total cost of revenues	71,239	90,401	63,215	42,139	28,787

Gross profit	78,537	33,336	57,998	41,257	26,621

Operating costs and expenses:
Selling, general and administrative	50,101	49,912	31,743	25,333	18,444
Research and development	11,307	10,843	6,055	4,813	4,763
Amortization of goodwill and intangible assets(6)	1,400	4,339	—	—	—
Goodwill impairment(7)	46,000	—	—	—	—
Merger, restructuring and other charges(3)	2,945	22,464	—	—	485

Total operating costs and expenses	111,753	87,558	37,798	30,146	23,692

Income (loss) from operations	(33,216)	(54,222)	20,200	11,111	2,929
Other income (expense), net	(1,664)	(796)	1,722	1,100	925

Income (loss) before provision (benefit) for income taxes	(34,880)	(55,018)	21,922	12,211	3,854
Provision (benefit) for income taxes(4)	(1,250)	(1,642)	8,330	4,396	1,383

Net income (loss)	$(33,630)	$(53,376)	$13,592	$7,815	$2,471

Basic earnings (loss) per share(5)	$(1.45)	$(2.44)	$0.70	$0.42	$0.15

Diluted earnings (loss) per share(5)	$(1.45)	$(2.44)	$0.67	$0.41	$0.14

Shares used in computing basic earnings per share(5)	23,198	21,853	19,305	18,456	16,224

Shares used in computing diluted earnings per share(5)	23,198	21,853	20,429	18,980	17,504

	JANUARY 31,
	2003	2002(2)	2001	2000	1999
		Restated(1)	Restated(1)	Restated(1)	Restated(1)
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$26,986	$25,674	$78,505	$39,536	$33,550
Working capital	17,888	4,130	107,935	52,712	48,378
Total assets(6)	110,108	184,899	142,646	78,880	62,825
Long-term debt	25,000	44,000	—	—	—
Total stockholders' equity	48,598	70,628	121,238	61,588	53,392

(1)
See Note 3 of the Notes to Consolidated Financial Statements for information regarding restatement of the financial statements and related financial information. See Note 2 of the Notes to Consolidated Financial Statements for information regarding reclassification of certain prior year amounts to conform to current year presentation.

(2)
On June 6, 2001, we completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"). The operating results of Check Solutions are included in our results of operations from the date of acquisition. See Note 4 of our Notes to Consolidated Financial Statements for information concerning our acquisition of Check Solutions.

(3)
See Notes 15 and 16 of our Notes to Consolidated Financial Statements for information concerning the Merger, Restructuring and Other Charges and Write-off of Capitalized Software Costs and Prepaid Software Royalties for the years ended January 31, 2003 and 2002.

(4)
See Note 8 of our Notes to Consolidated Financial Statements for information concerning the provision (benefit) for income taxes for the year ended January 31, 2003 and 2002.

(5)
See Notes 2 and 12 of our Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted earnings per share.

(6)
Effective February 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets," (SFAS 142). Under SFAS 142 we no longer amortize goodwill and intangible assets with indefinite lives. These assets are subject to annual impairment tests. See Note 5 of our Notes to Consolidated Financial Statements for information concerning amortization.

(7)
See Note 5 of our Notes to Consolidated Financial Statements for information concerning goodwill impairment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward looking statements as a result of various factors, including those set forth under "Business—Forward Looking Statements and Risk Factors," elsewhere in this Report or in the information incorporated by reference in this Report. You should read the following discussion and analysis in conjunction with "Selected Consolidated Financial Data" included in this Report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this Report.

        Our fiscal year ends on January 31. References contained in this Report to a given fiscal year refer to the twelve-month period ended January 31 of the succeeding year. For example, our fiscal year ended January 31, 2003 is referred to in this Report as "fiscal 2002."

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

        We are organized into three primary operating divisions: Global Payments Technologies ("GPT"), Revenue Enhancement ("RevE") and Global Payments Consulting ("GPC"). These divisions represent our three reportable business segments. See Note 14 of our Notes to Consolidated Financial Statements.

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

        Upon the completion of the Special Committee's investigation, our review was expanded to include a reassessment of our historical application of revenue recognition policies. We had originally concluded that under the criteria of SOP 97-2 services were not essential to the functionality of the software, requiring recognition of software license revenue at the time of delivery of the software. However as a result of this review, we have now decided that when implementation fees are received for specific types of transactions in which we are licensing software and performing certain implementation services, these services are more properly considered essential to the functionality of the other elements of the arrangement. Therefore, the related license revenue and implementation revenue should have been recognized as the services were performed using the percentage of completion method rather than upon delivery of the software. The impact of these revisions on total revenue was to defer the timing of revenue recognition for transactions that combine both a software license and implementation services.

        As a result of the impact of changes in the timing of revenue recognition, we have also revised the related royalty expense, commission expense and federal income tax provision (benefit), and recorded a cumulative effect adjustment to retained earnings as of January 31, 2000 of $3.8 million.

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

        We also determined that revenue was understated on two contracts, resulting in additional license fee revenue of $1.2 million during the quarterly period ended April 2002 and implementation fee revenue of $288,000 over the period July 2001 through July 2002.

        The principal impact of the revenue recognition changes relate to the timing of revenue recognition in our restated financial statements. Timing changes generally resulted in a deferral of revenue recognition, causing offsetting increases and decreases in revenues (and, to a lesser extent, related expenses) for each accounting period. While in some instances the net effect on previously reported revenues and net income in a given accounting period was not material, the impact was material in a number of quarterly periods, particularly in the second and fourth quarters of fiscal 2001, as well as the first and second quarters of fiscal 2002.

        The second and fourth quarters of fiscal 2001 were negatively impacted due, in part, to the deferral of the large dollar volume of software license fees generated following our acquisition of Check Solutions Company. As originally recorded, the software license fees were recognized during these quarterly periods. As restated, recognition of these fees has been deferred and recognized over the period of implementation, which resulted in a positive impact on the first and second quarters of fiscal 2002. The acquisition of Check Solutions occured during the second quarter of fiscal 2001, and did not generate any roll-forward of license revenues to benefit future periods because of the requirement to eliminate such deferrals as of the acquisition date. As a result, future quarters did not benefit from any roll-forward of Check Solutions license revenues to offset amounts that were deferred in those quarters as a result of the restatement. As to the financial impact of the restatement going forward, while under our prior revenue recognition policies we did not carry material amounts of deferred license revenue from period to period, the restatement resulted in our exiting fiscal 2002 with incremental deferred license revenue backlog of $11.2 million to be recognized in future periods.

Results of Operations

        The following discussion of our results of operations for the fiscal years ended January 31, 2003, 2002 and 2001 is based upon data derived from the statements of operations contained in our audited

Consolidated Financial Statements appearing elsewhere in this Report. The following table sets forth this data as a percentage of total revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Year Ended January 31,
	2003	2002	2001
		Restated(1)	Restated(1)
Revenues:
Consulting fees	26.2%	34.2%	59.1%
Software license fees	25.4	20.4	14.7
Software maintenance fees	27.9	20.9	9.3
Software implementation fees	16.2	16.7	7.6
Out-of-pocket expense reimbursements	4.3	7.8	9.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Consulting fees	16.7	27.8	31.5
Software license fees	5.3	5.3	4.3
Write-off capitalized software costs and prepaid software royalties	0.6	12.1	—
Software maintenance fees	7.2	6.7	2.3
Software implementation fees	13.0	12.4	4.6
Out-of-pocket expenses	4.8	8.8	9.5

Total cost of revenues	47.6	73.1	52.2

Gross profit	52.4	26.9	47.8
Operating costs and expenses:
Selling, general and administrative	33.5	40.3	26.2
Research and development	7.5	8.8	4.9
Amortization of goodwill and intangible assets	1.0	3.5	—
Goodwill impairment	30.7	—	—
Merger, restructuring and other charges	2.0	18.1	—

Total operating costs and expenses	74.7	70.7	31.1

Income (loss) from operations	(22.3)	(43.8)	16.7
Other income (expense), net	(1.0)	(0.6)	1.4

Income (loss) before provision (benefit) for income taxes	(23.3)	(44.4)	18.1
Provision (benefit) for income taxes	(0.8)	(1.3)	6.9

Net income (loss)	(22.5)%	(43.1)%	11.2%

        For the periods indicated, the following table sets forth the selected items comprising cost of revenues as a percentage of the revenues generated by that category of our operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Year Ended January 31,
	2003	2002	2001
		Restated(1)	Restated(1)
Cost of revenues:
Consulting fees	63.9%	81.1%	53.3%
Software license fees	20.3	25.9	29.4
Software maintenance fees	25.7	32.1	25.0
Software implementation fees	80.2	74.0	59.5
Out-of-pocket expenses	112.2	113.4	102.0

(1)
See Note 3 of the Notes of Consolidated Financial Statements for information regarding restatement of fiscal years ended January 31, 2002 and 2001.

Comparison of Year Ended January 31, 2003 (Fiscal 2002) to Year Ended January 31, 2002 (Fiscal 2001) and Year Ended January 31, 2001 (Fiscal 2000)

Revenues:

        Revenues:    Our total revenues increased 21% to $149.8 million in fiscal 2002 from $123.7 million in fiscal 2001, and increased 2% in fiscal 2001 from $121.2 million in fiscal 2000. In fiscal 2002, the increase in revenue was primarily attributable to the increases in software license fees, software maintenance fees and software implementation fees derived from a full year contribution from Check Solutions as well as growth in Revenue Enhancement consulting revenues. Growth in revenues peaked during the first two quarters and declined during the second half of fiscal 2002. Economic conditions and delays in customer purchase decisions have slowed sales. We expect this trend to continue until economic conditions improve. In fiscal 2001, the increased software license, software maintenance and software implementation revenues from the acquisition of Check Solutions in June 2001 were offset by declines in consulting fees in both our Revenue Enhancement and Global Payments Consulting business segments attributable to decreased discretionary IT spending and fewer bank consolidations and mergers.

        Consulting Fees:    Revenues from consulting fees decreased 7% to $39.2 million in fiscal 2002 from $42.3 million in fiscal 2001, and decreased 41% in fiscal 2001 from $71.7 million in fiscal 2000. The consulting fees derived from our Global Payments Consulting business segment decreased 60% to $6.9 million in fiscal 2002 from $17.2 million in fiscal 2001. This decrease was partially offset by higher consulting fees from the Revenue Enhancement business segment, which increased 34% to $31.9 million in fiscal 2002 from $23.9 million in fiscal 2001. We continue to shift the focus of the Global Payments Consulting business segment from increasing productivity and consolidating redundant operations to formulating enterprise-wide payments strategy, risk management strategy, technology architecture design and image enablement plan, and integration. This shift, in response to our market, has resulted in lower consulting revenues. Within the Revenue Enhancement business segment, we have been successful in generating revenue from our existing customer base. We have also been successful in increasing our Revenue Enhancement consulting services to smaller financial institutions with the introduction of specifically designed offerings for these institutions. The consulting fees derived from the Global Payments Consulting business segment decreased 38% to $17.2 million in fiscal 2001 from $27.7 million in fiscal 2000. Additionally, consulting fees derived from the Revenue Enhancement business segment decreased 40% to $23.9 million in fiscal 2001 from $40.0 million in fiscal 2000. During fiscal 2001 one of the major drivers of our growth, financial institution consolidations, began to decrease significantly, negatively affecting the demand for our consulting services. With discretionary IT spending already on a downward trend, the events of September 11, 2001 negatively affected customer purchasing decisions.

        Software License Fees:    Revenues from software license fees increased 51% to $37.9 million in fiscal 2002 from $25.2 million in fiscal 2001 and increased 42% in fiscal 2001 from $17.8 million in fiscal 2000. Most of our software licenses fees are derived from our Global Payments Technologies business segment, which includes the operations of Check Solutions following our acquisition of that company in June 2001. In fiscal 2002, our operations included Check Solutions for the entire fiscal year and software license fees derived from Check Solutions products increased 131% to $25.1 million in fiscal 2002 from $10.9 million in fiscal 2001. If the fiscal 2001 Check Solutions software license fees were annualized, the year-over-year growth in fiscal 2002 would have been 54%. The heritage Carreker software products decreased 10% to $12.8 million in fiscal 2002 from $14.3 million in fiscal 2001 and decreased 20% in fiscal 2001 from $17.8 million in fiscal 2000. Increases during fiscal 2002, are principally attributed to two major factors: (1) the settlement of the Pegasystems, Inc. litigation in the quarter ended October 31, 2001, which cleared the way for us to begin to license and market our Back Office Processing Solutions and (2) the acceptance of our image processing software namely Check Image Capture and Check Image Archive management products within the marketplace. Our image processing software is in use at the Federal Reserve System and at major providers of image archive services in both the United States and Canada. License revenue during the first two quarters peaked due to sales of software expansion licenses and licenses requiring no implementation services which normally spread revenues over multiple quarters. In the latter half of fiscal 2002 the number and dollar amount of our software license arrangements have decreased as compared to the first half of fiscal 2002. This decrease is a result of stagnant economic conditions and delayed customer purchasing decisions. We expect this trend to continue until technology spending improves.

        Software Maintenance Fees:    Revenues from software maintenance fees increased 62% to $41.9 million in fiscal 2002 from $25.9 million in fiscal 2001 and increased 131% in fiscal 2001 from $11.2 million in fiscal 2000. As with software license fees, the majority of our maintenance fees are derived from our Global Payments Technologies business segment, which includes the operations of Check Solutions following our acquisition of that company in June 2001. In fiscal 2002, our operations included Check Solutions for the entire fiscal year and software maintenance fees derived from Check Solutions products increased 111% to $26.1 million in fiscal 2002 from $12.4 million in fiscal 2001. If the fiscal 2001 Check Solutions software maintenance fees were annualized, the year-over-year growth in fiscal 2002 would have been 41%. The heritage Carreker software maintenance fees increased 16% to $15.7 million in fiscal 2002 from $13.5 million in fiscal 2001 and increased 20% in fiscal 2001 from $11.2 million in fiscal 2000. Software maintenance fees represent annually renewable product and telephone support for our software customers. We defer revenue recognition on maintenance billings until cash is collected. Due to the delays in maintenance renewals during the fourth quarter of fiscal 2002, fourth quarter maintenance revenue was approximately $2.2 million lower than expected. The overall increases in maintenance fees, in both fiscal 2002 and fiscal 2001 are due to an expanded product installation base of the Check Solutions products acquired. The heritage Carreker software maintenance fees have increased as a result of increased revenue from both our Fraud Mitigation and Cash software solutions. Also, maintenance contracts usually carry annual maintenance fee escalation clauses usually between 3-10%. Growth in software maintenance fees is projected to grow at slower rates in the future due to slower growth in software license fees.

        Software Implementation Fees:    Revenues from software implementation fees increased 17% to $24.3 million in fiscal 2002 from $20.7 million in fiscal 2001 and increased 124% in fiscal 2001 from $9.2 million in fiscal 2000. The majority of our software implementation fees are derived from our Global Payments Technologies business segment, which includes the operations of Check Solutions following our acquisition of that company in June 2001. In fiscal 2002, our operations included Check Solutions for the entire fiscal year and software implementation fees derived from Check Solutions products increased 38% to $16.0 million in fiscal 2002 from $11.6 million in fiscal 2001. If the fiscal

2001 Check Solutions software implementation fees were annualized, the year-over-year comparison would reflect a decline of approximately 8% in fiscal 2002. The heritage Carreker product software implementation fees decreased 9% to $8.4 million in fiscal 2002 from $9.2 million in fiscal 2001 and were basically flat in fiscal 2001 as compared to fiscal 2000. In the majority of our customer arrangements, installation services are provided to the customer. However, in fiscal 2002 several large software licenses including approximately $7.5 million of image processing software, were licensed without our implementation services, which partially offset our overall implementation fee gains. The lack of growth within the heritage Carreker products is primarily attributed to the product mix being licensed and pricing pressures. Growth in software implementation fees is projected to grow at slower rates in the future due to slower growth in software license fees.

        Out-of-Pocket Expense Reimbursements:    Revenues from out-of-pocket expense reimbursements decreased 33% to $6.5 million in fiscal 2002 from $9.6 million in fiscal 2001 and decreased 15% in fiscal 2001 from $11.3 million in fiscal 2000. The decrease in these reimbursements in both periods is primarily due to the decline in our Global Payments Consulting business segment. The majority of these engagements require our employees to be at the customer location for extended periods of time, which gives rise to out-of-pocket expense reimbursements.

  Cost of Revenues:

        Cost of Revenues decreased 21% to $71.2 million in fiscal 2002 from $90.4 million in fiscal 2001 and increased 43% in fiscal 2001 from $63.2 million in fiscal 2000. As a percentage of total revenues, cost of revenue decreased to 48% in fiscal 2002 from 73% in 2001, but increased from 52% in fiscal 2000. The decrease in both absolute dollars and as a percentage of total revenue in fiscal 2002 was related to the $2.8 million impairment charge for the Vault software acquired in the X-Port business combination. Additionally, we recorded a charge of $12.2 million for impairment of the value of the guaranteed royalty payments with Exchange Applications, Inc. Within our Revenue Enhancement and Global Payments Consulting business segments, cost reduction efforts were carried out in the latter half of fiscal 2001. These efforts resulted in a decrease of approximately $9.3 million from lower personnel costs such as salaries and travel along with a reduction in the use of third-party contractors. These decreases were offset by an approximate $10.2 million increase from a full year of costs from Check Solutions. The year-over-year growth in fiscal 2001 can be attributed to both the write-off of Vault software and the prepaid royalty with Exchange Applications, Inc. previously discussed and the increase in cost of revenues of approximately $13.6 million following our acquisition of Check Solutions in June 2001.

        Cost of Consulting:    Cost of consulting consists of primarily personnel costs related to our consulting engagements within our Revenue Enhancement and Global Payments Consulting business segments. The cost of consulting decreased 27% to $25.1 million in fiscal 2002 from $34.3 million in fiscal 2001 and decreased 10% from $38.2 million in fiscal 2000. As a percentage of consulting fees revenue, cost of consulting decreased to 64% in fiscal 2002 from 81% in fiscal 2001, but increased from 53% in fiscal 2000. The decrease in fiscal 2002 was primarily related to reduced personnel and contract labor costs through cost reduction efforts, especially within our Global Payments Consulting business segment. These cost reductions were consistent with our expected decline in consulting revenues. The fiscal 2001 increase in the percentage of the cost of consulting as a percentage of consulting fees revenue is primarily related to decreased consulting fee revenue due to the decline in both financial institution consolidations and discretionary IT spending. The unanticipated events of September 11, 2001 also negatively affected customer purchasing decisions. Because the majority of our consulting fee revenue is derived from value-priced engagements within our Revenue Enhancement business segment, which engagements fluctuate significantly from period-to-period in both number and dollar value, the gross margins also fluctuate based on the amount of value-priced consulting fee revenue recognized in each period.

        Cost of Software Licenses:    Cost of software licenses consists principally of amortization of capitalized and acquired software costs and royalties payable to third parties. Cost of software licenses increased 18% to $7.7 million in fiscal 2002 from $6.5 million in fiscal 2001 and increased 25% from $5.2 million in fiscal 2000. As a percentage of software license fees, cost of software licenses decreased to 20% in fiscal 2002 from 26% in fiscal 2001 and decreased from 29% in fiscal 2000. Despite the relatively fixed nature of the amortization of the capitalized software costs and acquired technology costs, cost of software license as a percentage of software license fees will fluctuate based on the level of software revenue recognized.

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30% of the associated revenue. Approximately $2.4 million, $1.7 million and $1.6 million of royalty expense was recorded under these agreements in the fiscal years ended January 31, 2003, 2002 and 2001, respectively. Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying consolidated statements of operations. Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

        Write-off of Capitalized Software Costs and Prepaid Software Royalties:    During the quarterly period ended July 31, 2001, in connection with our periodic impairment review of our portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on our calculation of the expected cash flows of the product, a $2.8 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

        Effective March 31, 2001, we entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance we became the exclusive provider of the EnAct customer relationship software and methodology to the banking industry. Under the EnAct agreement, we became obligated for guaranteed royalty payments of $12.5 million. Based on our periodic evaluation of the future cash flows associated with this product, a liability for the remaining $2.5 million obligation was accrued at October 31, 2001, and the carrying value of the prepaid software royalties, at that time, of $9.7 million was reduced to zero. This resulted in a charge of $12.2 million to costs of revenue during the quarterly period ended October 31, 2001. During December 2001, we negotiated with Xchange and received a commitment for $960,000 as a partial offset to expenses incurred to enhance and support the EnAct software for the existing customer base. We reflected the $960,000 reimbursement as a ratable reduction in costs of revenue over the period November 1, 2001 through April 30, 2002.

        During the quarterly period ended January 31, 2003, in connection with our periodic impairment review of our portfolio of software products, the eiManager product acquired in the AIS business combination in January 2000 was deemed to be impaired. Based on the Company's calculation of the expected future cash flows of the product, a $586,000 non-cash charge was recorded.

        Effective June 2001, we entered into a software license agreement with Actuate Corporation in which the Company would integrate Actuate Corporation's software with our Global Tracking and Cash Solutions within the Global Payments Technologies business segment. We prepaid $400,000 for 40 copies of the software. Based on the expected sales forecasts of this product a $368,000 non-cash charge was recorded in the quarterly period ended January 31, 2003.

        These costs are summarized below (in thousands):

Write-off of Capitalized Software Costs and Prepaid Software Royalties
Year Ended January 31, 2002
Capitalized X-Port Vault product costs	$2,819
Write-off of prepaid software royalties with Exchange Applications, Inc.	12,212

Total recorded in the year ended January 31, 2002	$15,031

Year Ended January 31, 2003
Capitalized eiManager product costs	$586
Write-off of prepaid software royalties with Actuate Corporation.	368

Total recorded in the year ended January 31, 2003	$954

        Cost of Software Maintenance:    Cost of software maintenance consists primarily of personnel and facility costs to provide product and customer support activities. Costs of software maintenance increased 30% to $10.8 million in fiscal 2002 from $8.3 million in fiscal 2001 and increased 196% from $2.8 million in fiscal 2000. As a percentage of software maintenance fees, cost of maintenance decreased to 26% in fiscal 2002 from 32% in fiscal 2001, but increased from 25% in fiscal 2000. The year-over-year increase in cost of maintenance in fiscal 2002 resulted from our operations containing Check Solutions for the entire fiscal year. The amount of this increase was $1.9 million. The heritage Carreker maintenance costs increased approximately $600,000. The year-over-year increase in cost of maintenance in fiscal 2001 is a result of the addition of Check Solutions following the acquisition of that company in June 2001. The amount of these costs in fiscal 2001 was $3.7 million. Additionally, the heritage Carreker maintenance costs increased $1.8 million in fiscal 2001. Costs of maintenance and cost of maintenance as a percentage of maintenance revenue fluctuates as a result of the timing related to the introduction of new products, a trend we expect to continue. In the first and second quarters of fiscal 2002, we introduced several new Fraud Mitigation products derived from the heritage Carreker product suite that resulted in increased maintenance costs. In fiscal 2001, we released two new products. We released iCom, an internet based cash inventory management tool and Adjustments Express, an image enabled, automated adjustment solution derived from the Check Solutions acquisition.

        Cost of Software Implementation:    Cost of software implementation increased 27% to $19.5 million in fiscal 2002 from $15.3 million in fiscal 2001 and increased 179% from $5.5 million in fiscal 2000. As a percentage of software implementation fees, cost of software implementations increased to 80% in fiscal 2002 from 74% in fiscal 2001 and increased from 59% in fiscal 2000. The acquisition of Check Solutions increased these costs of software implementation $3.8 million and $6.7 million during fiscal years 2002 and 2001, respectively. The underlying heritage Carreker costs of software implementation were essentially flat for fiscal 2002 as compared to fiscal 2001. However, in fiscal 2001 the heritage Carreker cost of implementations increased $3.2 million as compared to fiscal 2000. The addition of the EnAct customer relationship software and methodology obtained from an alliance with Xchange accounts for approximately $1.2 million with the balance resulting from non-billable time and travel, which was due to delays in implementation efforts caused by the litigation with PegaSystems, Inc., during the latter half of fiscal 2001. This increase can be attributed to pricing pressure resulting in reduced margins and competitive pressures from both third parties and customer staff availability.

        Out-of-Pocket Expenses:    These costs represent travel, meals and other sundry expenses incurred by our employees. These costs are invoiced to the customer, without mark-up, usually on a monthly basis.

Certain customer contracts do contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer.

  Operating Costs and Expenses:

        Selling General and Administrative:    Selling general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, as well as professional services and other related costs are classified within selling, general and administrative expense. Selling, general and administrative expenses increased 0.4% to $50.1 million in fiscal 2002 from $49.9 million in fiscal 2001 and increased 57% from $31.7 million in fiscal 2000. As a percentage of total revenues, selling, general and administrative expenses were 33% in fiscal 2002, 40% in fiscal 2001 and 26% in fiscal 2000. In fiscal 2002, our operations included Check Solutions for the entire fiscal year and selling, general and administrative costs attributed to Check Solutions increased 11% to $10.9 million from $9.8 million in fiscal 2001. We have continued to control costs through reduced staffing levels, however these efforts have been offset by increases in professional services and also increased health insurance and directors and officers insurance. The year-over-year increase in fiscal 2001, as compared to fiscal 2000, resulted from our operations including Check Solutions following our acquisition of that company in June 2001. The acquisition increased selling, general and administrative expenses by $9.8 million. The underlying heritage Carreker selling, general and administrative cost also increased $8.4 million from increased personnel costs, contract labor, travel and infrastructure costs related to the implementation of the PeopleSoft ERP system.

        Research and Development:    Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization. These expenses were $11.3 million in fiscal 2002, $10.8 million in fiscal 2001 and $6.1 million in fiscal 2000, representing 8% of total revenues in fiscal 2002, 9% of total revenues in 2001 and 5% of total revenues in fiscal 2000. In fiscal 2002, our operations included Check Solutions for the entire fiscal year, and research and development expenses related to Check Solutions decreased to $7.9 million in fiscal 2002 from $8.2 million in fiscal 2001. The Check Solutions decrease is primarily the result of the expenses related to the development of their Adjustments Express Back Office Solution, which was released in the fourth quarter of fiscal 2001. The heritage Carreker research and development expenses increased to $3.4 million in fiscal 2002 from $2.6 million in fiscal 2001, but decreased from $6.1 million in fiscal 2000. The increase in fiscal 2002 is a result of less capitalized development projects in fiscal 2002 as compared to fiscal 2001. The decrease in research and development costs in fiscal 2001 was the result of the discontinuance of the CheckFlow Suite during July 2001.

        In accordance with SFAS No. 86, "Accounting for Costs of Computer Equipment to be Sold, Leased or Otherwise Marketed," we capitalized $103,000 in fiscal 2002 as compared to $4.0 million in fiscal 2001 and $928,000 in fiscal 2000. The capitalization of CheckFlow Services Packs No. 1 and No. 2 was $1.1 million and $721,000 in fiscal 2001 and 2000, respectively. This version was never released due to our decision to no longer actively market the base CheckFlow product in July 2001. These costs were written off as a component of merger, restructuring and other charges in the second quarter of fiscal 2001. Other capitalized research and development projects in fiscal 2001 consisted of $1.1 million for iCom, an enterprise wide cash inventory management tool and $1.7 million related to four products within our Fraud Mitigation Solution line. Software development costs of a product are capitalized from the time technological feasibility is reached until the general release of the product. We establish technological feasibility through the process of creating a detailed program design and reviewing the detailed program design for any high risk development issues. Capitalization only occurs if we believe costs capitalized are recoverable through future sales of the software product under development. We expect a higher level of capitalized software development in fiscal 2003.

        Amortization of Goodwill and Intangible Assets:    Amortization of goodwill and intangible assets decreased to $1.4 million in fiscal 2002 from $4.3 million in fiscal 2001. The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition. The reduction in amortization of $2.9 million was caused by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141 and No. 142 effective February 1, 2002. With the adoption of these standards, goodwill and other indefinite lived intangibles ceased to be amortized. See further discussion in Note 2 and 5 to our Consolidated Financial Statements regarding the adoption of SFAS No. 141 and No. 142.

        Goodwill Impairment:    During the fourth quarter of the year ended January 31, 2003, the Company performed its annual evaluation for goodwill impairment resulting in a charge of $46.0 million. The impairment charge was recorded to the Global Payments Technologies ("GPT") segment as all of the Company's goodwill has been assigned to the GPT segment. The fair value of the reporting unit to which goodwill is assigned was determined to be less than its carrying amount. Thus, an allocation of the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit was made to determine the excess of fair value over amounts allocated to net assets. The excess represents the estimated fair value of the goodwill which was compared to recorded goodwill as of the evaluation date of November 1, 2002 and resulted in an impairment charge of $46.0 million. The fair values used in this evaluation were estimated based upon the consideration of a number of fair value estimation techniques including a discounted cash flow analysis and consideration of the market price of the Company's stock. The assumptions in the discounted cash flow analysis include future revenue volume levels, price levels and rates of increases in operating expenses to compute projected cash flows for the reporting unit and other intangible assets within the reporting unit. A discount rate of 26% was applied to determine discounted cash flows. The Company believes the assumptions used to estimate future cash flows for this evaluation are reasonable. However, if market conditions continue to deteriorate, discount rates increase or if changes occur in the estimated projections with respect to the GPT business, the Company may be required to record additional impairment charges, the amount of which could be material to the Company's results of operations.

        Merger, Restructuring and Other Charges:    We recorded various Merger, restructuring and other charges during the fiscal years ended January 31, 2003 and 2002 as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Fiscal Year Ended January 31, 2002:
Quarterly period ending July 31, 2001	$1,925	$9,705	$240	$298	$12,168
Quarterly period ending October 31, 2001	—	4,239	—	—	4,239
Quarterly period ending January 31, 2002	3,483	74	200	—	3,757

Total year ended January 31, 2002	$5,408	$14,018	$440	$298	$20,164

Fiscal Year Ended January 31, 2003:
Quarterly period ending January 31, 2003	633	—	—	—	633

Total year ended January 31, 2003	$633	$—	$—	$—	$633

        In connection with the acquisition of Check Solutions during the quarter ended July 31, 2001, we recorded $14.5 million in merger-related costs (consisting of $10.2 million attributable to cost of revenues, $2.3 million attributable to research and development, and $2.0 million attributable to selling, general and administrative costs).

        Included in this charge was $1.9 million of cash termination benefits associated with the separation of 50 employees. Most of the affected employees left their positions during the quarterly period ending October 31, 2001.

        After an extensive review of the CheckFlow Suite product line, management determined that the CheckFlow Suite was no longer viable in the market in the form originally developed. We developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 ("the Agreement"). Pega filed suit to restrain us from developing, marketing, licensing, advertising, leasing, or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly competed with the products jointly developed under the Agreement. The charges related to the discontinuance of the CheckFlow Suite and the estimated settlement with Pega were as follows (in thousands):

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

        During the quarterly period ended January 31, 2002, we implemented a reduction in the workforce to adjust staffing levels to a level sufficient to support projected business activities. Primarily, as a result of the reductions approximately 95 employees were terminated and a charge of $3.5 million, related to severance costs including the termination of the agreement with the former owner of X-Port, and an additional $200,000 for facility closures and $74,000 of additional charges related to the CheckFlow Suite.

        During the quarterly period ended January 31, 2003, we recorded a charge of $633,000 relating to a reduction in the workforce for 44 employees that were terminated.

        The activity related to the accrued merger and restructuring charge reserve balance during the years ended January 31, 2003 and 2002 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Reserve balance at January 31, 2001	$—	$—	$—	$—	$—
Additions to reserve balance:
Merger, restructuring and other charges	5,408	14,018	440	298	20,164
Reductions to reserve balances:
Cash paid	(1,866)	(2,774)	(73)		(4,713)
Non-cash charges against reserve	—	(3,903)	—	(298)	(4,201)

Reserve Balance at January 31, 2002	3,542	7,341	367	—	11,250
Additions to reserve balance:
Merger, restructuring and other charges	633	—	—	—	633
Reductions to reserve balances:
Cash paid	(3,222)	(6,068)	(243)	—	(9,533)

Reserve Balance at January 31, 2003	$953	$1,273	$124	$—	$2,350

        During the quarterly period ended January 31, 2003, we recorded a charge of $2.3 million for professional fees related to the special investigation and restatement of our financial statements, of which $1.4 million remains accrued at January 31, 2003.

        Other Income (Expense):    Other income and expense is comprised mainly of interest income and interest expense.

        Interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest income decreased 74% to $414,000 in fiscal 2002 from $1.6 million in fiscal 2001 and decreased 19% from $2.0 million in fiscal 2000. The decreases primarily result from lower average cash, cash equivalents and investment balances resulting from the use of $65.2 million of cash and short-term investments to fund the Check Solutions acquisition.

        Interest expense is primarily the result of borrowings used to fund the Check Solutions acquisition in June 2001. Interest expense increased 14% to $2.6 million in fiscal 2002 from $2.3 million in fiscal 2001 and from $64,000 in fiscal 2000. A full year of interest expense on long-term borrowings we committed to in June 2001 to finance a portion of the Check Solutions acquisition is reflected in fiscal 2002 as compared to just eight months in fiscal 2001. This increase was offset by lower interest rates and the pay down of $19.0 million on the revolving credit agreement during fiscal 2002.

        The other income amount in fiscal 2002 is comprised mainly of foreign currency gains and losses.

        Provision (Benefit) for Income Taxes:    The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. Our effective income tax rate was 3.6% in fiscal 2002, 3.0% in fiscal 2001 and 38.0% in fiscal 2000. The lower tax rates in fiscal 2002 and 2001 were due to losses we incurred from which we have not yet obtained a tax benefit. For us to realize the benefit of our net operating loss carryforward and other deferred tax assets recorded as of January 31, 2003, we must generate future taxable income. Due to significant losses incurred in both fiscal 2002 and 2001, we concluded that the "more likely than not" criteria required for recognition of deferred tax assets under SFAS No. 109, Accounting for Income Taxes was not met at both January 31, 2003 and 2002. Thus, a valuation allowance was recorded in both fiscal 2002 and 2001 to fully reserve the net deferred tax assets which resulted in the unbenefitted losses.

        On March 7, 2002, the federal tax law changed to allow net operating losses for taxable years ending in 2001 and 2002 to be carried back an additional three years. Consistent with the requirements of SFAS No. 109, the impact of this change in tax law and related five year carryback was not used in the determination of the Company's tax provision and related deferred tax valuation allowance for the year ended January 31, 2002. The impact from this change in tax law, including any reduction in the valuation allowance as a result of the expanded carryback period, was reflected in our tax provision for the quarterly period ended April 30, 2002. This resulted in a tax benefit of approximately $1.9 million in fiscal 2002 which was partially offset by state and foreign taxes.

        At January 31, 2003, we had available net operating loss carryforwards of approximately $936,000, which expire in 2023.

Selected Consolidated Quarterly Results of Operations (unaudited)

        The following table sets forth unaudited quarterly data for each of our last eight quarters ended January 31, 2003. We believe all material adjustments necessary to present fairly the results of operations of the Company have been made. The amounts reflect our originally reported results, and with respect to those periods that have been restated, our restated results.

	Three Months Ended
			July 31, 2002(1)		April 30, 2002(1)
	Jan. 31, 2003	Oct. 31, 2002	As Reported	Restated	As Reported	Restated
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Consulting fees	$8,527	$8,136	$12,946	$12,946	$9,095	$9,595
Software license fees	5,516	6,330	7,864	12,058	9,339	14,042
Software maintenance fees	8,477	11,624	11,047	11,090	10,034	10,667
Software implementation fees	4,829	6,589	5,526	5,695	6,746	7,197
Out-of-pocket expense reimbursements	1,102	1,498	1,670	1,670	2,188	2,188

Total revenues	28,451	34,177	39,053	43,459	37,402	43,689
Cost of revenues:
Consulting fees	5,444	5,650	7,119	7,119	6,854	6,854
Software license fees	2,076	1,864	1,655	2,068	1,505	1,693
Write-off of capitalized software costs and Prepaid software royalties(3)	954	—	—	—	—	—
Software maintenance fees	3,043	2,486	2,475	2,475	2,769	2,769
Software implementation fees	5,016	4,651	4,691	4,691	5,138	5,138
Out-of-pocket expenses	1,390	1,582	1,939	1,939	2,337	2,337

Total cost of revenues	17,923	16,233	17,879	18,292	18,603	18,791

Gross profit	10,528	17,944	21,174	25,167	18,799	24,898

Operating costs and expenses:
Selling, general and administrative	12,124	12,573	12,558	12,558	12,846	12,846
Research and development	1,920	3,226	3,175	3,175	2,986	2,986
Amortization of intangible assets(6)	350	350	350	350	350	350
Goodwill impairment(7)	46,000	—	—	—	—	—
Restructuring and other charges(3)	2,945	—	—	—	—	—

Total operating costs and expenses	63,339	16,149	16,083	16,083	16,182	16,182

Income (loss) from operations	(52,811)	1,795	5,091	9,084	2,617	8,716
Other income (expense), net	—	(414)	(620)	(620)	(630)	(630)

Income (loss) before provision (benefit) for income taxes	(52,811)	1,381	4,471	8,464	1,987	8,086
Provision (benefit) for income taxes(4)	(584)	392	447	547	(1,700)	(1,605)

Net income (loss)	$(52,227)	$989	$4,024	$7,917	$3,687	$9,691

Basic earnings (loss) per share(5)	$(2.22)	$0.04	$0.17	$0.34	$0.17	$0.43

Diluted earnings (loss) per share(5)	$(2.22)	$0.04	$0.17	$0.33	$0.16	$0.43

Shares used in computing basic earnings per share(5)	23,547	23,544	23,397	23,397	22,302	22,302

Shares used in computing diluted earnings per share(5)	23,547	23,907	24,005	24,005	22,697	22,697

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$26,986	$25,639	$33,990	$33,990	$28,222	$28,222
Working capital	17,888	24,101	38,920	28,944	36,643	22,825
Total assets	110,108	173,185	194,255	187,508	197,207	186,654
Long-term debt	25,000	28,000	35,000	35,000	41,500	41,500
Total stockholders' equity	48,598	100,825	111,712	99,800	106,097	90,292

	Three Months Ended
	Jan. 31, 2002(1)(2)		Oct. 31, 2001(1)(2)		July 31, 2001(1)(2)		April 30, 2001(1)
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Consulting fees	$10,276	9,776	7,066	7,066	$10,655	$10,655	$14,845	$14,845
Software license fees	15,830	9,632	7,169	6,919	12,057	4,985	5,235	3,617
Software maintenance fees	10,456	8,636	9,257	8,336	6,437	5,739	3,197	3,197
Software implementation fees	6,188	6,866	6,192	7,164	4,703	4,704	2,127	1,989
Out-of-pocket expense reimbursements	1,707	1,707	2,612	2,612	2,231	2,231	3,061	3,061

Total revenues	44,457	36,617	32,296	32,097	36,083	28,314	28,465	26,709
Cost of revenues:
Consulting fees	7,163	7,163	8,090	8,090	8,974	8,974	10,095	10,095
Software license fees	2,711	1,898	1,838	1,910	1,631	1,610	1,139	1,092
Write-off of capitalized software costs and Prepaid software royalties(3)	—	—	12,089	12,212	2,819	2,819	—	—
Software maintenance fees	2,635	2,635	2,473	2,473	2,007	2,007	1,196	1,196
Software implementation fees	4,316	4,316	5,539	5,539	3,748	3,748	1,725	1,725
Out-of-pocket expenses	1,763	1,763	3,027	3,027	2,999	2,999	3,110	3,110

Total cost of revenues	18,588	17,775	33,056	33,251	22,178	22,157	17,265	17,218

Gross profit	25,869	18,842	(760)	(1,154)	13,905	6,157	11,200	9,491

Operating costs and expenses:
Selling, general and administrative	14,573	14,573	13,186	13,186	13,216	13,216	8,937	8,937
Research and development	3,842	3,842	3,742	3,742	2,392	2,392	867	867
Amortization of goodwill and intangible assets(6)	1,724	1,627	1,709	1,627	1,142	1,085	—	—
Merger, restructuring and other charges(3)	3,757	3,757	4,239	4,239	15,596	14,468	—	—

Total operating costs and expenses	23,896	23,799	22,876	22,794	32,346	31,161	9,804	9,804

Income (loss) from operations	1,973	(4,957)	(23,636)	(23,948)	(18,441)	(25,004)	1,396	(313)
Other income (expense), net	(782)	(782)	(664)	(664)	(36)	(36)	686	686

Income (loss) before provision (benefit) for income taxes	1,191	(5,739)	(24,300)	(24,612)	(18,477)	(25,040)	2,082	373
Provision (benefit) for income taxes(4)	67	67	2,100	(284)	(6,836)	(1,563)	770	138

Net income (loss)	$1,124	$(5,806)	$(26,400)	$(24,328)	$(11,641)	$(23,477)	$1,312	$235

Basic earnings (loss) per share(5)	$0.05	$(0.27)	$(1.21)	$(1.11)	$(0.53)	$(1.07)	$0.06	$0.01

Diluted earnings (loss) per share(5)	$0.05	$(0.27)	$(1.21)	$(1.11)	$(0.53)	$(1.07)	$0.06	$0.01

Shares used in computing basic earnings per share(5)	21,896	21,896	21,890	21,890	21,863	21,863	21,764	21,764

Shares used in computing diluted earnings per share(5)	21,896	21,896	21,890	21,890	21,863	21,863	22,732	22,732

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$25,674	$25,674	$24,707	$24,707	$34,364	$34,364	$68,633	$68,633
Working capital	23,734	4,130	23,929	11,301	46,442	34,207	113,862	108,965
Total assets	199,694	184,899	205,456	191,970	232,072	213,198	148,123	145,147
Long-term debt	44,000	44,000	45,000	45,000	45,000	45,000	—	—
Total stockholders' equity	92,219	70,628	91,009	76,349	117,289	100,557	128,040	123,143

(1)
See Note 3 of the Notes to Consolidated Financial Statements for information regarding restatement of the financial statements and related financial information. The as reported column includes certain reclassifications. See Note 2 of the Notes to Consolidated Financial Statements for information regarding reclassification of certain prior year amounts to conform to current year presentation.

(2)
On June 6, 2001, we completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"). The operating results of Check Solutions are included in our results of operations from the date of acquisition. See Note 4 of our Notes to Consolidated Financial Statements for information concerning our acquisition of Check Solutions.

(3)
See Notes 15 and 16 of our Notes to Consolidated Financial Statements for information concerning the Merger, Restructuring and Other Charges and Write-off of Capitalized Software Costs and Prepaid Software Royalties for the year ended January 31, 2002.

(4)
See Note 8 of our Notes to Consolidated Financial Statements for information concerning the provision (benefit) for income taxes for the year ended January 31, 2002.

(5)
See Notes 2 and 12 of our Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted earnings per share.

(6)
Effective February 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). Under SFAS 142 we no longer amortize goodwill and intangible assets with indefinite lives. These assets are subject to annual impairment tests. See Note 5 of our Notes to Consolidated Financial Statements.

(7)
See Note 5 of our Notes to Consolidated Financial Statements for information concerning goodwill impairment.

        Our quarterly results may vary significantly depending primarily on factors, such as:

  •
  timing of contract execution and revenue recognition;

  •
  increases in costs beyond anticipated levels, especially in the context of costs incurred under value-pricing contracts;

  •
  the degree of customer acceptance of new solutions;

  •
  fluctuations or delays in schedules for implementation of software licensed to customers;

  •
  the introduction of new or enhanced solutions by us or our competitors;

  •
  our mix of revenues derived from consulting and management service fees on the one hand, and software-related fees on the other;

  •
  customer budget cycles and priorities and purchasing cycles;

  •
  competitive conditions in the industry;

  •
  seasonal factors;

  •
  war, terrorist acts and civil unrest;

  •
  timing of consolidation decisions by customers;

  •
  the extent of customers' international expansion; and

  •
  general economic conditions.

        Because of the above factors, along with items such as merger, restructuring and other charges and write-off of capitalized software costs and prepaid software royalties, the results of any particular quarter may not be indicative of the results for the full year.

Liquidity and Capital Resources

        Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. At January 31, 2003, we had working capital of $17.9 million compared to $4.1 million at January 31, 2002. We had $27.0 million in cash and cash equivalents at January 31, 2003, an increase of $1.3 million from $25.7 million in cash and cash equivalents at January 31, 2002. At January 31, 2003, we had $25.0 million of long-term debt compared to $44.0 million at January 31, 2002. We expect that existing cash and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

        Cash provided by operating activities was $12.3 million in fiscal 2002 compared to cash used in operating activities of $7.8 million in fiscal 2001 and cash provided by operating activities of $11.2 million in fiscal 2000. Operating cash flows increased during the fiscal year ended January 31, 2003 as a result of efforts to reduce our headcount in fiscal 2002 compared to 2001. This increase was offset by the payment of incentive compensation amounts in the quarterly period ended April 30, 2002 to both current and former Check Solutions employees.

        Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days' sales outstanding (DSO):

Quarter ended	DSO
January 31, 2003	72
October 31, 2002	97
July 31, 2002	73
April 30, 2002	76
January 31, 2002	92

        The increase in DSO for the quarterly period ended October 31, 2002 can be primarily attributed to a 21% decrease in total revenues from the quarterly period ended July 31, 2002 along with a 5% increase in the accounts receivable balance over the same period.

        Cash used in investing activities during fiscal 2002 was $3.6 million, and was primarily related to the purchases of property and equipment. Cash used in investing activities during fiscal 2001 was $72.6 million, and was primarily related to the acquisition of Check Solutions Company. Cash used in investing activities during fiscal 2000 was $11.1 million, and was primarily related to the purchase of two companies, Automated Integrated Solutions, Inc. and X-Port Software, Inc., along with purchases of property and equipment. We expect purchases of property and equipment in fiscal 2003 to be consistent with 2002, although we do believe that capitalized computer costs will be more consistent with fiscal 2001 amounts.

        Financing activities used cash of $7.4 million in fiscal 2002, and provided cash of $43.0 million in fiscal 2001 and $37.0 million in fiscal 2000. The cash used in financing activities during fiscal 2002 was comprised of $19.0 million of payments on our revolving credit agreement offset by $2.3 million of stock option proceeds and proceeds from a private placement of our common stock on April 5, 2002. The net proceeds from the private placement of $9.3 million were used to satisfy obligations due certain employees of Check Solutions of approximately $6.7 million with the remainder used for working capital. Cash provided by financing activities in fiscal 2001 resulted primarily from $45.0 million drawn on our revolving credit agreement entered into to partially fund the Check Solutions acquisition. The cash provided by financing activities in fiscal 2000 related to our public offering of 2,000,000 shares of common stock on November 3, 2000, which resulted in net proceeds of $31.5 million after deducting the costs of the offering.

        On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. At January 31, 2003 and 2002, we had outstanding borrowings of $25.0 million and $44.0 million, respectively, under the credit agreement. All outstanding borrowings are due on June 5, 2004. Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.50% to 1.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes Depreciation and Amortization ("EBITDA"); or London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.00% to 2.75% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.375% to 0.50% depending on our ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Substantially all of our assets collateralize this revolving credit agreement. During the quarter ended January 31, 2003, we were granted a waiver until April 30, 2003 to file our quarterly financial statements and corresponding compliance certification for the quarter ended October 31, 2002. We were granted a waiver of an event of default arising as a result of any inaccuracy in, or misstatement of, the financial statements or required certificates previously filed arising from the restatement of the financial statements. The banks have also consented to the addition of the goodwill impairment charge to net income (loss) in the calculation of EBITDA. As of January 31, 2003, we are in compliance with the covenants of the revolving credit agreement, as amended. While there can be no assurance, we believe we will continue to meet these covenants during the year ended January 31, 2004. Any instances of non-compliance would negatively impact our liquidity. Between February 1, 2003 and April 30, 2003, an additional $10.0 million was paid reducing outstanding borrowings to $15.0 million.

        At January 31, 2003, we had material commitments for our operating leases, as described in Note 11 in our Notes to Consolidated Financial Statements, including commitments of approximately $3.8 million in fiscal 2003. In fiscal 2003, we expect capital expenditures to be similar to levels experienced in fiscal 2002. The following summarizes our contractual obligations at January 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	After 3 Years
Revolving credit agreement	$25,000	$—	$25,000	$—
Operating leases	21,111	3,820	7,259	10,032

	$46,111	$3,820	$32,259	$10,032

        On April 5, 2002, we sold 1,282,214 shares of our common stock to a group of investors in a private transaction. We utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy existing obligations due to certain former employees of Check Solutions, with the remainder being used for working capital. See Note 9 in Notes to our Consolidated Financial Statements.

        We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2003. However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all. The Company is presently involved in a number of class action lawsuits. The potential outcomes or resolutions of the class action lawsuits are unknown, but could include judgments against us, or settlements that could require substantial payments by us. See Note 13 in our notes to Consolidated Financial Statements. Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and could change our financing needs. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary. The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

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

  Revenue Recognition

        Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions," and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction—Type and Certain Production—Type Contracts."

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

        Software License Fees.    In the event that a software license is sold either together with implementation services or on a stand-alone basis, we are usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed 12 months. Under SOP 97-2, we recognize software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires us to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software, both the product license revenue and implementation fees are recognized as services are performed.

        Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting. We determine whether there is vendor specific objective evidence of fair value ("VSOEFV") for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant product modification or customization of the software is required, we defer revenue recognition of the software license fees. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method as set forth in SOP 98-9. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in our price book. Evidence of VSOEFV for services (implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. We establish VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

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

        Through January 31, 2002, goodwill and other intangible assets were amortized using the straight-line method over lives of 6 to 15 years. We adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective February 1, 2002. Under SFAS 142, goodwill and indefinite lived intangibles are no longer amortized. See "Recently Issued Accounting Standards" in Note 2 of Notes to Consolidated Financial Statements. Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002. The initial impairment analysis did not result in any write-down of capitalized costs.

        We perform an annual impairment assessment on November 1st of each year, or when factors indicate that other long-lived assets should be evaluated for possible impairment, we use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated. If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset. During the quarterly period ended January 31, 2003, events and circumstances caused us to reevaluate goodwill resulting in an impairment charge of $46.0 million. Goodwill at January 31, 2003 totaled $21.2 million. Further deterioration in market conditions, increases in interest rates or changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

  Merger, Restructuring and Other Charges

        During fiscal years 2001 and 2002, we recorded significant reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings. These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addressed accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. These disclosure requirements are effective for our fiscal year ended January 31, 2003.

        In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." We do not currently believe adoption will have a significant impact on our accounting for multiple element arrangements.

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

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At January 31, 2003, we did not hold any fixed-rate investments.

        We currently have $25.0 million outstanding under our revolving credit agreement at January 31, 2003. As described in Note 6 of our Notes to Consolidated Financial Statements, the interest rate is variable. At January 31, 2003, the interest rate on $15.0 million of the debt was 4.94% and the interest rate on $10.0 million of the debt was 4.88%.

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

        An insignificant portion of our accounts receivable balance at January 31, 2003, was denominated in a foreign currency. Our exposure to adverse movements to foreign exchange rates is not significant. Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating foreign currency exchange rates within our customer contracts. Historically, foreign currency gains and losses have not had a significant impact on our results of operations or financial position. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Item 8. Financial Statements and Supplementary Data.

CARREKER CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Carreker Corporation

        We have audited the accompanying consolidated balance sheets of Carreker Corporation (the Company), as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carreker Corporation at January 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

        The accompanying consolidated financial statements for the years ended January 31, 2002 and 2001 have been restated, as discussed in Note 3.

/s/ ERNST & YOUNG LLP
Dallas, Texas April 29, 2003

CARREKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,
	2003	2002
		(Restated) See Note 3
ASSETS
Current assets
Cash and cash equivalents	$26,986	$25,674
Accounts receivable, net of allowance of $1,761 and $2,367 at January 31, 2003 and 2002, respectively	22,759	37,552
Federal income tax receivable	—	4,823
Prepaid software royalties	763	1,408
Prepaid expenses and other current assets	3,073	3,508

Total current assets	53,581	72,965
Property and equipment, net of accumulated depreciation of $14,704 and $10,682 at January 31, 2003 and 2002, respectively	8,975	10,384
Capitalized software costs, net of accumulated amortization of $10,025 and $7,676 at January 31, 2003 and 2002, respectively	2,010	4,254
Acquired developed technology, net of accumulated amortization of $6,867 and $2,746 at January 31, 2003 and 2002, respectively	17,333	21,454
Goodwill, net of accumulated amortization of $3,405 at January 31, 2003 and 2002	21,193	67,193
Customer relationships, net of accumulated amortization of $2,333 and $933 at January 31, 2003 and 2002, respectively	6,067	7,467
Deferred loan costs, net of accumulated amortization of $676 and $244 at January 31, 2003 and 2002, respectively	576	1,008
Other assets	373	174

Total assets	$110,108	$184,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,273	$4,281
Accrued compensation and benefits	7,603	19,775
Other accrued expenses	4,482	6,218
Deferred revenue	17,600	27,311
Accrued merger and restructuring costs	3,735	11,250

Total current liabilities	35,693	68,835
Long-term debt	25,000	44,000
Deferred revenue	817	1,436

Total liabilities	61,510	114,271

Commitments and Contingencies
Stockholders' equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 23,574 and 21,924 shares issued at January 31, 2003 and 2002, respectively	236	219
Additional paid-in capital	105,263	93,680
Accumulated deficit	(56,386)	(22,756)
Less treasury stock, at cost: 27 common shares as of January 31, 2003 and 2002	(515)	(515)

Total stockholders' equity	48,598	70,628

Total liabilities and stockholders' equity	$110,108	$184,899

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended January 31,
	2003	2002	2001
		(Restated) See Note 3	(Restated) See Note 3
Revenues:
Consulting fees	$39,204	$42,342	$71,715
Software license fees	37,946	25,153	17,765
Software maintenance fees	41,858	25,908	11,223
Software implementation fees	24,310	20,723	9,245
Out-of-pocket expense reimbursements	6,458	9,611	11,265

Total revenues	149,776	123,737	121,213
Cost of revenues:
Consulting fees	25,067	34,322	38,197
Software license fees	7,701	6,510	5,215
Write-off of capitalized software costs and prepaid software royalties	954	15,031	—
Software maintenance fees	10,773	8,311	2,811
Software implementation fees	19,496	15,328	5,498
Out-of-pocket expenses	7,248	10,899	11,494

Total cost of revenues	71,239	90,401	63,215

Gross profit	78,537	33,336	57,998
Operating costs and expenses:
Selling, general and administrative	50,101	49,912	31,743
Research and development	11,307	10,843	6,055
Amortization of goodwill and intangible assets	1,400	4,339	—
Goodwill impairment	46,000	—	—
Merger, restructuring and other charges	2,945	22,464	—

Total operating costs and expenses	111,753	87,558	37,798

Income (loss) from operations	(33,216)	(54,222)	20,200
Other income (expense):
Interest income	414	1,580	1,959
Interest expense	(2,583)	(2,265)	(64)
Other income (expense)	505	(111)	(173)

Total other income (expense)	(1,664)	(796)	1,722
Income (loss) before provision (benefit) for income taxes	(34,880)	(55,018)	21,922
Provision (benefit) for income taxes	(1,250)	(1,642)	8,330

Net income (loss)	$(33,630)	$(53,376)	$13,592

Basic earnings (loss) per share	$(1.45)	$(2.44)	$0.70

Diluted earnings (loss) per share	$(1.45)	$(2.44)	$0.67

Shares used in computing basic earnings (loss) per share	23,198	21,853	19,305

Shares used in computing diluted earnings (loss) per share	23,198	21,853	20,429

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock					Treasury Stock
			Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)			Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 31, 2000 (as reported)	18,539	$185	$44,564	$(183)	$20,846	1	$(6)	$65,406
Cumulative effect of restatement	—	—	—	—	(3,818)	—	—	(3,818)

Balance at January 31, 2000 (restated)	18,539	185	44,564	(183)	17,028	1	(6)	61,588
Director option grant	—	—	78	(78)	—	—	—	—
Sale of common stock	2,000	20	31,436	—	—	—	—	31,456
Compensation earned under employee/director stock option plans	—	—	—	261	—	—	—	261
Purchases of treasury stock	—	—	—	—	—	18	(472)	(472)
Issuance of shares of common stock upon exercises of stock options	1,199	12	6,612	—	—	(1)	6	6,630
Tax benefit from exercises of stock options	—	—	8,183	—	—	—	—	8,183
Net income (restated)	—	—	—	—	13,592	—	—	13,592

Balance at January 31, 2001	21,738	217	90,873	—	30,620	18	(472)	121,238
Director option grant	—	—	56	(56)	—	—	—	—
Compensation earned under employee/director stock option plans	—	—	68	56	—	—	—	124
Purchases of treasury stock	—	—	—	—	—	9	(43)	(43)
Issuance of shares of common stock upon exercises of stock options	186	2	1,161	—	—	—	—	1,163
Tax benefit from exercises of stock options	—	—	1,522	—	—	—	—	1,522
Net loss (restated)	—	—	—	—	(53,376)	—	—	(53,376)

Balance at January 31, 2002	21,924	219	93,680	—	(22,756)	27	(515)	70,628
Sale of common stock	1,282	13	9,310	—	—	—	—	9,323
Issuance of shares of common stock upon exercises of stock options	368	4	2,273	—	—	—	—	2,277
Net loss	—	—	—	—	(33,630)	—	—	(33,630)

Balance at January 31, 2003	23,574	$236	$105,263	$—	$(56,386)	27	$(515)	$48,598

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2003	2002	2001
		(Restated) See Note 3	(Restated) See Note 3
Operating Activities:
Net income (loss)	$(33,630)	$(53,376)	$13,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,361	3,801	2,591
Amortization of capitalized software costs and acquired developed technology	5,882	5,846	3,822
Amortization of goodwill and intangible assets	1,400	4,338	—
Goodwill impairment	46,000	—	—
Compensation earned under employee/director stock option plan	—	124	261
Tax benefit from exercises of stock options	—	1,522	8,183
Deferred income taxes	—	48	(313)
Non-cash portion of merger and restructuring costs	—	15,451	—
Write-off of capitalized software costs and prepaid software royalties	954	2,131	—
Provision for doubtful accounts	630	1,797	986
Amortization of deferred loan costs	432	244	—
Loss on sale of assets	1	11	24
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	13,632	6,943	(13,088)
Prepaid expenses and other assets	939	(208)	(1,447)
Accounts payable and accrued expenses	(22,755)	3,066	2,285
Income taxes payable/receivable	4,823	(313)	(6,767)
Deferred revenue	(10,330)	717	1,088

Net cash (used in) provided by operating activities	12,339	(7,858)	11,217
Investing Activities:
Purchases of short-term investments	—	—	(36,540)
Sales and maturities of short-term investments	—	15,407	34,696
Acquisition, net of cash acquired	—	(78,051)	(5,268)
Purchases of property and equipment	(3,527)	(5,967)	(3,095)
Computer software costs capitalized	(103)	(3,964)	(928)
Proceeds from disposition of assets	3	22	—

Net cash used in investing activities	(3,627)	(72,553)	(11,135)
Financing Activities:
Purchases of treasury stock	—	(43)	(466)
Proceeds from issuance of long-term debt	—	45,000	—
Payments on long-term debt	(19,000)	(1,000)	—
Payment of deferred loan costs	—	(1,253)	—
Proceeds from exercises of stock options	2,277	1,163	6,624
Proceeds from sale of common stock	9,323	—	31,456
Payments on notes payable	—	(880)	(571)

Net cash provided by (used in) financing activities	(7,400)	42,987	37,043

Net increase (decrease) in cash and cash equivalents	1,312	(37,424)	37,125
Cash and cash equivalents at beginning of year	25,674	63,098	25,973

Cash and cash equivalents at end of year	$26,986	$25,674	$63,098

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,206	$1,618	$64

Cash paid (received) for income taxes, net	$(6,071)	$(2,980)	$7,198

See accompanying notes

CARREKER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

        Carreker Corporation ("the Company") provides payments-related software and consulting solutions to financial institutions and financial service providers. These solutions help the Company's customers improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and evolve toward next-generation payment practices and technologies.

2.    Summary of Significant Accounting Procedures

  Principles of Consolidation and Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Certain prior year amounts have been reclassified to conform to the current year presentation. For the year ended January 31, 2002, selling, general and administrative expenses and software implementation expenses have been reduced $3.7 million and $168,000, respectively, and software maintenance expenses, software license expenses and research and development expenses have been increased $1.2 million, $455,000 and $2.2 million, respectively. These reclassifications were made to conform the presentation of the operating activities of Check Solutions, a business acquired in June 2001, with the presentations of Carreker Corporation.

        Beginning February 1, 2002, the Company began to characterize reimbusements received for out-of-pocket expenses incurred as revenue on the consolidated statement of operations and all comparative statements of operations have been revised to reflect this change.

        Deferred revenue has been presented net of related accounts receivables for all periods presented. See Notes 2 and 7 for the components of accounts receivables and deferred revenue.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed below, the Company makes significant estimates and assumptions in the areas of accounts receivable, impairment of intangibles and revenue recognition. Although the Company believes that the estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to the Company's financial results.

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

        A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral. Because the Company's accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. To evaluate a specific customer's ability to pay, the Company analyzes financial statements, payment history, and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company's products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk. Most of the Company's contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three years ended January 31, 2003, 2002 and 2001 were $1,236,000, $1,010,000 and $1,763,000, respectively.

        The fair value of accounts receivable approximates the carrying amount of accounts receivable.

        Accounts receivable, net of allowances, consist of the following (in thousands):

	January 31,
	2003	2002
Gross accounts receivable	$74,918	$66,611
Less deferred revenue	(50,398)	(26,692)
Less allowance for doubtful accounts	(1,761)	(2,367)

Net accounts receivable	$22,759	$37,552

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

	January 31,
	2003	2002
Furniture	$5,071	$5,035
Equipment and software	17,406	15,038
Leasehold improvements	1,202	993

Total cost	23,679	21,066
Less accumulated depreciation and amortization	(14,704)	(10,682)

Net property and equipment	$8,975	$10,384

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

        On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company performed the initial assessment of goodwill impairment at the time of adoption on February 1, 2002. No impairment of goodwill resulted from the initial assessment. Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed. This assessment involves the use of estimates related to fair market values of the Company's reporting units with which the goodwill is associated. The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company's reporting units decline, which would result in decreases in the related estimate of fair market value. The Company performs its annual impairment analysis on November 1st of each year and whenever facts and circumstances indicate an impairment may exist. Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) on February 1, 2002. In accordance with SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset. The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

  Deferred Loan Costs

        Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement. The costs are being amortized to interest expense over the 36 month life of the credit agreement.

  Software Costs Capitalized

        The Company capitalizes the development costs of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (i) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three to six years). The Company capitalized, excluding software acquired through business combinations, $103,000, $3,964,000 and $928,000, and recorded amortization relating to software development costs capitalized of $2,349,000, $3,099,000, and $3,822,000 in the years ended January 31, 2003, 2002 and 2001, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying condensed consolidated statement of operations.

  Revenue Recognition

        The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions," and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction—Type and Certain Production—Type Contracts."

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

        Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting. The Company determines whether there is vendor specific objective evidence of fair value ("VSOEFV") for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant product modification or customization of the software is required, the Company defers revenue recognition of the software license fees. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method as set forth in SOP 98-9. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company's price book. Evidence of VSOEFV for services (implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

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

  Royalties

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product. Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30% of the associated revenues. Approximately $2,389,000, $1,743,000 and $1,599,000 of royalty expense was recorded under these agreements in the years ended January 31, 2003, 2002 and 2001, respectively. Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying consolidated statements of operations.

  Deferred Revenue

        Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred. Non-current deferred revenue represents amounts for maintenance to be provided beginning in periods on or after February 1, 2004.

  Research and Development Costs

        Research and development costs, which are not subject to capitalization under Statement of Financial Accounting Standards (SFAS) 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications and sustaining maintenance activities.

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

  Earnings Per Share

        Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options (using the treasury stock method), if such stock options have a dilutive effect in the aggregate.

  Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board ("APB"), Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its employees and director stock options. Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Through January 31, 2003, there have been no significant grants to non-employees. The Company had no unearned stock compensation at January 31, 2003.

        Although SFAS 123 allows APB 25 guidelines to be applied in accounting for stock options, the Company is required to disclose pro forma net income (loss) and net income (loss) per share as if they had adopted SFAS 123. The following table sets forth the pro forma information as if the provisions of SFAS 123 had been applied to account for stock based compensation (in thousands, except per share data):

	Year Ended January 31,
	2003	2002	2001
		(Restated)	(Restated)
Net income (loss), as reported	$(33,630)	$(53,376)	$13,592
Stock compensation expense recorded under the intrinsic value method, net of income taxes	—	124	261
Pro forma stock compensation expense computed under the fair value method, net of income taxes	(2,974)	(4,000)	(2,885)

Pro forma net income (loss)	$(36,604)	$(57,252)	$10,968

Basic earnings (loss) per common share, as reported	$(1.45)	$(2.44)	$0.70

Diluted earnings (loss) per common share, as reported	$(1.45)	$(2.44)	$0.67

Pro forma basic earnings (loss) per common share	$(1.58)	$(2.62)	$0.57

Pro forma diluted earnings (loss) per common share	$(1.58)	$(2.62)	$0.54

        Inputs used for the fair value method of the Company's employee stock options are as follows:

	Year Ended January 31,
	2003	2002	2001
Volatility	1.014	1.260	0.846
Weighted-average expected lives	4.500	4.500	4.500
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	4.0%	4.6%	6.2%
Weighted-average fair value of options granted	$4.49	$10.21	$8.64

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

        During the investigation, the Company became aware that, in certain instances, revenue had been recorded on contracts in one accounting period where customer signature and delivery of software had been completed, but where the contract may not have been fully executed by the Company in that accounting period. The Company determined that revisions to certain prior financial statements were necessary to ensure that all agreements for which revenue was recognized in an accounting period were executed by both parties no later than the end of the accounting period in which the revenue was being recognized.

        Upon the completion of the Special Committee's investigation, the Company expanded its review and reassessed its historical application of revenue recognition policies. The Company had originally concluded under the criteria of SOP 97-2 that services were not essential to the functionality of the software, requiring recognition of software license revenue at the time of delivery of the software. However, as a result of this review, the Company has now decided that when implementation fees are received for specific types of transactions in which the Company is licensing software and performing certain implementation services, these services are more properly considered essential to the functionality of the other elements of the arrangement. Therefore, the related license revenue and implementation revenue should have been recognized as the services were performed using the percentage of completion method rather than upon delivery of the software. The impact of these revisions on total revenue was to defer the timing of revenue recognition for transactions that combine both a software license and implementation services.

        As a result of the impact of changes in the timing of revenue recognition, the Company also revised the related royalty expense, commission expense and federal income tax provision (benefit), and recorded a cumulative effect adjustment to retained earnings as of January 31, 2000 of $3.8 million.

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

        The Company also determined that revenue was understated on two contracts, resulting in additional license fee revenue of $1.2 million during the quarterly period ended April 2002 and implementation fee revenue of $288,000 over the period from July 2001 through July 2002.

3.    Restatement of Financial Statements (Continued)

        The Company's financial statements and related financial information have been restated as follows:

	Year Ended January 31, 2002		Year Ended January 31, 2001
	As Reported	Restated	As Reported	Restated
Operations data:
Total revenues	$141,301	$123,737	$121,531	$121,213
Income (loss) before provision (benefit) for income taxes	(39,504)	(55,018)	21,926	21,922
Net income (loss)	(35,605)	(53,376)	13,594	13,592
Basic earnings (loss) per share	$(1.63)	$(2.44)	$0.70	$0.70
Diluted earnings (loss) per share	$(1.63)	$(2.44)	$0.67	$0.67
Balance sheet data:
Accounts receivable, net	$49,995	$37,552	$40,889	$36,480
Total assets	199,694	184,899	144,217	142,646
Deferred revenue	19,699	27,311	5,153	7,402
Retained earnings (deficit)	(1,165)	(22,756)	34,440	30,620

        The as reported columns include certain reclassifications as described elsewhere in the Notes to Consolidated Financial Statements.

4.    Business Combinations

        On February 10, 2000, the Company acquired all of the outstanding stock of Automated Integrated Solutions, Inc., an Ontario Company ("AIS") for $2.3 million in cash and additional cash payments to AIS shareholders of up to $2.0 million based on achievement of specified revenue targets over three years. The transaction was accounted for as a purchase, with $2.3 million of the purchase price allocated to capitalized software which has been fully amortized.

        On May 29, 2000, the Company acquired all of the outstanding stock of X-Port Software, Inc., an Ontario Company ("X-Port") for $3.0 million in cash. The transaction was accounted for as a purchase with approximately $3.0 million of the purchase price allocated to capitalized software which has been amortized. However, during the three months ended July 31, 2001, the Company recorded a non-cash charge of $2.8 million representing the write-off of the remaining net book value of the capitalized software. See Note 16.

        In connection with the acquisition of X-Port, the Company entered into a separate agreement with the former owner of X-Port for consulting and development services through 2003. The payments for consulting total $616,000 over the three year period and the development services fees total $1.0 million with an additional $400,000 if certain other criteria were met. In January 2002, the Company terminated this agreement with the former owner of X-Port resulting in a charge of $1.1 million that is included in merger, restructuring and other charges in the accompanying consolidated statements of operations. See Note 15.

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

        The acquisition was accounted for by the purchase method of accounting, and accordingly, the statements of operations include the results of Check Solutions beginning June 6, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management, based on information currently available and on current assumptions as to future operations. The Company obtained an independent appraisal of the fair values of the identified intangible assets, which are being amortized on a straight-line basis.

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

        Goodwill amortization is deductible for income tax purposes.

        The following unaudited pro forma financial information for the year ended January 31, 2002 and 2001, assumes the Check Solutions acquisition occurred at the beginning of the respective periods (in thousands, except per share data).

	Year ended January 31,
	2002	2001
	(Restated)	(Restated)
Revenue	$138,462	$161,311
Net income (loss)	(58,042)	1,544
Basic income (loss) per share	(2.66)	0.08
Diluted income (loss) per share	(2.66)	0.08

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

5.    Goodwill and Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective February 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with this statement. Other intangible assets which include acquired developed technology and customer relationships will continue to be amortized over their useful lives.

        Upon adoption of SFAS 142, assembled work force intangible with a remaining net book value of $5.0 million at February 1, 2002 was reclassified to goodwill and will no longer be amortized. The Company performed an initial assessment of impairment on February 1, 2002, the date SFAS 142 was adopted. No impairment resulted from this initial assessment.

        The following table presents the annual results of the Company on a comparative basis assuming the nonamortization provisions of SFAS 142 were effective February 1, 2001 (in thousands, except per share data):

	Year Ended January 31,
	2003	2002
		(Restated)
Net income (loss)	$(33,630)	$(53,376)
Goodwill and assembled workforce amortization	—	3,405

Adjusted net income (loss)	$(33,630)	$(49,971)

Basic earnings (loss) per share	$(1.45)	$(2.44)
Goodwill and assembled workforce amortization per share	—	0.16

Adjusted basic earnings (loss) per share	$(1.45)	$(2.28)

Diluted earnings (loss) per share	$(1.45)	$(2.44)
Goodwill and assembled workforce amortization per share	—	0.16

Adjusted diluted earnings (loss) per share	$(1.45)	$(2.28)

        Intangible assets with definite useful lives are amortized on a straight-line basis, that resulted in amortization expense of $1.4 million and $0.9 million during the years ended January 31, 2003 and 2002, respectively.

        The following table sets forth the estimated amortization expense of intangible assets for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2004	$1,400
2005	1,400
2006	1,400
2007	1,400
2008	467

        During the fourth quarter of the year ended January 31, 2003, the Company performed its annual evaluation for goodwill impairment resulting in a charge of $46.0 million. The impairment charge was recorded to the Global Payments Technologies ("GPT") segment as all of the Company's goodwill has been assigned to the GPT segment. The fair value of the reporting unit to which goodwill is assigned was determined to be less than its carrying amount. Thus, an allocation of the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit was made to determine the excess of fair value over amounts allocated to net assets. The excess represents the estimated fair value of the goodwill which was compared to recorded goodwill as of the evaluation date of November 1, 2002 and resulted in an impairment charge of $46.0 million. The fair values used in this evaluation were estimated based upon the consideration of a number of fair value estimation techniques including a discounted cash flow analysis and consideration of the market price of the Company's stock. The assumptions in the discounted cash flow analysis include future revenue volume levels, price levels and rates of increases in operating expenses to compute projected cash flows for the reporting unit and other intangible assets within the reporting unit. A discount rate of 26% was applied to determine discounted cash flows. The Company believes the assumptions used to estimate future cash flows for this evaluation are reasonable. However, if market conditions continue to deteriorate, discount rates increase or if changes occur in the estimated projections with respect to the GPT business, the Company may be required to record additional impairment charges, the amount of which could be material to the Company's results of operations.

6.    Revolving Credit Agreement

        On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. All outstanding borrowings are due on June 5, 2004. Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.50% to 1.25% depending on the Company's ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); or LIBOR plus a margin equal to 2.00% to 2.75% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.375% to 0.50% depending on the Company's ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. During the quarter ended January 31, 2003, the Company was granted a waiver until April 30, 2003 to file its quarterly financial statements and corresponding compliance certification for the quarter ended October 31, 2002. Also the Company was granted a waiver of an event of default arising as a result of any inaccuracy in, or misstatement of, the financial statements or required certificates previously filed arising from the restatement of the financial statements. The banks have also consented to the addition of the goodwill impairment charge to net income (loss) in the calculation of EBITDA. As of January 31, 2003, the Company is in compliance with the covenants of the revolving credit agreement, as amended. Substantially all of the Company's assets are collateralized under the Revolving Credit Agreement. The carrying value of borrowings under the revolving credit agreement approximates the fair value at January 31, 2003.

        We currently have $25.0 million outstanding under our revolving credit agreement at January 31, 2003. The interest rate is variable. At January 31, 2003, the interest rate on the $15.0 million of the debt was 4.94% and the interest rate on $10.0 million of the debt was 4.88%.

7.    Deferred Revenue and Advance Payments

        Deferred revenue and advance payments from customers consist of the following (in thousands)

	January 31,
	2003	2002
Current:
Deferred software maintenance fees	$38,764	$30,447
Deferred software implementation license fees	29,234	23,556

	67,998	54,003
Less amount in accounts receivable	(50,398)	(26,692)

	$17,600	$27,311

Non-current:
Deferred software maintenance fees	$817	$1,436

Less amount in accounts receivable	—	—

	$817	$1,436

8.    Provision (Benefit) for Income Taxes

        The Company's provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2003	2002	2001
		(Restated)	(Restated)
Federal:
Current	$(2,184)	$(1,690)	$7,744
Deferred	—	48	(294)

	(2,184)	(1,642)	7,450
State and Foreign:
Current	934	—	899
Deferred	—	—	(19)

	934	—	880

	$(1,250)	$(1,642)	$8,330

        The provisions (benefit) for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision (benefit) for income taxes as follows (in thousands):

	Year Ended January 31,
	2003	2002	2001
		(Restated)	(Restated)
Provision (benefit) for income taxes at statutory rate	$(11,859)	$(18,706)	7,453
State and foreign income taxes, net of U.S. federal benefit	934	—	566
Tax exempt interest income	—	(230)	(306)
Nondeductible expenses	319	211	371
Unbenefited losses	9,356	17,254	—
Other, net	—	(171)	246

Provision (benefit) for income taxes	$(1,250)	$(1,642)	$8,330

        During the quarterly period ended April 30, 2002, a tax benefit of approximately $1.9 million was generated by additional tax loss carrybacks available to the Company as a result of new tax legislation passed under the Job Creation and Workers Assistance Act of 2002.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2003	2002
		(Restated)
Deferred tax assets:
Accruals not currently deductible	$1,638	$1,250
Allowance for doubtful accounts	274	852
Accrued merger and restructuring costs	792	2,628
Deferred revenue	4,404	7,842
Net operating loss	337	5,212
Tax credits	751	286
Intangible assets	16,914	—
Depreciation of property and equipment	42	—
Less valuation allowance	(24,025)	(17,254)

Total deferred tax assets	1,127	816
Deferred tax liabilities:
Depreciation of property and equipment	—	62
Capitalized software costs	1,098	754
Other	29	—

Total deferred tax liabilities	1,127	816

Net deferred tax liabilities	$—	$—

        At January 31, 2003, the Company had available to it net operating loss carryforwards of approximately $936,000 which expire in 2023. The Company has an AMT Credit of $287,000 with no expiration and foreign tax credits of $464,000 that expire in 2008. The Company has established a valuation allowance to reserve its net deferred tax assets at January 31, 2003 and 2002 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in SFAS No. 109 "Accounting for Income Taxes", were not met.

9.    Common Stock Offering

        On April 5, 2002, the Company sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, the Company filed a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002 seeking to register the resale of such shares. The Form S-3 was deemed effective on May 15, 2002. On April 5, 2002, the Company utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy obligations due to certain former employees of Check Solutions described in Note 17, with the remainder being used for working capital.

10.    Benefit Plans

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

        The Company has a Director Stock Option Plan (the Director Plan) under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of the Company's Common Stock. Effective July 19, 2001, options granted under the Director Plan are granted at fair market value as of the grant date, vest at the rate of 25% per calendar quarter, and expire if not exercised ten years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. Prior to July 19, 2001, options granted under the Director Plan were granted at 50% of the fair market value on the grant date, became exercisable one year from the date of the grant or in one or more installments and expired fifteen years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. During the years ended January 31, 2003, 2002 and 2001, options to purchase 56,231 shares, 31,792 shares and 15,557 shares, respectively, of common stock were granted to Directors. Due to options issued prior to July 19, 2001 being issued at less than fair market value on the grant date, the Company recorded deferred compensation at the dates of grant during the years ended January 31, 2002 and 2001 of $56,246 and $77,500, respectively, to be expensed ratably over the vesting period. At January 31, 2002, there was no remaining deferred compensation related to Director options.

        Stock option transactions under all plans for the years ended January 31, 2003, 2002 and 2001, are as follows (in thousands, except per share amounts):

	2003		2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	4,363	$10.49	2,864	$9.14	3,042	$6.47
Granted	1,462	6.05	1,914	12.17	1,152	12.50
Exercised	(368)	6.18	(185)	6.27	(1,200)	5.53
Forfeited	(914)	11.08	(230)	11.15	(130)	9.71

Options outstanding at end of year	4,543	9.29	4,363	10.49	2,864	9.14

Options exercisable at end of year	1,908		1,640		932

Weighted average grant-date fair value of options granted during the year		$4.49		$10.21		$8.64

        Information related to options outstanding at January 31, 2003, is summarized below (in thousands, except per share amounts):

Range of Exercise Price	Options Outstanding at January 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at January 31, 2003	Weighted Average Exercise Price
$3.00 to $7.44	1,590	8.19	$5.37	516	$5.87
$8.08 to $9.88	1,380	7.25	8.63	754	8.81
$10.34 to $14.41	753	7.71	11.53	310	11.42
$14.90 to $26.19	820	8.21	15.94	328	16.40

	4,543			1,908

        As of January 31, 2003, the Company has reserved for issuance under the Long Term Incentive Plan 5,554,252 shares of common stock, of which 4,419,100 shares are subject to currently outstanding options to employees, and 1,135,152 shares are reserved for future awards. As of January 31, 2003, the Company has reserved for issuance under the Director Plan 195,314 shares of Common Stock, of which 124,344 shares are subject to currently outstanding options, and 70,970 shares are reserved for future awards.

  Profit Sharing Plan

        The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company. Employer matching contributions amounted to $119,000, $1,662,000 and $1,268,000 for the fiscal years ended January 31, 2003, 2002 and 2001, respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contributions were made during the fiscal year ended January 31, 2003, 2002, or 2001.

  Incentive Compensation Plans

        In 2002, the Company introduced two new incentive programs to employees. The variable compensation plan awards employees based on quarterly Company operating results. At January 31, 2003, approximately 321 employees are eligible to receive cash awards under the variable compensation plan. The Company recorded expense under this plan of approximately $1.5 million in the fiscal year ended January 31, 2003. All variable compensation amounts had been paid to employees as of January 31, 2003.

        The incentive bonus plan awards employees based on the Company's and the applicable business unit's operating results. Substantially all employees are eligible to receive cash awards under the incentive bonus plan. Awards from this plan are paid to employees subsequent to the end of the fiscal year. In the fiscal year ended January 31, 2003, the Company recorded expense under this plan of approximately $1.6 million. At January 31, 2003, approximately $1.6 million of incentive bonus remains accrued for certain business units.

        The Company pays discretionary bonuses to key employees based primarily on Company profitability and the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $853,000, $3,238,000 and $2,938,000 for the fiscal year ended January 31, 2003, 2002 and 2001, respectively.

11.    Lease Commitments

        The Company leases office facilities and certain equipment under operating leases for various periods. Leases that expire are generally expected to be renewed or replaced by other leases. The Company's corporate office lease agreement in Dallas, Texas has average minimum annual rent payments of $1.7 million and expires in 2010. Rental expense under operating leases for the fiscal years ended January 31, 2003, 2002 and 2001 was approximately $4,216,000, $4,374,000 and $2,664,000, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows (in thousands):

        Year ending January 31:

2004	$3,820
2005	3,821
2006	3,438
2007	2,843
2008	2,526
Thereafter	4,663

Total	$21,111

12.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended January 31,
	2003	2002	2001
		(Restated)	(Restated)
Basic earnings (loss) per share:
Net income (loss)	$(33,630)	$(53,376)	$13,592

Weighted average shares outstanding	23,198	21,853	19,305

Basic earnings (loss) per share	(1.45)	$(2.44)	$0.70

Diluted earnings (loss) per share:
Net income (loss)	$(33,630)	$(53,376)	$13,592

Weighted average shares outstanding	23,198	21,853	19,305
Assumed conversion of employee stock options	—	—	1,124

Shares used in diluted earnings per share calculation	23,198	21,853	20,429

Diluted earnings (loss) per share	$(1.45)	$(2.44)	$0.67

        Options totaling 4,543,444, 4,362,871 and 74,847 in fiscal years ending January 31, 2003, 2002 and 2001 respectively, have been excluded from the diluted earnings per share computation, as the options were anti-dilutive.

13.    Contingencies

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

14.    Segments

        The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results include costs for research and development as well as product royalty expense, the amortization and impairment of goodwill and intangible assets, the write-off of capitalized software costs and merger and restructuring charges, were as follows (in thousands):

	Year ended January 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$31,909	$402	$6,893	$—	$39,204
Software license fees	959	36,987	—	—	37,946
Software maintenance fees	651	41,207	—	—	41,858
Software implementation fees	1,688	22,378	244	—	24,310
Out-of-pocket expense reimbursements	1,969	2,780	1,709	—	6,458
Intercompany revenue	—	(479)	479	—	—

Total revenues	$37,176	$103,275	$9,325	$—	$149,776

Income (loss) from operations before amortization and impairment of goodwill and intangible assets and merger, restructuring and other charges	$16,846	$32,598	$(2,221)	$(29,140)	$18,083
Amortization of goodwill and intangible assets	—	1,400	—	—	1,400
Goodwill impairment	—	46,000	—	—	46,000
Write-off of capitalized software costs and prepaid software royalties	—	954	—	—	954
Merger, restructuring and other charges	20	2,792	133	—	2,945

Income (loss) from operations	$16,826	$(18,548)	$(2,354)	$(29,140)	$(33,216)

	Year ended January 31, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
	(Restated)
Revenues:
Consulting fees	$23,904	$1,265	$17,173	$—	$42,342
Software license fees	635	24,518	—	—	25,153
Software maintenance fees	—	25,908	—	—	25,908
Software implementation fees	1,198	19,504	21	—	20,723
Out-of-pocket expense reimbursements	3,106	2,588	3,917	—	9,611
Intercompany revenue	—	(126)	126	—	—

Total revenues	$28,843	$73,657	$21,237	$—	$123,737

Income (loss) from operations before amortization and impairment of goodwill and intangible assets and unusual charges	$7,784	$3,409	$1,297	$(24,878)	$(12,388)
Amortization of goodwill and intangible assets	—	4,339	—	—	4,339
Write-off of capitalized software costs and prepaid software royalties	12,212	2,819	—	—	15,031
Merger, restructuring and other charges	—	22,464	—	—	22,464

Income (loss) from operations	$(4,428)	$(26,213)	$1,297	$(24,878)	$(54,222)

	Year ended January 31, 2001
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
	(Restated)
Revenues:
Consulting fees	$40,008	$3,968	$27,739	$—	$71,715
Software license fees	—	17,765	—	—	17,765
Software maintenance fees	—	11,223	—	—	11,223
Software implementation fees	—	9,245	—	—	9,245
Out-of-pocket expense reimbursements	2,210	2,765	6,290	—	11,265

Total revenues	$42,218	$44,966	$34,029	$—	$121,213

Income (loss) from operations before amortization and impairment of goodwill and intangible assets and unusual charges	$28,999	$106	$9,535	$(18,440)	$20,200
Amortization of goodwill and intangible assets	—	—	—	—	—
Write-off of capitalized software costs and prepaid software royalties	—	—	—	—	—
Merger, restructuring and other charges	—	—	—	—	—

Income (loss) from operations	$28,999	$106	$9,535	$(18,440)	$20,200

        Revenues derived from a single major customer accounted for approximately 10%, 11% and 29% of total revenue in the fiscal years ended January 31, 2003, 2002 and 2001, respectively. Revenue derived from the Company's five largest customers accounted for approximately 34%, 34% and 50% of total revenue in the fiscal years ended January 31, 2003, 2002 and 2001, respectively.

        The Company markets its solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, for fiscal years ended January 31, 2003, 2002 and 2001 attributed to countries based on the location of the customers was as follows (in thousands):

	2003		2002		2001
	Amount	Percent of total revenues	Amount	Percent of total revenues	Amount	Percent of total revenues
			(Restated)		(Restated)
United States	$116,018	81%	$90,343	79%	$95,438	87%
Europe	9,794	7	12,660	11	7,980	7
Australia	4,880	3	4,009	4	2,820	3
Canada	8,711	6	5,909	5	3,444	3
South Africa	3,634	3	923	1	—	—
Other	281	—	282	—	266	—

Total revenues	$143,318	100.0%	$114,126	100.0%	$109,948	100.0%

15.    Merger, Restructuring and Other Charges

        The Company recorded various merger, restructuring and other charges during the fiscal years ended January 31, 2003 and 2002 as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Fiscal Year Ended January 31, 2002:
Quarterly period ending July 31, 2001	$1,925	$9,705	$240	$298	$12,168
Quarterly period ending October 31, 2001	—	4,239	—	—	4,239
Quarterly period ending January 31, 2002	3,483	74	200	—	3,757

Total year ended January 31, 2002	$5,408	$14,018	$440	$298	$20,164

Fiscal Year Ended January 31, 2003:
Quarterly period ending January 31, 2003	633	—	—	—	633

Total year ended January 31, 2003	$633	$—	$—	$—	$633

        In connection with the acquisition of Check Solutions during the quarter ended July 31, 2001, the Company recorded $12.2 million in merger-related costs (consisting of $10.2 million attributable to cost of revenues and $2.0 million attributable to selling, general and administrative costs).

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

Recorded in the quarterly period ended July 31, 2001:
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

        On October 1, 2001, the Delaware Chancery Court granted Pega's motion for preliminary injunction. On November 5, 2001, all matters relating to various legal and administrative actions surrounding this dispute were settled. Under this Settlement Agreement, the Company agreed to pay settlement and legal costs totaling $5.4 million (of which $1.1 million was accrued at July 31, 2001), which includes royalties on prior period sales of the four Back Office products. Consistent with the prior Agreement, the Company will continue to pay Pega royalties based on future sales of the four Back Office products through October 31, 2006. The resulting settlement and legal costs of $4.3 million incurred in excess of the initial $1.1 million accrual recorded in the period ended July 31, 2001 were recorded as a component of merger and restructuring costs in the quarterly period ended October 31, 2001.

        During the quarterly period ended January 31, 2002, the Company implemented a reduction in the workforce to adjust staffing levels to a level sufficient to support projected business activities. As a result of the reductions approximately 95 employees were terminated and a charge of $3.5 million, related to severance costs including the termination of the agreement with the former owner of X-Port, and an additional $200,000 for facility closures and $74,000 of additional charges relating to the CheckFlow Suite was recorded during the quarter.

        During the quarterly period ended January 31, 2003, the Company recorded a charge of $633,000 related to severance costs for 44 employees that were terminated.

        The activity related to the accrued merger and restructuring costs reserve balance during the years ended January 31, 2003 and 2002 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Reserve balance at January 31, 2001	$—	$—	$—	$—	$—
Additions to reserve balance:
Merger and restructuring charges	5,408	14,018	440	298	20,164
Reductions to reserve balances:
Cash paid	(1,866)	(2,774)	(73)		(4,713)
Non-cash charges against reserve	—	(3,903)	—	(298)	(4,201)

Reserve balance at January 31, 2002	3,542	7,341	367	—	11,250
Additions to reserve balance:
Merger and restructuring charges	633	—	—	—	633
Reductions to reserve balances:
Cash paid	(3,222)	(6,068)	(243)	—	(9,533)

Reserve balance at January 31, 2003	$953	$1,273	$124	$—	$2,350

        During the quarterly period ended January 31, 2003, the Company recorded a charge of $2.3 million for legal and professional fees related to the special investigation and restatement efforts, of which $1.4 million remains accrued at January 31, 2003.

16.    Write-off of Capitalized Software Costs and Prepaid Software Royalties

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

        During December 2001, the Company negotiated with Xchange and received a commitment for $960,000 as a partial offset to expenses incurred to enhance and support the EnAct software for the existing customer base. The Company reflected the $960,000 reimbursement as a ratable reduction in costs of revenue over the period November 1, 2001 through April 30, 2002.

        During the quarterly period ended January 31, 2003 in connection with the Company's periodic impairment review of its portfolio of software products, the eiManager product acquired in the AIS business combination in January 2000 was deemed to be impaired. Based on the Company's calculation of the expected future cash flows of the product, a $586,000 non-cash charge was recorded in cost of revenues.

        Effective June 2001, the Company entered into a software license agreement with Actuate Corporation in which the Company would integrate Actuate Corporation's software with the Company's Global Tracking and Cash solutions within the Global Payments Technologies business segment. The Company prepaid $400,000 for 40 copies of the software. Based on the expected sales forecasts of this product a $368,000 non-cash charge was recorded in the quarterly period ended January 31, 2003.

        These costs are summarized below (in thousands):

Write-off of Capitalized Software Costs and Prepaid Software Royalties
Year Ended January 31, 2002:
Capitalized X-Port Vault product costs	$2,819
Write-off of prepaid software royalties with Exchange Applications, Inc.	12,212

Total recorded in the year ended January 31, 2002	$15,031

Year Ended January 31, 2003:
Capitalized eiManager product costs	$586
Write-off of prepaid software royalties with Actuate Corporation.	368

Total recorded in the year ended January 31, 2003	$954

17.    Related Party Transactions

        In March 2001, the Company loaned $500,000 to a former officer of the Company pursuant to a Limited Recourse Promissory Note ("Note") collateralized solely by shares of Exchange Applications, Inc. common stock. The principal is due in full on March 30, 2004. In January 2002, the Note was adjusted to its estimated fair value of $125,000 resulting in a charge to earnings of $375,000. During the year ended January 31, 2003, the Note was deemed worthless resulting in a charge to earnings of $125,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Company.

        Information regarding Directors and Executive Officers is hereby incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers of the Company" in our Proxy Statement relating to our 2003 Annual Meeting of Stockholders ("Proxy Statement").

Item 11. Executive Compensation.

        Information regarding Executive Compensation is hereby incorporated by reference from the section entitled "Executive Compensation and Other Matters" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding Security Ownership of Certain Beneficial Owners and Management is hereby incorporated by reference from the section entitled "Beneficial Ownership of Common Stock" in the Proxy Statement.

        Information regarding Equity Compensation Plan Information is hereby incorporated by reference from the section entitled "Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

        Information regarding Certain Relationships and Related Transactions is hereby incorporated by reference from the section entitled "Certain Transactions and Business Relationships" in the Proxy Statement.

Item 14. Controls and Procedures.

Disclosure Controls

        We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

        Our Chief Executive and Chief Financial Officers are responsible for evaluating the effectiveness of our disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures, which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Internal Controls

        In light of our determination in January 2003 that it was necessary to restate our previously released consolidated financial statements, our management directed that steps be taken to enhance the operation and effectiveness of our internal controls and procedures to ensure that we apply the proper accounting treatment to our customer contracts. Since the date of our determination that it was necessary to restate our previously released financial statements, we have made a number of changes that have strengthened our internal controls in this area. These changes included, but were not necessarily limited to, (i) the modification of our internal procedures relating to the receipt and processing of customer contracts, (ii) publication of these new procedures, and (iii) required monitoring of the procedures.

        Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a)	1.	The following financial statements are filed as part of this report:
		Report of Ernst & Young LLP, Independent Auditors
		Consolidated Balance Sheets as of January 31, 2003 and 2002
		Consolidated Statements of Operations for the years ended January 31, 2003, 2002 and 2001
		Consolidated Statements of Stockholders' Equity for the years ended January 31, 2003, 2002 and 2001
		Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001
		Notes to Consolidated Financial Statements
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
†10.1
Employment Agreement dated January 31, 1997 between the Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399))

†10.2	Employment Agreement between the Company and Michael Hansen (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Registration Form S-3 (Registration No. 333-47160)).
†10.3
Employment Agreement dated May 22, 2001 between the Company and Joseph M. Rowell (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
†10.4	Carreker Corporation Third Amended and Restated 1994 Long Term Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on May 30, 2001).
†10.5	Carreker Corporation Director Stock Option Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed on May 30, 2001).
*10.6	Form of Indemnification Agreement between the Company and its Officers.
*10.7	Form of Indemnification Agreement between the Company and its Directors.
10.8
Goodwill Purchase Agreement dated May 22, 2001 by and among Check Solutions Company, Joseph M. Rowell and Paul Lechtenberg (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.9
Assumption Agreement dated May 22, 2001 by and among the Company, Joseph M. Rowell and Paul Lechtenberg (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.10
Termination and License Agreement dated December 27, 2001 by and between the Company and Exchange Applications, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.11
Agreement and Release dated November 2, 2001 by and between the Company and Pegasystems, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.12
Office Lease between Granite Tower, Ltd. And the Company dated as of March 31, 1999 (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for fiscal year ended January 31, 1999).
10.13	Office Lease between Granite Tower, Ltd. And the Company dated August 31, 1999 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K for fiscal year ended January 31, 2000).
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

10.16
Second Amendment to Credit Agreement effective October 31, 2001 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed December 14, 2001).
*10.17
Third Amendment to Credit Agreement effective July 31, 2002 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent.
*21.1	Subsidiaries of the Company.
(a) Carreker, Ltd.
(b) Carreker Holdings Australia Pty, Ltd.
(c) Carreker Canada, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Auditors.
*24.1	Power of Attorney (included on first signature page).
*99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Tod V. Mongan, Corporate Secretary, 4055 Valley View Lane, Suite 1000, Dallas, TX 75244.

*
Filed herewith.

(b)
The following current reports on Form 8-K were filed during the last quarter of the period covered by this Report:

(i)
A current report on Form 8-K dated December 10, 2002, which disclosed the issuance of a press release under Item 5, was filed with the Securities and Exchange Commission December 10, 2002.

(ii)
A current report on Form 8-K dated December 16, 2002, which disclosed the Securities and Exchange Commission's commencement of an informal inquiry under Item 5, was filed with the Securities and Exchange Commission December 16, 2002.

(iii)
A current report on Form 8-K dated January 28, 2003, which disclosed the issuance of a press release under Item 5, was filed with the Securities and Exchange Commission January 28, 2003.

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

Dated: April 30, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 30, 2003.

Signatures	Title

/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ TERRY L. GAGE Terry L. Gage	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JAMES D. CARREKER James D. Carreker	Director
/s/ JAMES R. ERWIN James R. Erwin	Director
/s/ JAMES L. FISCHER James L. Fischer	Director
/s/ MICHAEL D. HANSEN Michael D. Hansen	President and Chief Operating Officer, Director
/s/ DONALD L. HOUSE Donald L. House	Director
/s/ RICHARD R. LEE, JR. Richard R. Lee, Jr.	Director
/s/ DAVID K. SIAS David K. Sias	Director
/s/ RONALD G. STEINHART Ronald G. Steinhart	Director

CERTIFICATIONS

I, John D. Carreker, Jr., principal executive officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Carreker Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Terry L. Gage, principal financial officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Carreker Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ TERRY L. GAGE Terry L. Gage Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).
4.2	Amended and Restated Certificate of Incorporation and Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).
†10.1
Employment Agreement dated January 31, 1997 between the Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399))
†10.2	Employment Agreement between the Company and Michael Hansen (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Registration Form S-3 (Registration No. 333-47160)).
†10.3
Employment Agreement dated May 22, 2001 between the Company and Joseph M. Rowell (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
†10.4	Carreker Corporation Third Amended and Restated 1994 Long Term Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on May 30, 2001).
†10.5	Carreker Corporation Director Stock Option Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed on May 30, 2001).
*10.6	Form of Indemnification Agreement between the Company and its Officers.
*10.7	Form of Indemnification Agreement between the Company and its Directors.
10.8
Goodwill Purchase Agreement dated May 22, 2001 by and among Check Solutions Company, Joseph M. Rowell and Paul Lechtenberg (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.9
Assumption Agreement dated May 22, 2001 by and among the Company, Joseph M. Rowell and Paul Lechtenberg (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.10
Termination and License Agreement dated December 27, 2001 by and between the Company and Exchange Applications, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.11
Agreement and Release dated November 2, 2001 by and between the Company and Pegasystems, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).

10.12
Office Lease between Granite Tower, Ltd. And the Company dated as of March 31, 1999 (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for fiscal year ended January 31, 1999).
10.13	Office Lease between Granite Tower, Ltd. And the Company dated August 31, 1999 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K for fiscal year ended January 31, 2000).
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
10.16
Second Amendment to Credit Agreement effective October 31, 2001 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed December 14, 2001).
*10.17
Third Amendment to Credit Agreement effective July 31, 2002 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent.
*21.1	Subsidiaries of the Company.
(d) Carreker, Ltd.
(e) Carreker Holdings Australia Pty, Ltd.
(f) Carreker Canada, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Auditors.
*24.1	Power of Attorney (included on first signature page).
*99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Tod V. Mongan, Corporate Secretary, 4055 Valley View Lane, Suite 1000, Dallas, TX 75244.

*
Filed herewith.