Form 10-Q
period 2003-04-30
CARREKER CORP
filed 2003-06-12
CIK 1057709

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                   to                  .

Commission file number  0-24201

Carreker Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-1622836
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4055 Valley View Lane, #1000 Dallas, Texas	75244
(Address of principal executive office)	(Zip Code)

(972) 458-1981

(Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value — 23,547,326 shares as of May 30, 2003.

CARREKER CORPORATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

ASSETS

	April 30, 2003	January 31, 2003

Current assets
Cash and cash equivalents	$28,887	$26,986
Accounts receivable, net of allowance of $1,630 and $1,761 at April 30, 2003 and January 31, 2003, respectively	16,089	22,759
Prepaid software royalties	645	763
Prepaid expenses and other current assets	3,273	3,073
Total current assets	48,894	53,581

Property and equipment, net of accumulated depreciation of $15,578 and $14,704 at April 30, 2003 and January 31, 2003, respectively	8,412	8,975
Capitalized software costs, net of accumulated amortization of $10,332 and $10,025 at April 30, 2003 and January 31, 2003, respectively	1,704	2,010
Acquired developed technology, net of accumulated amortization of $7,897 and $6,867 at April 30, 2003 and January 31, 2003, respectively	16,303	17,333
Goodwill, net of accumulated amortization of $3,405 at April 30, 2003 and January 31, 2003	21,193	21,193
Customer relationships, net of accumulated amortization of $2,683 and $2,333 at April 30, 2003 and January 31, 2003, respectively	5,717	6,067
Deferred loan costs, net of accumulated amortization of $784 and $676 at April 30, 2003 and January 31, 2003, respectively	468	576
Other assets	432	373
Total assets	$103,123	$110,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,907	$2,273
Accrued compensation and benefits	7,774	7,603
Other accrued expenses	3,433	4,482
Deferred revenue	25,694	17,600
Accrued merger and restructuring costs	2,277	3,735
Total current liabilities	42,085	35,693
Long-term debt	15,000	25,000
Deferred revenue	407	817
Total liabilities	57,492	61,510

Contingencies

Stockholders’ equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 23,574 shares issued at April 30, 2003 and January 31, 2003	236	236
Additional paid-in capital	105,263	105,263
Accumulated deficit	(59,353)	(56,386)
Less treasury stock, at cost: 27 common shares at April 30, 2003 and January 31, 2003	(515)	(515)
Total stockholders’ equity	45,631	48,598
Total liabilities and stockholders’ equity	$103,123	$110,108

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2003	2002

Revenues:
Consulting fees	$6,751	$9,595
Software license fees	6,578	14,042
Software maintenance fees	8,710	10,667
Software implementation fees	4,894	7,197
Out-of-pocket expense reimbursements	1,323	2,188
Total revenues	28,256	43,689

Cost of revenues:
Consulting fees	4,969	6,854
Software license fees	1,721	1,693
Software maintenance fees	3,115	2,769
Software implementation fees	4,824	5,138
Out-of-pocket expenses	1,253	2,337
Total cost of revenues	15,882	18,791
Gross profit	12,374	24,898

Operating costs and expenses:
Selling, general and administrative	12,086	12,846
Research and development	1,805	2,986
Amortization of intangible assets	350	350
Restructuring and other charges	684	—
Total operating costs and expenses	14,925	16,182
Income (loss) from operations	(2,551)	8,716

Other income (expense):
Interest income	80	68
Interest expense	(418)	(785)
Other income (expense)	16	87
Total other income (expense)	(322)	(630)
Income (loss) before provision (benefit) for income taxes	(2,873)	8,086
Provision (benefit) for income taxes	94	(1,605)
Net income (loss)	$(2,967)	$9,691
Basic earnings (loss) per share	$(0.13)	$0.43
Diluted earnings (loss) per share	$(0.13)	$0.43
Shares used in computing basic earnings (loss) per share	23,547	22,302
Shares used in computing diluted earnings (loss) per share	23,547	22,697

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount			Shares	Amount
Balance at January 31, 2003	23,574	$236	$105,263	$(56,386)	27	$(515)	$48,598

Net loss	—	—	—	(2,967)	—	—	(2,967)
Balance at April 30, 2003	23,574	$236	$105,263	$(59,353)	27	$(515)	$45,631

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2003	2002
Operating Activities:
Net income (loss)	$(2,967)	$9,691
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	874	1,208
Amortization of capitalized software costs and acquired developed technology	1,336	1,366
Amortization of intangible assets	350	350
Provision for doubtful accounts	(52)	140
Amortization of deferred loan costs	108	108
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,722	561
Prepaid expenses and other assets	(141)	22
Accounts payable and accrued expenses	(1,702)	(16,775)
Income taxes payable/receivable	—	(1,843)
Deferred revenue	7,684	1,366
Net cash provided by (used in) operating activities	12,212	(3,806)
Investing Activities:
Purchases of property and equipment	(311)	(1,016)
Computer software costs capitalized	—	(103)
Net cash used in investing activities	(311)	(1,119)
Financing Activities:
Purchases of treasury stock	—	(4)
Payments on long-term debt	(10,000)	(2,500)
Proceeds from exercises of stock options	—	654
Proceeds from sale of common stock	—	9,323
Net cash provided by (used in) financing activities	(10,000)	7,473
Net increase in cash and cash equivalents	1,901	2,548
Cash and cash equivalents at beginning of period	26,986	25,674
Cash and cash equivalents at end of period	$28,887	$28,222

Supplemental disclosures of cash flow information:
Cash paid for interest	$347	$618
Cash paid for income taxes, net	$94	$238

See accompanying notes.

Carreker Corporation
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended April 30, 2003 and 2002

1.              Description of Business

Carreker Corporation (“the Company,” “Carreker,” “our,” “we”) provides payments-related software and consulting solutions to financial institutions and financial service providers.  These solutions help the Company’s customers improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and evolve toward next-generation payment practices and technologies.

2.              Summary of Significant Accounting Procedures

Principles of Consolidation and Presentation

The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The results of operations, for the three months ended April 30, 2003, are not necessarily indicative of full-year results.

These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair representation of financial results for the interim periods presented.

We restated our audited financial statements for the years ended January 31, 2002, 2001, 2000 and 1999, and our unaudited financial statements for each of the quarters in the year ended January 31, 2002 and for the quarters ended April 30, 2002 and July 31, 2002.  Refer to the Company’s Form 10-K for the year ended January 31, 2003 for details of the restatement as well as the impact of the restatement on the years and quarters previously reported.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  As discussed below, the Company makes significant estimates and assumptions in the areas of accounts receivable, impairment of intangibles, and revenue recognition.  Although the Company believes that the estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to the Company’s financial results.

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

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers’ financial condition and generally requires no collateral. Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  To evaluate a specific customer’s ability to pay, the Company analyzes financial statements, payment history, and various information or disclosures by the customer or other publicly available information.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue.

The fair value of accounts receivable approximates the carrying amount of accounts receivable.

Accounts receivable, net of allowances, consist of the following (in thousands):

	April 30, 2003	January 31, 2003

Gross accounts receivable	$62,001	$74,918
Less deferred revenue	(44,282)	(50,398)
Less allowance for doubtful accounts	(1,630)	(1,761)
Net accounts receivable	$16,089	$22,759

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

	April 30, 2003	January 31, 2003
Furniture	$5,071	$5,071
Equipment and software	17,709	17,406
Leasehold improvements	1,210	1,202
Total cost	23,990	23,679

Less accumulated depreciation and amortization	(15,578)	(14,704)
Net property and equipment	$8,412	$8,975

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”).  The Company capitalizes costs of consultants, as well as payroll and payroll-related costs for employees incurred in developing internal-use computer software.  These costs are included in “Equipment and Software”.  Costs incurred during preliminary project and post-implementation stages are charged to expense.

Long Lived Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142).  Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed.  This assessment involves the use of estimates related to fair market values of the Company’s reporting units with which the goodwill is associated.  The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company’s reporting units decline, which would result in decreases in the related estimate of fair market value.  The Company performs its annual impairment analysis on November 1st of each year and whenever facts and circumstances indicate an impairment may exist.  Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that an asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144).  Under the provisions of SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

Deferred Loan Costs

Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement.  The costs are being amortized to interest expense over the 36 month life of the credit agreement.

Software Costs Capitalized

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company did not capitalize any software costs for the three months ended April 30, 2003.  The Company capitalized $103,000 of software costs during the three months ended April 30, 2002.  The Company recorded amortization related to capitalized software costs of $307,000 and $335,000 for the three months ended April 30, 2003 and 2002, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying condensed consolidated unaudited statements of operations.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

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

The Company expects that value-pricing contracts will continue to account for a large percentage of its revenues in the future. As a consequence of the use of value-pricing contracts and due to the revenue recognition policy associated with those contracts, the Company’s results of operations will likely fluctuate significantly from period to period.

Regardless of the pricing method employed by the Company in a given contract, the Company is typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of its customers.

Software License Fees.  In the event that a software license is sold either together with implementation services or on a stand-alone basis, the Company is usually paid software license fees in one or more installments, as provided in the customer’s contract but not to exceed twelve months.  Under SOP 97-2, the Company recognizes software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management.  When the software license arrangement requires the Company to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software, both the product license revenue and implementation fees are recognized as services are performed.

Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting.  The Company determines whether there is vendor specific objective evidence of fair value (“VSOEFV”) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element.  If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element.  In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant production, modification or customization of the software is required, the Company defers revenue recognition of the software license fees.  However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method as set forth in SOP 98-9.  Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined.  Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s price book.  Evidence of VSOEFV for services (implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services.  The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

Although substantially all of the Company’s current software licenses provide for a fixed price license fee, some licenses instead provide for the customer to pay a monthly license fee based on actual use of the software product.  The level of license fees earned by the Company under these arrangements will vary based on the actual amount of use by the customer.  Revenue under these arrangements is recognized on a monthly basis.

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

The Company’s contracts typically do not include right of return clauses, and as a result, the Company does not record a provision for returns.

Royalties

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products, including four Back Office products and the Branch Truncation Management product.  Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 30% of the associated revenues.  Approximately $435,000 and $128,000 of royalty expense was recorded under these agreements for the three months ended April 30, 2003 and 2002, respectively.  Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees and in the accompanying condensed consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.  Non-current deferred revenue represents amounts for maintenance to be provided beginning in periods on or after May 1, 2004.

Deferred revenue and advance payments from customers consist of the following (in thousands)

	April 30, 2003	January 31, 2003
Current:
Deferred software maintenance fees	$38,144	$38,764
Deferred software implementation and license fees	31,832	29,234
	69,976	67,998
Less amount in accounts receivable	(44,282)	(50,398)
	$25,694	$17,600

Non-current:
Deferred software maintenance fees	$407	$817

Less amount in accounts receivable	—	—
	$407	$817

Research and Development Costs

Research and development costs, that are not subject to capitalization under Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”) are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications and sustaining maintenance activities.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employees and director stock options.  Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Through April 30, 2003, there have been no significant grants to non-employees. The Company had no unearned stock compensation at April 30, 2003.

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

	Three Months Ended April 30,
	2003	2002

Net income (loss), as reported	$(2,967)	$9,691
Pro forma stock compensation expense computed under the fair value method, net of income taxes	(1,068)	(683)
Pro forma net income (loss)	$(4,035)	$9,008

Basic earnings (loss) per common share, as reported	$(0.13)	$0.43
Diluted earnings (loss) per common share, as reported	$(0.13)	$0.43
Pro forma basic earnings (loss) per common share	$(0.17)	$0.40
Pro forma diluted earnings (loss) per common share	$(0.17)	$0.40

Risks and Uncertainties

The Company’s future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, new focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, indebtedness, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims and legal proceedings, dependence on third parties for technology licenses, liability claims, class action lawsuits, stock price fluctuations, continued NASDAQ listing, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in the Company’s charter and impairment of goodwill or intangible assets.  Negative trends in the Company’s operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair the Company’s liquidity.  See description of the Company’s revolving credit agreement and related financial covenants in Note 5.

Recently Issued Accounting Standards

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple Deliverable Revenue Arrangements.”  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted.  Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).”  We do not currently believe adoption will have a significant impact on our accounting for multiple element arrangements.

3.              Business Combinations

On June 6, 2001, the Company completed the acquisition of Check Solutions Company, a New York general partnership (“Check Solutions”), for $110.2 million in cash, plus an additional $2.0 million of direct acquisition costs.  Check Solutions is a check and image processing software and installation business that services the payment-processing sector of the financial industry.  The operating results of Check Solutions are reported in the Business Segment and Revenue Concentration footnote in the Global Payments Technologies segment.  The Company funded the acquisition with $65.2 million in cash and funded the remaining $45.0 million from proceeds under the revolving credit agreement as described in Note 5.

The acquisition was accounted for by the purchase method of accounting, and accordingly, the statements of operations include the results of Check Solutions beginning June 6, 2001.  The assets acquired and liabilities assumed were recorded at estimated fair values determined by the Company’s management, based on information currently available and on current assumptions about future operations.  The Company has obtained an independent appraisal of the fair values of the identified intangible assets, which are being amortized on a straight-line basis.

A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

Net assets of Check Solutions	$6,702
Current technology and software products (estimated life of 5-6 years)	24,200
Customer relationships (estimated life of 6 years)	8,400
Assembled workforce	5,600
Goodwill	64,998
In-process research and development	2,300
Total purchase price	$112,200

In connection with the acquisition of Check Solutions, a portion of the purchase price was allocated to acquired in-process research and development (“IPR&D”).  The $2.3 million attributed to IPR&D was expensed on the date of the acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative future use.  The charge is included in merger, restructuring and other charges in the statement of operations.

4.              Goodwill and Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 1, 2002.  Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with this statement.  Other intangible assets, which include acquired developed technology and customer relationships, will continue to be amortized over their useful lives.

Upon adoption of SFAS 142, assembled work force intangible with a remaining net book value of $5.0 million at February 1, 2002 was reclassified to goodwill and is no longer amortized.  The Company performed an initial assessment of impairment on February 1, 2002, the date SFAS 142 was adopted.  No impairment resulted from this initial assessment.

The Company performed an evaluation of its existing goodwill and intangible assets effective November 1, 2002, utilizing various assumptions and factors to estimate future cash flows to determine the fair value of the business.  Due to a decline in the estimated fair value of the reporting unit to which goodwill has been assigned subsequent to the annual assessment date, the Company determined goodwill was impaired during the quarterly period ended January 31, 2003 and the Company recorded a charge of $46.0 million during that period to reflect the impairment of goodwill and intangible assets based on declines in the estimated fair value of the Global Payments Technologies segment to which goodwill is allocated.  Fair value was determined considering a number of fair value estimation techniques, including a discounted cash flow analysis and consideration of the market price of the Company’s stock.

Intangible assets with definite useful lives are amortized on a straight-lined basis, resulting in amortization expense of $350,000 for each of the three month periods ended April 30, 2003 and 2002.

The following table sets forth the estimated amortization expense of intangible assets for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2004	1,400
2005	1,400
2006	1,400
2007	1,400
2008	467

5.              Revolving Credit Agreement

On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions.  All outstanding borrowings are due June 5, 2004.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.50% to 1.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.00% to 2.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  The Company is required to pay a commitment fee equal to 0.375% to 0.50% depending on the Company’s ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded subject to the approval of the banks.  Substantially all of the Company’s assets collateralize the revolving credit agreement.  As of April 30, 2003, the Company is in compliance with the covenants of the revolving credit agreement, as amended.

At April 30, 2003, the Company had $15.0 million outstanding under the credit agreement.  At April 30, 2003, the interest rate on the debt was 4.8125%.  Because the interest on the debt is variable, the carrying value approximates the fair value.  Interest expense, exclusive of the amortization of deferred loan costs, on the credit agreement was $310,000 and $609,000 for the three months ended April 30, 2003 and 2002, respectively.

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

7.              Provision (Benefit) for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at April 30, 2003 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The net tax provision of $94,000 for the three months ended April 30, 2003 consists of a provision for state taxes.  No tax benefit has been recorded due to the uncertainty regarding the Company’s ability to generate taxable income and resulting uncertainty relative to the recoverability of deferred tax assets.  The net tax benefit of $1.6 million for the three months ended April 30, 2002 consists of a $1.9 million tax benefit generated by additional tax loss carrybacks available to the Company as a result of the Job Creation and Workers Assistance Act of 2002, offset by a $300,000 provision for taxes based on an estimated annual effective tax rate of 3.6% for the year ending January 31, 2003.  The estimated annual effective tax rate is lower than the statutory federal and state rates as a result of the carryforward of the net operating losses that were expected to be utilized during the year ended January 31, 2003.

8.              Incentive Compensation Plans

In 2002, the Company introduced two new incentive programs to employees.  The variable compensation plan awards employees based on quarterly Company operating results.  At April 30, 2003, approximately 334 employees are eligible to receive cash awards under the variable compensation plan.  The Company did not record expense under this plan in the three months ended April 30, 2003 and recorded expense under this plan of $920,000 in the three months ended April 30, 2002.

The incentive bonus plan awards employees based on the Company’s and the applicable business unit’s operating results.  Substantially, all employees are eligible to receive cash awards under the incentive bonus plan.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  The Company did not record expense under this plan in the three months ended April 30, 2003 and recorded expense under this plan of $958,000 in the three months ended April 30, 2002.

9.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2003	2002

Basic earnings (loss) per share:
Net income (loss)	$(2,967)	$9,691

Weighted average shares outstanding	23,547	22,302

Basic earnings (loss) per share	$(0.13)	$0.43

Diluted earnings per share:
Net income (loss)	$(2,967)	$9,691

Weighted average shares outstanding	23,547	22,302
Assumed conversion of employee stock options	—	395
Shares used in diluted earnings per share calculation	23,547	22,697

Diluted earnings (loss) per share	$(0.13)	$0.43

10.       Contingencies

On June 2, 2003, in the District Court, Dallas County, Texas, Walter Evans brought a shareholders’ derivative action, for the benefit of Nominal Defendant Carreker Corporation against James D. Carreker, John D. Carreker, Jr., James R. Erwin, James L. Fischer, Michael D. Hansen, Donald L. House, Richard R. Lee, Jr., David K. Sias, Ronald J. Steinhart, and Ernst & Young, LLP and Carreker Corporation, Nominal Defendant (Cause No. 0305505). The complaint alleges that the director defendants breached their fiduciary duty to the company. In addition the complaint makes certain allegations against the company’s independent auditors Ernst & Young, LLP. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the director defendants.

On May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division, Barbara I. Smith brought a shareholders’ derivative action pursuant to Rule 23.1, Fed.R.Civ.P, for the benefit of Nominal Defendant Carreker Corporation against certain of its current officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias and Terry L. Gage (Civil Action No. 303CV1211-D), seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles (“GAAP”), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty.  The plaintiff seeks redress (in the form of, among others, unspecified amounts of compensatory damages, interests and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits against the Company, John D. Carreker Jr. and Terry L. Gage into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M.  Also, on March 3, 2003, Claude Alton Coulter filed a purported class action lawsuit (Civil Action No. 503-CV-5-Q) against the Company, John D. Carreker Jr. and Terry L. Gage in the United States District Court for the Eastern District of Texas, Texarkana Division.  These complaints, filed on behalf of purchasers of the Company’s common stock between May 20, 1998 and December 10, 2002, inclusive, allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants.  These complaints also allege, among other things, that defendants artificially inflated the value of the Company’s stock by knowingly or recklessly misrepresenting the Company’s financial results during the purported class period.  The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.

Earnings Performance Group (“EPG”) filed a complaint on or about September 16, 1998 in the Superior Court of New Jersey, Law Division, Essex County seeking to enjoin and restrain the Company from using any EPG confidential or proprietary information or trade secrets and from employing any former EPG employee in such a manner that disclosure or use of an EPG confidential or proprietary information or trade secret would be likely.  EPG also seeks (a) an accounting of any profits realized from or attributable to the use of any EPG confidential or proprietary information or trade secret, (b) compensatory and exemplary damages, plus interest and (c) attorneys’ fees and costs of suit.  On October 14, 1998, the Company removed the case to the United States District Court for the District of New Jersey.  The Company answered the complaint on November 4, 1998, essentially denying the allegations and setting forth various affirmative defenses.  On November 20, 1998, the Company filed an Amended Answer, Separate Defenses and Counterclaim.  In the Counterclaim the Company asserts claims for (a) restraint of trade, (b) tortuous interference with contractual relationships, (c) unfair competition and (d) interference with prospective economic advantage.

The Company and individual defendants deny the allegations in these complaints and intend to defend themselves vigorously.  It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits.

The Company is periodically involved in various other legal actions and claims which arise in the normal course of business.  In the opinion of management, the final disposition of these matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

11.       Business Segments and Revenue Concentration

The tables below show revenues and income (loss) from operations for the periods indicated for the Company’s three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting.  Customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly.  Included in “Corporate Unallocated” are costs related to selling and marketing, unallocated corporate overhead expense and general software management.  Business segment results including costs for research and development, as well as product royalty expense, the amortization of intangible assets, the write-off of capitalized software costs and restructuring and other charges were as follows (in thousands):

	Three Months ended April 30, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$6,078	$115	$558	$—	$6,751
Software license fees	907	5,671	—	—	6,578
Software maintenance fees	234	8,476	—	—	8,710
Software implementation fees	230	4,531	133	—	4,894
Out-of-pocket expense reimbursements	609	577	137	—	1,323
Intercompany revenue	—	(20)	20	—	—
Total revenues	$8,058	$19,350	$848	$—	$28,256

Income (loss) from operations before merger, restructuring and other charges	$3,363	$3,730	$(961)	$(7,999)	$(1,867)

Restructuring and other charges	—	21	147	516	684
Income (loss) from operations	$3,363	$3,709	$(1,108)	$(8,515)	$(2,551)

	Three Months ended April 30, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$7,423	$35	$2,137	$—	$9,595
Software license fees	168	13,874	—	—	14,042
Software maintenance fees	—	10,667	—	—	10,667
Software implementation fees	849	6,332	16	—	7,197
Out-of-pocket expense reimbursements	721	902	565	—	2,188
Intercompany revenue	—	(119)	119	—	—
Total revenues	$9,161	$31,691	$2,837	$—	$43,689

Income (loss) from operations	$3,775	$11,961	$(449)	$(6,571)	$8,716

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended April 30,
	2003	2002

Single customer	12%	10%
Top five customers	38%	35%

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customer were as follows (in thousands):

	Three Months Ended April 30, 2003		Three Months Ended April 30, 2002
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$21,494	80%	$33,625	81%
Europe	1,867	7	2,491	6
Australia	1,154	4	1,372	3
Canada	1,996	7	1,787	4
South Africa	276	1	2,226	6
Other	146	1	—	—
Total revenues	$26,933	100%	$41,501	100%

12.       Restructuring and Other Charges

The Company recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and GPC business segments.

The activity related to the accrued merger and restructuring costs reserve during the quarterly period ended April 30, 2003 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total

January 31, 2003 reserve balance	$953	$1,273	$124	$2,350

Additions to reserve balance:
Severance charges	545	—	—	545
Reduction to reserve balance:
Cash paid	(550)	(68)	—	(618)
April 30, 2003 reserve balance	$948	$1,205	$124	$2,277

During the quarterly period ended April 30, 2003, the Company recorded a charge of $139,000 relating to legal and professional fees relating to the Company’s restatement efforts and the legal actions described in Note 10.

13.       Related Party Transactions

In March 2001, the Company loaned $500,000 to a former officer of the Company pursuant to a Limited Recourse Promissory Note (“Note”) collateralized solely by shares of Exchange Applications, Inc. common stock.  The principal was due in full on March 30, 2004.  In January 2002, the Note was adjusted to its estimated fair value of $125,000, resulting in a charge to earnings of $375,000.  During the quarterly period ended April 30, 2002, the Note was adjusted to its estimated fair value of $25,000 resulting in an additional charge to earnings of $100,000.  During the quarterly period ended July 31, 2002, the Note was deemed worthless resulting in a charge to earnings of $25,000.

In connection with the completion of the Check Solutions acquisition, the Company assumed a $10.0 million obligation to certain employees of Check Solutions, including a current officer of the Company.  During the quarterly period ended January 31, 2002, $3.3 million of this obligation was paid and during the quarterly period ended April 30, 2002 the remaining $6.7 million was paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business – Forward Looking Statements and Risk Factors” contained in our Form 10-K for the year ended January 31, 2003, as filed with the Securities and Exchange Commission (SEC).  Such risks include, without limitation, dependence on the banking industry, decline in check volumes, fluctuations in operating results, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, new focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, indebtedness, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims and legal proceedings, dependence on third parties for technology licenses, liability claims, class action lawsuits, stock price fluctuations, continued NASDAQ listing, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets.  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “risk factors” included in our SEC filings and elsewhere in this report.

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

See Note 11 of our Notes to Condensed Consolidated Unaudited Financial Statements.

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

We seek to establish long-term relationships with our customers that will lead to on-going projects utilizing our solutions. We are typically retained to perform one or more discrete projects for a customer, and we use these opportunities to extend our solutions into additional areas of the customer’s operations. To this end, a significant portion of our current revenues is derived from customers who were customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers.

Restatement

We restated our audited financial statements for the years ended January 31, 2002, 2001, 2000 and 1999, and our unaudited financial statements for each of the quarters in the year ended January 31, 2002 and for the quarters ended April 30, 2002 and July 31, 2002.  Refer to our Form 10-K for the year ended January 31, 2003 for details of the restatement, as well as the impact of the restatement on the years and quarters previously reported.

Products and Services

Global Payments Technologies Solutions.  Carreker’s technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating costs and risk management.  These functions include presentment of checks in paper and electronic form, determination of the availability of funds, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments).  The Global Payments Technologies solutions suite addresses these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems.  In addition, we offer technology solutions that optimize the inventory management of a bank’s cash stock levels, including managing how much is needed, when it is needed and where it is needed.  Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of ATM cash supplies.

Specific solutions in the Global Payments Technologies group include:

Solution	Description	Products Offered

Fraud Mitigation	Automated fraud detection and prevention solutions that reduce incidents of check fraud, deposit fraud, check kiting, and electronic fraud. Scalable solutions are offered for community banks.	FraudLink On-Us, FraudLink Deposit, FraudLink Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink PC, CORE, FraudLink ACHeCK, eFraudLink.com, Fraud Solutions Consulting

Back Office Processing	Products that bring new efficiencies to back-office operations through leading-edge image, workflow, and RECO (character recognition) technologies.	Adjustments/Express, Exceptions/Express, Input/Express, Inbound Returns/Express, Image Bulk-File, All Transactions File and Fine Sort

Remittance Processing	Both host- and client/server-based platforms for improved productivity in processing retail and wholesale remittance transactions.	NeXGen Remittance

Conventional Check Capture	An extensive array of enhancement products that add flexibility and usability to IBM’s Check Processing Control System (CPCS) and the IBM 3890/XP series of Document Processors.	Conventional Capture Products, CPCS Enhancements Products, XP/Productivity Tools, Platform Emulation, NeXGen Settlement, NeXGen Balancing, LTA (Large Table Access)

Check Image Capture	Products and services related to the capture, storage and delivery of check images.	ALS & CIMS Products, NeXGen Image Processor, Image Enhancement Products, Reject Repair, RECO Technology, Image POD, Image Delivery Products, Delivery Express

Check Image Archive Management

Comprehensive array of check image archive management products that may be tailored to a bank’s unique requirements based on their operational environments and volumes.  Carreker offers archive technology for both in-house solutions and shared outsource providers.

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

Solution	Description	Products Offered

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

Electronic Check Presentment

Enables banks to transition from paper-based to electronic payment systems by automating key elements of the processing stream, as well as improving a bank’s yield from float management. These solutions are designed to reduce and eventually eliminate the movement of paper payments through the system, improving productivity, reducing errors, increasing customer satisfaction and reducing fraud.

CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Manager, Cnotes

Float Management

Solutions that manage a bank’s float through float analysis, pricing and a comprehensive consulting practice to improve profitability, reporting, workflow and check clearing operations.  These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of any transaction or relationship.

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

iCom, ReserveLink, ReserveLink Plus, Cash Supply Chain Consulting

Logistics

Improves margins related to the cash product by reducing operational infrastructure and cash movement (armored transportation) expense; optimizes the cash delivery channel and associated workflows; assesses the cash strategic direction, pricing components, customer approach and existing service levels.

Cash Supply Chain Consulting

Revenue Enhancement Solutions.  The Revenue Enhancement division includes two business units:  RevE and EnAct. RevE is a highly specialized division that provides consulting services focused on tactical methods of increasing banks’ fee income. The scope and depth of this practice has expanded throughout its 12 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

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

	Three Months Ended April 30,
	2003	2002

Revenues:
Consulting fees	23.9%	22.0%
Software license fees	23.3	32.1
Software maintenance fees	30.8	24.4
Software implementation fees	17.3	16.5
Out-of-pocket expense reimbursements	4.7	5.0
Total revenues	100.0	100.0

Cost of revenues:
Consulting fees	17.6	15.7
Software license fees	6.1	3.9
Software maintenance fees	11.0	6.3
Software implementation fees	17.1	11.8
Out-of-pocket expenses	4.4	5.3
Total cost of revenues	56.2	43.0

Gross profit	43.8	57.0

Operating costs and expenses:
Selling, general and administrative	42.8	29.4
Research and development	6.4	6.8
Amortization of intangible assets	1.2	0.8
Restructuring and other charges	2.4	—
Total operating costs and expenses	52.8	37.0

Income (loss) from operations	(9.0)	20.0
Other income (expense), net	(1.2)	(1.5)

Income (loss) before provision (benefit) for income taxes	(10.2)	18.5
Provision (benefit) for income taxes	0.3	(3.7)

Net income (loss)	(10.5)%	22.2%

For the periods indicated, the following table sets forth the selected items comprising cost of revenues as a percentage of the revenues generated by that category of our operations.  The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended April 30,
	2003	2002

Cost of revenues:
Consulting fees	73.6%	71.4%
Software license fees	26.2	12.1
Software maintenance fees	35.8	26.0
Software implementation fees	98.6	71.4
Out-of-pocket expenses	94.7	106.8

Revenues:  Our total revenues decreased by $15.4 million, or 35.3%, to $28.3 million for the three months ended April 30, 2003, from $43.7 million for the three months ended April 30, 2002.  The decrease in total revenue was the result of a decline in all four core revenue categories, and each decline is described in more detail below.

Consulting Fees:  Revenues from consulting fees decreased by $2.8 million, or 29.6%, to $6.8 million for the three months ended April 30, 2003, from $9.6 million for the three months ended April 30, 2002.  Consulting fees are primarily derived from Revenue Enhancement’s value-priced engagements and from Global Payments Consulting business segments consulting solutions.  Consulting revenue from Revenue Enhancement decreased $1.3 million, or 18.1% quarter-over-quarter.  We have been successful in generating revenue from our existing customer base and have increased our penetration into smaller financial institutions with the introduction of our Celerity offering.  However, we have seen a decline in our Revenue Enhancement consulting fees derived from our international customer base of approximately $2.6 million for the quarterly period ended April 30, 2003 as compared to the quarterly period ended April 30, 2002.  Global Payments Consulting revenue continues to decrease.  On a quarter-over-quarter basis Global Payments Consulting revenue decreased $1.6 million, or 74%.  Traditionally, the Global Payments Consulting business segment generated IT consulting revenues particularly when a financial institution customer was merging or consolidating.  We are transitioning this business segment to address enterprise-wide payment strategies and image enabling planning and integration.  We continue to be cautious about the prospects for this business segment as the transition takes place.

Software License Fees:  Revenues from software license fees decreased $7.4 million, or 53.2%, to $6.6 million for the three months ended April 30, 2003 from $14.0 million for the three months ended April 30, 2002.  The majority of our software license arrangements are sold with implementation services that are essential to the functionality of the software and therefore the software license fees are recognized as the essential services are performed.  We have continued to experience delayed customer purchasing decisions as customer technology budgets remain tight.  In addition, our customers are in a period of transition as the form of payments transfer from traditional paper checks to electronic forms of payments.  The predictability of the timing, form and sequence of this transition is causing our customers to delay buying decisions.  This general market weakness became particularly visible beginning in the latter half of fiscal 2002.  These conditions, intense competition and customer anxiety over the possible outcome of our special investigation, contributed to the lower software revenue in the quarterly period ended April 30, 2003.

Software Maintenance Fees:  Revenues from software maintenance fees decreased $2.0 million, or 18.3%, to $8.7 million for the three months ended April 30, 2003, from $10.7 million for the three months ended April 30, 2002.  Software maintenance fees represent annually renewable product and telephone support for our software customers.  The annual maintenance fee generally is paid to us at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract.  We defer revenue recognition on maintenance fees until cash is collected, which can cause quarter-to-quarter fluctuations.  In the three month period ended April 30, 2003, approximately $2.6 million of revenue that was due was not recognized since payment was not received.  We anticipate that these payments will be received in future quarters.

Software Implementation Fees:  Revenues from software implementation fees decreased $2.3 million, or 32.0%, to $4.9 million for the three months ended April 30, 2003, from $7.2 million for the three months ended April 30, 2002.  On a quarter-over-quarter basis, the decline in software implementation fee revenue can be primarily attributed to declines in software implementation fees within our Global Payments Technologies business segment.  Based on lower license sales, we expect software implementation fee revenue to remain flat for the balance of fiscal 2003.

Out-of-Pocket Expense Reimbursements:  Revenues from out-of-pocket expense reimbursements decreased $865,000 or 39.5% to $1.3 million for the three months ended April 30, 2003, from $2.2 million for the three months ended April 30, 2002.  Decreases in these reimbursements are primarily the result of a general decline in our Global Payments Consulting business segment.  Engagements in this segment usually require our employees to be at the customer location for extended periods of time.

Cost of Revenues:  Our total cost of revenues was $15.9 million, or 56.2%, of total revenue for the three months ended April 30, 2003, and was $18.8 million, or 43.0% of total revenue for the three months ended April 30, 2002.  In absolute dollars, the decrease in the cost of revenues is the direct result of lower costs of consulting and lower out-of-pocket expenses within our Global Payments Consulting business segment.  The lower cost of consulting was the result of lower personnel costs, which includes travel expenses.  The increase in these costs as a percentage of total revenue is a result of the 35.3% decline in total revenues, compounded by a 53.2% decline in software license fees during the quarterly period ended April 30, 2003, as compared to the quarterly period ended April 30, 2002.

Cost of Consulting:  Our cost of consulting was $5.0 million, or 73.6% of consulting fees for the three months ended April 30, 2003, and was $6.9 million, or 71.4% of consulting fees for the three months ended April 30, 2002.  Cost of consulting decreased in absolute dollars due primarily to reduced personnel-related and contract labor costs through cost reduction and restructuring efforts completed in the last half of fiscal 2001 and during fiscal 2002, particularly within the Global Payments Consulting business segment.  The majority of our consulting fee revenue is driven by value-priced engagements within our Revenue Enhancement business segment that fluctuate significantly from period-to-period; as a result, our consulting costs as a percentage of revenue will also fluctuate based on the amount of value-priced revenue recognized.

Cost of Software Licenses:  Our cost of software licenses was $1.7 million, or 26.2%, of software license fees for the three months ended April 30, 2003, and $1.7 million, or 12.1%, of software license fees for the three months ended April 30, 2002.  Cost of software licenses consist principally of amortization of capitalized software costs, amortization of acquired developed technology and royalties payable to third parties.  Despite the fixed nature of approximately $1.3 million per quarter of amortization of capitalized software costs, costs of acquired developed technology and costs of software licenses as a percentage of software license fees will fluctuate based on the level of software license fee revenue recognized.  Additionally, in connection with software license agreements entered into with certain banks and purchase agreements with vendors under which our acquired software technology is used in products sold to our customers, we are required to pay royalties on sales of certain software products, including, but not limited to, four Back Office products and the Branch Truncation Management product.  Under these arrangements, we record royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 30% of the associated revenue.  Approximately $435,000 and $128,000 of royalty expense was recorded under these agreements for the three months ended April 30, 2003 and 2002, respectively.

Cost of Software Maintenance:  Our cost of software maintenance was $3.1 million, or 35.8%, of software maintenance fees for the three months ended April 30, 2003, and $2.8 million, or 26.0%, of software maintenance fees for the three months ended April 30, 2002.  Because our maintenance revenue is not recognized until the cash is collected, maintenance revenue can fluctuate from period-to-period and as a result our cost of software maintenance as a percentage of related maintenance revenue will also fluctuate.

Cost of Software Implementation:  Our cost of software implementation was $4.8 million, or 98.6%, of software implementation fees for the three months ended April 30, 2003 and $5.1 million, or 71.4%, of software implementation fees for the three months ended April 30, 2002.  The decrease in our gross margins related to software implementation revenue is the result of decreased software implementation revenue and lower utilization of personnel.

Cost of Out-of-Pocket Expense Reimbursements:  Our cost of out-of-pocket expense reimbursements was $1.3 million, or 94.7% of related revenues for the three months ended April 30, 2003, and was $2.3 million, or 106.8% of related revenues for the three months ended April 30, 2002.  Cost of out-of-pocket expense reimbursements have generally declined along with reduced engagements in our Global Payments Consulting business segment.  This segment has historically had engagements which required extended stays at customer locations.  Gross margins will fluctuate due to contractual terms, such as the timing of billing for the out-of-pocket expenses and limitations or caps in the amount of expense that can be billed to the customer.

Selling, General and Administrative:  Our selling, general and administrative expenses were $12.1 million, or 42.8%, of total revenue for the three months ended April 30, 2003, and $12.8 million, or 29.4%, of total revenue for the three months ended April 30, 2002.  Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management.  Additionally, the provision for doubtful accounts, as well as fees for professional services and other related costs are classified within selling, general and administrative expense.  The decrease in quarter-over-quarter selling, general and administrative expenses is principally the result of a reduction in salary and benefit expense due to personnel reductions.  The increase in these costs as a percent of total revenue is the result of the 35.3% decline in total revenue.

Research and Development:  Research and development costs were $1.8 million, or 6.4%, of total revenue for the three months ended April 30, 2003, and $3.0 million, or 6.8%, of total revenue for the three months ended April 30, 2002.  Research and development costs decreased on a quarter-over-quarter basis due to heightened research and development activity in the three months ended April 30, 2002 related to development and testing of four Fraud Mitigation products along with iCom, an offering within Cash Solutions.  We have continued to invest in our solutions, in support of revenue growth and quality enhancements, and we expect Research and Development activities to increase in future quarters as we invest in technologies to meet our customers' needs for shifting from paper-based payments to electronic payments.

Amortization of Intangible Assets:  Our amortization of intangibles was $350,000, or 1.2%, of total revenue for the three months ended April 30, 2003, and $350,000, or 0.8%, of total revenue for the three months ended April 30, 2002.  The amortization for the three months ended April 30, 2003 and 2002 is a result of the recognition of amortization expense for a customer relationship intangible asset acquired in the Check Solutions acquisition.

Restructuring and other charges:  We recorded $545,000 of restructuring and other charges during the three month period ended April 30, 2003, consisting principally of severance for 17 employees terminated.

The activity related to the accrued merger and restructuring costs reserve during the Company’s quarterly period ended April 30, 2003 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total

Reserve balance at January 31, 2003	$953	$1,273	$124	$2,350

Additions to reserve balance:
Severance charges	545	—	—	545
Reductions to reserve balance:
Cash paid	(550)	(68)	—	(618)
Reserve balance at April 30, 2003	$948	$1,205	$124	$2,277

During the quarterly period ended April 30, 2003, the Company recorded a charge of $139,000 relating to legal and professional fees relating to the Company’s restatement efforts and the legal actions.

Interest Income:  Interest income increased $12,000 to $80,000 for the three months ended April 30, 2003, from $68,000 for the three months ended April 30, 2002.  We expect interest income to be insignificant during fiscal 2003.

Interest Expense:  Interest expense decreased $367,000 to $418,000 for the three months ended April 30, 2003, from $785,000 for the three months ended April 30, 2002.  Interest expense decreased on a quarter-over-quarter basis due to a decreased amount of borrowings outstanding under the revolving credit agreement and a decreased interest rate.

Provision (Benefit) for Income Taxes:  The net tax expense of $94,000 for the three months ended April 30, 2003 is a result of the provision for state taxes.  The net tax benefit of $1.6 million for the three months ended April 30, 2002 consists of a tax benefit generated by additional tax loss carrybacks available to us as a result of the Job Creation and Workers Assistance Act of 2002, offset by a $300,000 provision for taxes based on an estimated annual effective tax rate of 3.6% for the year ending January 31, 2003.  The estimated annual effective tax rate is lower than the statutory federal and state rates as a result of the carryforward of net operating losses utilized or expected to be utilized during the year ended January 31, 2003.

Liquidity and Capital Resources

At April 30, 2003, we had working capital of $6.8 million compared with $17.9 million at January 31, 2003.  We had $28.9 million in cash and cash equivalents at April 30, 2003, an increase of $1.9 from $27.0 million in cash and cash equivalents at January 31, 2003.  At April 30, 2003, we had $15.0 million of long-term debt compared to $25.0 million at January 31, 2003.  The decrease in working capital is a direct result of the payments made on the long-term debt during the quarterly period ended April 30, 2003.

During the three months ended April 30, 2003, we generated $12.2 million of cash from operating activities, as compared to using $3.8 million during the three months ended April 30, 2002.  The increase in cash generated from operating activities during the quarterly period ended April 30, 2003, is primarily the result of increased accounts receivable collection activity, specifically for software license and implementation arrangements.

The timing of cash collections can cause fluctuations from quarter-to-quarter in our cash generated from operating activities.  Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement and receivables for expense reimbursements.  The following table contains the quarterly days sales outstanding (DSO):

Quarter ended	DSO
April 30, 2003	51
January 31, 2003	72
October 31, 2002	97
July 31, 2002	73
April 30, 2002	76

From an investing perspective, we used $311,000 and $1.1 million during the three months ended April 30, 2003 and 2002, respectively.  These uses of cash are comprised of purchases of property and equipment and capitalized software development.

From a financing perspective, we used $10.0 million during the three months ended April 30, 2003, as compared to generating $7.5 million during the period ended April 30, 2002.  The uses of cash during the quarterly period ended April 30, 2003, is the result of the repayment of borrowings under the revolving credit agreement.  The cash generated from financing activities during the quarterly period ended April 30, 2002, was the result of the sale of 1,282,214 shares of common stock to a group of institutional investors in a private transaction in which $9.3 million of net proceeds were received.

On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions.  At April 30, 2003, we had $15.0 million outstanding.  All outstanding borrowings are due June 5, 2004.  Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 0.50% to 1.25% depending on our ratio of funded debt to Earnings before Interest, Taxes Depreciation and Amortization (“EBITDA”) or London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.00% to 2.75% depending on our ratio of funded debt to EBITDA.  Interest payments are due quarterly.  We are required to pay a commitment fee equal to 0.375% to 0.50% depending on our ratio of funded debt to EBITDA on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded subject to the approval of the banks.  Substantially all of our assets collateralize this revolving credit agreement.  As of April 30, 2003, we were in compliance with the covenants of the revolving credit agreement, as amended.  While there can be no assurance, we believe we will continue to meet these covenants during the year ended January 31, 2004.  Negative trends in our operating results or any instances of non-compliance could negatively impact our liquidity.

We expect that existing cash and cash generated from operating activities will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2003.  However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  There can be no assurance that additional financing would be available on acceptable terms, if at all.  We are presently involved in a number of lawsuits, the outcome of which could affect our liquidity.  Further, in the future we may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, which could change our financing needs.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary.  The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

The following summarizes our contractual obligations at April 30, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
	Total	1 Year or Less	Years 2-3	After 3 Years
Revolving credit agreement	$15,000	$—	$15,000	$—
Operating leases	20,125	3,788	7,047	9,290
	$35,125	$3,788	$22,047	$9,290

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

Revenue Recognition

Our revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

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

Software License Fees.  In the event that a software license is sold either together with consulting services or on a stand-alone basis, we are usually paid software license fees in one or more installments, as provided in the customer’s contract but not to exceed 12 months.  Under SOP 97-2, we recognize software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management.  When the software license arrangement requires us to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software, both the product license revenue and implementation fees are recognized as services are performed.

Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting.  We determine whether there is vendor specific objective evidence of fair value (“VSOEFV”) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element.  If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element.  In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant production, modification or customization of the software is required, we defer revenue recognition of the software license fees.  However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method as set forth in SOP 98-9.  Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined.  Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in our price book.  Evidence of VSOEFV for services (installation, implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services.  We establish VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

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

Allowance for Doubtful Accounts

A large proportion of our revenues and receivables are attributable to our customers in the banking industry.  Our trade accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers.  Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to us or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of our products and services, we set up a specific reserve in an amount we determine appropriate for the perceived risk.  If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet their financial obligations to us, our estimates of recoverability of amounts due us could be reduced by a material amount.

Software Costs Capitalized, Goodwill, Other Intangible Assets and Other Long-Lived Assets

Software costs capitalized include developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization.  We capitalize our software development costs, other than costs for internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  Our policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established.  Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detailed program design, technological feasibility is determined only after completion of a working model that has been beta tested. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years).

Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.  We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142.  The initial impairment analysis did not result in any write-down of capitalized costs.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment, we use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated.  If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.  During the period ended January 31, 2003, events and circumstances caused us to revaluate goodwill resulting in an impairment charge of $46.0 million.  Goodwill at April 30, 2003 totaled $21.2 million.  Further deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

Merger, Restructuring and Other Charges

During fiscal year 2001, we recorded significant reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings.  Additional reserves were recorded during the three months ended April 30, 2003 and 2002.  These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions.  Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

Recently Issued Accounting Standards

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple Deliverable Revenue Arrangements.”  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted.  Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).”  We do not currently believe adoption will have a significant impact on our accounting for multiple element arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our cash in a variety of financial instruments.  These investments are denominated in U.S. dollars and maintained with nationally recognized financial institutions and mutual fund companies.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  We treat all of our cash equivalents and short-term investments as available-for-sale under SFAS 115.

Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  At April 30, 2003, we did not hold any fixed-rate investments.

We currently have $15.0 million outstanding under our revolving credit agreement at April 30, 2003.  As described in Note 5 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate is variable.  At April 30, 2003, the interest rate on the debt was 4.8125%.

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

An insignificant portion of our accounts receivable balance at April 30, 2003 was denominated in a foreign currency.  Our exposure to adverse movements to foreign exchange rates is not significant.  Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating foreign currency exchange rates within our customer contracts.  Historically, foreign currency gains and losses have not had a significant impact on our results of operations or financial position.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Our Chief Executive and Chief Financial Officers are responsible for evaluating the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, and except as noted below, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Controls

Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses, except as described below.

In connection with the restatement process recently completed, during the first quarter of fiscal 2003 we began utilizing an off-line restatement workbook, in addition to our corporate accounting system, to report quarterly revenues.  We believe that this process needs further improvement and have implemented appropriate changes.  These changes include (i) the completion by July 31, 2003 of a pre-existing project to move all items from the restatement workbook to our corporate accounting system, thus eliminating any off-line entries that require consolidation, and (ii) enhancing the analytical procedure of comparing forecasted revenue to actual revenue on a project basis.

PART II:   OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On June 2, 2003, in the District Court, Dallas County, Texas, Walter Evans brought a shareholders’ derivative action, for the benefit of Nominal Defendant Carreker Corporation against James D. Carreker, John D. Carreker, Jr., James R. Erwin, James L. Fischer, Michael D. Hansen, Donald L. House, Richard R. Lee, Jr., David K. Sias, Ronald J. Steinhart, and Ernst & Young, LLP and Carreker Corporation, Nominal Defendant (Cause No. 0305505). The complaint alleges that the director defendants breached their fiduciary duty to the company. In addition the complaint makes certain allegations against the company’s independent auditors Ernst & Young, LLP. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the director defendants.

On May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division, Barbara I. Smith brought a shareholders’ derivative action pursuant to Rule 23.1, Fed.R.Civ.P, for the benefit of Nominal Defendant Carreker Corporation against certain of its current officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias and Terry L. Gage (Civil Action No. 303CV1211-D), seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles (“GAAP”), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty.  The plaintiff seeks redress (in the form of, among others, unspecified amounts of compensatory damages, interests and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits against the Company, John D. Carreker Jr. and Terry L. Gage into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M.  Also, on March 3, 2003, Claude Alton Coulter filed a purported class action lawsuit (Civil Action No. 503-CV-5-Q) against the Company, John D. Carreker Jr. and Terry L. Gage in the United States District Court for the Eastern District of Texas, Texarkana Division.  These complaints, filed on behalf of purchasers of the Company’s common stock between May 20, 1998 and December 10, 2002, inclusive, allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants.  These complaints also allege, among other things, that defendants artificially inflated the value of the Company’s stock by knowingly or recklessly misrepresenting the Company’s financial results during the purported class period.  The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.

Earnings Performance Group (“EPG”) filed a complaint on or about September 16, 1998 in the Superior Court of New Jersey, Law Division, Essex County seeking to enjoin and restrain the Company from using any EPG confidential or proprietary information or trade secrets and from employing any former EPG employee in such a manner that disclosure or use of an EPG confidential or proprietary information or trade secret would be likely.  EPG also seeks (a) an accounting of any profits realized from or attributable to the use of any EPG confidential or proprietary information or trade secret, (b) compensatory and exemplary damages, plus interest and (c) attorneys’ fees and costs of suit.  On October 14, 1998, the Company removed the case to the United States District Court for the District of New Jersey.  The Company answered the complaint on November 4, 1998, essentially denying the allegations and setting forth various affirmative defenses.  On November 20, 1998, the Company filed an Amended Answer, Separate Defenses and Counterclaim.  In the Counterclaim the Company asserts claims for (a) restraint of trade, (b) tortuous interference with contractual relationships, (c) unfair competition and (d) interference with prospective economic advantage.

The Company and individual defendants deny the allegations in these complaints and intend to defend themselves vigorously.  It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits.

The Company is periodically involved in various other legal actions and claims which arise in the normal course of business.  In the opinion of management, the final disposition of these matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

(b)         Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended April 30, 2003:

(i)                                     A current report on Form 8-K dated February 7, 2003 was filed with Securities and Exchange Commission February 10, 2003.

(ii)                                  A current report on Form 8-K dated February 24, 2003 was filed with Securities and Exchange Commission February 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	June 12, 2003
John D. Carreker, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Terry L. Gage	Date:	June 12, 2003
Terry L. Gage
Executive Vice President and Chief Financial Officer

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 12, 2003

By:	/s/ John D. Carreker, Jr.
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 12, 2003

By:	/s/ Terry L. Gage
Terry L. Gage
Executive Vice President and Chief Financial Officer