Form 10-Q
period 2003-07-31
CARREKER CORP
filed 2003-09-11
CIK 1057709

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2003.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .
Commission file number 0-24201

Carreker Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1622836 (IRS Employer Identification No.)
4055 Valley View Lane, #1000 Dallas, Texas (Address of principal executive office)	75244 (Zip Code)
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

Common Stock, $.01 par value—23,792,505 shares as of August 29, 2003.

CARREKER CORPORATION

Index

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CARREKER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	July 31, 2003	January 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$27,460	$26,986
Accounts receivable, net of allowance of $1,629 and $1,761 at July 31, 2003 and January 31, 2003, respectively	17,065	22,759
Prepaid software royalties	364	763
Prepaid expenses and other current assets	2,561	3,073

Total current assets	47,450	53,581
Property and equipment, net of accumulated depreciation of $16,048 and $14,704 at July 31, 2003 and January 31, 2003, respectively	7,839	8,975
Capitalized software costs, net of accumulated amortization of $10,571 and $10,025 at July 31, 2003 and January 31, 2003, respectively	1,464	2,010
Acquired developed technology, net of accumulated amortization of $8,927 and $6,867 at July 31, 2003 and January 31, 2003, respectively	15,273	17,333
Goodwill, net of accumulated amortization of $3,405 at July 31, 2003 and January 31, 2003	21,193	21,193
Customer relationships, net of accumulated amortization of $3,033 and $2,333 at July 31, 2003 and January 31, 2003, respectively	5,367	6,067
Deferred loan costs, net of accumulated amortization of $892 and $676 at July 31, 2003 and January 31, 2003, respectively	816	576
Other assets	420	373

Total assets	$99,822	$110,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$509	$725
Accrued compensation and benefits	7,412	7,603
Other accrued expenses	4,422	6,030
Income tax payable	100	—
Deferred revenue	22,614	17,600
Accrued merger and restructuring costs	2,668	3,735

Total current liabilities	37,725	35,693
Long-term debt	12,500	25,000
Deferred revenue	—	817

Total liabilities	50,225	61,510

Contingencies
Stockholders' equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 23,792 and 23,574 shares issued at July 31, 2003 and January 31, 2003, respectively	238	236
Additional paid-in capital	104,784	105,263
Accumulated deficit	(55,422)	(56,386)
Less treasury stock, at cost: 1 and 27 common shares at July 31, 2003 and January 31, 2003, respectively	(3)	(515)

Total stockholders' equity	49,597	48,598

Total liabilities and stockholders' equity	$99,822	$110,108

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues:
Consulting fees	$8,202	$12,946	$14,953	$22,541
Software license fees	8,351	12,058	14,929	26,100
Software maintenance fees	14,284	11,090	22,994	21,757
Software implementation fees	4,508	5,695	9,402	12,892
Out-of-pocket expense reimbursements	816	1,670	2,139	3,858

Total revenues	36,161	43,459	64,417	87,148
Cost of revenues:
Consulting fees	5,288	7,119	10,257	13,973
Software license fees	1,905	2,068	3,626	3,761
Software maintenance fees	3,070	2,475	6,186	5,244
Software implementation fees	5,027	4,691	9,850	9,829
Out-of-pocket expenses	1,038	1,939	2,291	4,276

Total cost of revenues	16,328	18,292	32,210	37,083

Gross profit	19,833	25,167	32,207	50,065
Operating costs and expenses:
Selling, general and administrative	12,695	12,558	24,780	25,404
Research and development	1,716	3,175	3,522	6,161
Amortization of intangible assets	350	350	700	700
Restructuring and other charges	778	—	1,462	—

Total operating costs and expenses	15,539	16,083	30,464	32,265

Income from operations	4,294	9,084	1,743	17,800
Other income (expense):
Interest income	73	125	154	193
Interest expense	(339)	(696)	(757)	(1,481)
Other income (expense)	36	(49)	50	38

Total other income (expense)	(230)	(620)	(553)	(1,250)

Income before provision (benefit) for income taxes	4,064	8,464	1,190	16,550
Provision (benefit) for income taxes	133	547	226	(1,058)

Net income	$3,931	$7,917	$964	$17,608

Basic earnings per share	$0.17	$0.34	$0.04	$0.77

Diluted earnings per share	$0.17	$0.33	$0.04	$0.75

Shares used in computing basic earnings per share	23,547	23,397	23,547	22,850

Shares used in computing diluted earnings per share	23,723	24,005	23,631	23,351

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2003	23,574	$236	$105,263	$(56,386)	27	$(515)	$48,598
Net loss	—	—	—	(2,967)	—	—	(2,967)

Balance at April 30, 2003	23,574	$236	$105,263	$(59,353)	27	$(515)	$45,631

Reissuance of treasury stock as restricted stock	—	—	(512)	—	(26)	512	—
Compensation expense related to issuance of restricted stock	218	2	33	—	—	—	35
Net income	—	—	—	3,931	—	—	3,931

Balance at July 31, 2003	23,792	$238	$104,784	$(55,422)	1	$(3)	$49,597

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Operating Activities:
Net income	$3,931	$7,917	$964	$17,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	832	1,133	1,706	2,341
Amortization of capitalized software costs and acquired developed technology	1,270	1,512	2,606	2,878
Amortization of customer relationships	350	350	700	700
Provision for doubtful accounts	25	376	(27)	516
Amortization of deferred loan costs	108	108	216	216
Compensation earned under restricted stock plan	35	—	35	—
Changes in operating assets and liabilities:
Accounts receivable	(1,001)	875	5,721	1,436
Prepaid expenses and other assets	1,005	536	864	558
Accounts payable and accrued expenses	(1,380)	(3,691)	(3,082)	(20,466)
Income taxes payable/receivable	100	129	100	(1,714)
Deferred revenue	(3,487)	2,214	4,197	3,580

Net cash provided by operating activities	1,788	11,459	14,000	7,653
Investing Activities:
Purchases of property and equipment	(259)	(782)	(570)	(1,798)
Computer software costs capitalized	—	—	—	(103)

Net cash used in investing activities	(259)	(782)	(570)	(1,901)
Financing Activities:
Purchases of treasury stock	—	4	—	—
Payments on long-term debt	(2,500)	(6,500)	(12,500)	(9,000)
Payment of deferred loan costs	(456)	—	(456)	—
Proceeds from exercises of stock options	—	1,587	—	2,241
Proceeds from sale of common stock	—	—	—	9,323

Net cash provided by (used in) financing activities	(2,956)	(4,909)	(12,956)	2,564

Net increase (decrease) in cash and cash equivalents	(1,427)	5,768	474	8,316
Cash and cash equivalents at beginning of period	28,887	28,222	26,986	25,674

Cash and cash equivalents at end of period	$27,460	$33,990	$27,460	$33,990

Supplemental disclosures of cash flow information:
Cash paid for interest	$322	$611	$669	$1,229

Cash paid for income taxes, net	$36	$418	$130	$656

See accompanying notes.

Carreker Corporation
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six Months Ended July 31, 2003 and 2002

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

        Certain accounts payable and other accrued expenses amounts at January 31, 2003 have been reclassified to conform to the current presentation.

        The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations, for the three and six months ended July 31, 2003, are not necessarily indicative of full-year results.

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

        We restated our audited financial statements for the years ended January 31, 2002, 2001, 2000 and 1999, and our unaudited financial statements for each of the quarters in the year ended January 31, 2002 and for the quarters ended April 30, 2002 and July 31, 2002. Refer to the Company's Form 10-K for the year ended January 31, 2003 for details of the restatement as well as the impact of the restatement on the years and quarters previously reported.

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

  Accounts Receivable and Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and accounts receivable. The Company places temporary cash investments with financial institutions and limits its exposure with any one financial institution.

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

        The fair value of accounts receivable approximates the carrying amount of accounts receivable.

        Accounts receivable, net of allowances, consist of the following (in thousands):

	July 31, 2003	January 31, 2003
Gross accounts receivable	$51,035	$74,918
Less amounts in deferred revenue	(32,341)	(50,398)
Less allowance for doubtful accounts	(1,629)	(1,761)

Net accounts receivable	$17,065	$22,759

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

	July 31, 2003	January 31, 2003
Furniture	$5,075	$5,071
Equipment and software	17,719	17,406
Leasehold improvements	1,093	1,202

Total cost	23,887	23,679
Less accumulated depreciation and amortization	(16,048)	(14,704)

Net property and equipment	$7,839	$8,975

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

  Long Lived Assets

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed. This assessment involves the use of estimates related to fair market values of the Company's reporting units with which the goodwill is associated. The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company's reporting units decline, which would result in decreases in the related estimate of fair market value. The Company performs its annual impairment analysis as of November 1st of each year and whenever facts and circumstances indicate impairment may exist. Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144). Under the provisions of SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

  Deferred Loan Costs

        Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement. On July 31, 2003, the Revolving Credit Agreement was amended as described in Note 5. In connection with this amendment, the Company incurred approximately $450,000 of deferred loan costs. These costs, along with the net book value of the original deferred loan costs, are being amortized to interest expense over the 36 month life of the Revolving Credit Agreement.

  Capitalized Software Costs and Acquired Developed Technology

        The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company did not capitalize any software costs for the three months ended July 31, 2003 and July 31, 2002. The Company did not capitalize any software costs for the six months ended July 31, 2003. The Company capitalized $103,000 of software costs during the six months ended July 31, 2002. The Company recorded amortization related to capitalized software costs of $239,000 and $484,000 for the three months ended July 31, 2003 and 2002, respectively. The Company recorded amortization related to capitalized software costs of $546,000 and $819,000 for the six months ended July 31, 2003 and 2002, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying condensed consolidated unaudited statements of operations.

        Acquired developed technology includes purchased technology intangible assets associated with acquisitions. These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

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

        Consulting Fees.    The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues paid on a percentage-of-completion basis. The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-price contracts are recognized when estimatable. Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company. The Company must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the bank will purchase the solution. Costs associated with these value-pricing contracts are expensed as incurred. These contracts typically provide for the Company to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length. The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from services with payments to the Company, the Company may offer payment terms which extend beyond 12 months. When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

        Costs associated with time and materials, fixed-priced and value-priced consulting fee arrangements are expensed as incurred and are included as a component of the cost of consulting fees.

        The Company expects that value-pricing contracts will continue to account for a significant portion of its revenues in the future. As a consequence of the use of value-pricing contracts and due to the revenue recognition policy associated with those contracts, the Company's results of operations will likely fluctuate significantly from period to period.

        Regardless of the pricing method employed by the Company in a given contract, the Company is typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of its customers.

        Software License Fees.    A software license is sold either together with implementation services or on a stand-alone basis. The Company is usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed twelve months. Under SOP 97-2, the Company recognizes software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires the Company to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software is required, both the product license revenue and implementation fees are recognized as services are performed.

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

        Software Maintenance Fees.    In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from the Company also purchase software maintenance services, which typically are renewed annually. The Company charges an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and the Company recognizes these revenues ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, the Company defers revenue recognition until the time that the maintenance fee is paid by the customer. The Company continues to provide maintenance service while awaiting payment from customers. When the payment is received, revenue is recognized for the period that revenue was previously deferred. This may result in volatility in software maintenance revenue from period to period.

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

  Royalties

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products. Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30% of the associated revenues. Approximately $592,000 and $584,000 of royalty expense was recorded under these agreements for the three months ended July 31, 2003 and 2002, respectively, and $1.0 million and $1.4 million for the six months ended July 31, 2003 and 2002, respectively. Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying condensed consolidated statements of operations.

  Deferred Revenue

        Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred. Non-current deferred revenue represents amounts for maintenance to be provided beginning in periods in excess of one year.

        Deferred revenue and advance payments from customers consist of the following (in thousands)

	July 31, 2003	January 31, 2003
Current:
Deferred software maintenance fees	$31,594	$38,764
Deferred software implementation and license fees	23,361	29,234

	54,955	67,998
Less amounts in accounts receivable	(32,341)	(50,398)

Net deferred revenue and advance payments	$22,614	$17,600

Non-current:
Deferred software maintenance fees	$—	$817
Less amount in accounts receivable	—	—

Net non-current deferred revenue and advance payments	$—	$817

  Research and Development Costs

        Research and development costs, that are not subject to capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," ("SFAS 86") are expensed as incurred and relate mainly to the development of new products, new applications, new features or significant enhancements for existing products or applications.

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

  Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board ("APB"), Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employees and director stock options. Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Through July 31, 2003, there have been no significant grants to non-employees.

        On June 20, 2003, the Company issued 245,000 shares of restricted common stock to several employees. The market price of the stock was $4.35. The stock vests one-third on June 20, 2006, one-third on June 20, 2007 and one-third on June 20, 2008. The Company is amortizing the resulting compensation expense on a straight-line basis from the date of issuance through June 20, 2008, and any forfeitures will be accounted for in the period the forfeiture takes place.

        Although SFAS 123 allows APB 25 guidelines to be applied in accounting for stock options, the Company is required to disclose pro forma net income (loss) and net income (loss) per share as if they had adopted SFAS 123. The following table sets forth the pro forma information as if the provisions of

SFAS 123 had been applied to account for stock based compensation (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net income, as reported	$3,931	$7,917	$964	$17,608
Pro forma stock compensation expense computed under the fair value method, net of income taxes	(312)	(804)	(1,380)	(1,487)

Pro forma net income (loss)	$3,619	$7,113	$(416)	$16,121

Basic earnings per common share, as reported	$0.17	$0.34	$0.04	$0.77

Diluted earnings per common share, as reported	$0.17	$0.33	$0.04	$0.75

Pro forma basic earnings (loss) per common share	$0.15	$0.30	$(0.02)	$0.71

Pro forma diluted earnings (loss) per common share	$0.15	$0.30	$(0.02)	$0.69

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

        In June 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable to the Company in the quarter ending October 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of the Interpretation is not expected to have a material impact on the Company's financial statements.

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

        In connection with the acquisition of Check Solutions, a portion of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The $2.3 million attributed to IPR&D was expensed on the date of the acquisition as the IPR&D projects had not reached technological feasibility nor had any alternative future use. The charge was included in merger, restructuring and other charges in the statement of operations.

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

        The Company performed an evaluation of its existing goodwill and intangible assets effective November 1, 2002 in accordance with its policy, utilizing various assumptions and factors to estimate future cash flows to determine the fair value of the business. Due to a decline in the estimated fair value of the reporting unit to which goodwill has been assigned subsequent to the annual assessment date, the Company determined goodwill was impaired during the quarterly period ended January 31, 2003 and the Company recorded a charge of $46.0 million during that period to reflect the impairment of goodwill and intangible assets based on declines in the estimated fair value of the Global Payments Technologies segment to which goodwill is allocated. Fair value was determined considering a number of fair value estimation techniques, including a discounted cash flow analysis and consideration of the market price of the Company's stock.

        Customer relationships with definite useful lives are amortized on a straight-lined basis, resulting in amortization expense of $350,000 for each of the three month periods ended July 31, 2003 and 2002, respectively, and $700,000 for each of the six month periods ended July 31, 2003 and 2002, respectively.

        Acquired developed technology with useful life of 5-6 years are amortized on a straight-line basis, resulting in amortization expense of $1.0 million for the three months ended July 31, 2003 and 2002, respectively, and $2.1 million for the six month period ended July 31, 2003 and 2002, respectively.

        The following table sets forth the estimated amortization expense of customer relationships and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Customer Relationships	Acquired Developed Technology
2004	$1,400	$4,120
2005	1,400	4,120
2006	1,400	4,120
2007	1,400	4,120
2008	467	853

5.     Revolving Credit Agreement

        On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. On July 31, 2003, the revolving credit was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of outstanding borrowings to July 31, 2006. Borrowings under the credit agreement, as amended, currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt. The interest coverage covenant was amended on July 31, 2003 to be more favorable to the Company. Additionally, the payment of dividends is precluded except upon approval of the banks. Substantially all of the Company's assets collateralize the revolving credit agreement. As of July 31, 2003, the Company is in compliance with the covenants of the revolving credit agreement, as amended.

        At July 31, 2003, the Company had $12.5 million outstanding under the credit agreement. At July 31, 2003, the interest rate on the debt was 4.375% on 50% of the outstanding borrowings and 4.50% on the remaining 50%. Because the interest on the debt is variable, the carrying value approximates the fair value. Interest expense, exclusive of the amortization of deferred loan costs, on the credit agreement was $231,000 and $583,000 for the three months ended July 31, 2003 and 2002, respectively, and $541,000 and $1.2 million for the six months ended July 31, 2003 and July 31, 2002, respectively.

6.     Common Stock Offering

        On April 5, 2002, the Company sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, the Company filed a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002, to register the resale of such shares. The Form S-3 was deemed effective on May 15, 2002. On April 5, 2002, the Company utilized the net proceeds of approximately $9.3 million received from the sale to satisfy remaining obligations due certain employees of Check Solutions described in Note 13 below, with the remainder used for working capital.

7.     Provision (Benefit) for Income Taxes

        The Company has established a valuation allowance to reserve its net deferred tax assets at July 31, 2003 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") were not met.

        The net tax provision of $133,000 and $226,000 for the three and six months ended July 31, 2003, respectively, consists of a provision for state and foreign taxes. The effective tax rate varies from the federal statutory rate in 2003 primarily due to the expected utilization of net operating loss carryforwards. The net tax provision of $547,000 for the three months ended July 31, 2002 consists of a provision for state and foreign taxes based on the estimated annual effective rate for the year ended January 31, 2002. The net tax benefit of $1.1 million for the six months ended July 31, 2002 consists of a $1.9 million tax benefit generated by additional tax loss carrybacks available to the Company as a result of the Job Creation and Workers Assistance Act of 2002, offset by a $800,000 provision for state and foreign taxes based on the estimated annual effective tax rate for the year ending January 31, 2002. The estimated annual effective tax rate in 2002 was lower than the statutory federal and state rates as a result of the benefits from carryforward of net operating losses expected to be utilized.

8.     Incentive Compensation Plans

        In 2002, the Company introduced two new incentive programs to employees. The variable compensation plan awards employees based on quarterly Company operating results. At July 31, 2003, substantially all employees are eligible to receive cash awards under the variable compensation plan. The Company did not record any expense under this plan for the three months ended July 31, 2003 and $605,000 in the three months ended July 31, 2002. The Company did not record any expense under this plan for the six months ended July 31, 2003 and $1.5 million in the six months ended July 31, 2002.

        The incentive bonus plan awards employees based on the Company's and the applicable business unit's operating results. Substantially, all employees are eligible to receive cash awards under the incentive bonus plan. Awards from this plan are paid to employees subsequent to the end of the fiscal year. The Company recorded expense under this plan of $1.1 million and $1.4 million in the three months ended July 31, 2003 and 2002, respectively. The Company recorded expense under this plan of $1.1 million and $2.4 million in the six months ended July 31, 2003 and 2002, respectively.

9.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Basic earnings per share:
Net income	$3,931	$7,917	$964	$17,608

Weighted average shares outstanding	23,547	23,397	23,547	22,850

Basic earnings per share	$0.17	$0.34	$0.04	$0.77

Diluted earnings per share:
Net income	$3,931	$7,917	$964	$17,608

Weighted average shares outstanding	23,547	23,397	23,547	22,850
Assumed conversion of employee stock options	176	608	84	501

Shares used in diluted earnings per share calculation	23,723	24,005	23,631	23,351

Diluted earnings per share	$0.17	$0.33	$0.04	$0.75

10.   Contingencies

        On June 2, 2003, in the District Court, Dallas County, Texas, Walter Evans brought a shareholders' derivative action, for the benefit of Nominal Defendant Carreker Corporation against James D. Carreker, John D. Carreker, Jr., James R. Erwin, James L. Fischer, Michael D. Hansen, Donald L. House, Richard R. Lee, Jr., David K. Sias, Ronald G. Steinhart, and Ernst & Young, LLP and Carreker Corporation, Nominal Defendant (Cause No. 0305505). The complaint alleges that the director defendants breached their fiduciary duty to the company. In addition the complaint makes certain allegations against the company's independent auditors Ernst & Young, LLP. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the director defendants.

        On May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division, Barbara I. Smith brought a shareholders' derivative action pursuant to Rule 23.1, Fed.R.Civ.P, for the benefit of Nominal Defendant Carreker Corporation against certain of its current officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias and Terry L. Gage (Civil Action No. 303CV1211-D), seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles ("GAAP"), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (in the form of, among others, unspecified amounts of compensatory damages, interests and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

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

	Three Months ended July 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$7,803	$14	$385	$—	$8,202
Software license fees	815	7,536	—	—	8,351
Software maintenance fees	234	14,050	—	—	14,284
Software implementation fees	191	4,231	86	—	4,508
Out-of-pocket expense reimbursements	256	408	152	—	816
Intercompany revenue	—	(20)	20	—	—

Total revenues	$9,299	$26,219	$643	$—	$36,161

Income (loss) from operations before restructuring and other charges	$4,065	$10,553	$(955)	$(8,591)	$5,072
Restructuring and other charges	—	53	146	579	778

Income (loss) from operations	$4,065	$10,500	$(1,101)	$(9,170)	$4,294

	Three Months ended July 31, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$10,724	$207	$2,015	$—	$12,946
Software license fees	287	11,771	—	—	12,058
Software maintenance fees	201	10,889	—	—	11,090
Software implementation fees	427	5,132	136	—	5,695
Out-of-pocket expense reimbursements	471	762	437	—	1,670
Intercompany revenue	—	(162)	162	—	—

Total revenues	$12,110	$28,599	$2,750	$—	$43,459

Income (loss) from operations before restructuring and other charges	$6,150	$10,131	$(465)	$(6,732)	$9,084
Restructuring and other charges	—	—	—	—	—

Income (loss) from operations	$6,150	$10,131	$(465)	$(6,732)	$9,084

	Six Months ended July 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$13,881	$129	$943	$—	$14,953
Software license fees	1,722	13,207	—	—	14,929
Software maintenance fees	469	22,525	—	—	22,994
Software implementation fees	420	8,762	220	—	9,402
Out-of-pocket expense reimbursements	865	986	288	—	2,139
Intercompany revenue	—	(40)	40	—	—

Total revenues	$17,357	$45,569	$1,491	$—	$64,417

Income (loss) from operations before restructuring and other charges	$7,428	$14,634	$(1,916)	$(16,941)	$3,205
Restructuring and other charges	—	73	293	1,096	1,462

Income (loss) from operations	$7,428	$14,561	$(2,209)	$(18,037)	$1,743

	Six Months ended July 31, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$18,147	$243	$4,151	$—	$22,541
Software license fees	454	25,646	—	—	26,100
Software maintenance fees	201	21,556	—	—	21,757
Software implementation fees	1,276	11,464	152	—	12,892
Out-of-pocket expense reimbursements	1,192	1,663	1,003	—	3,858
Intercompany revenue	—	(281)	281	—	—

Total revenues	$21,270	$60,291	$5,587	$—	$87,148

Income (loss) from operations before restructuring and other charges	$9,925	$22,092	$(914)	$(13,303)	$17,800
Restructuring and other charges	—	—	—	—	—

Income (loss) from operations	$9,925	$22,092	$(914)	$(13,303)	$17,800

        During the three months ended July 31, 2003, the Company formed Carretek LLC, a 51% jointly owned company to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs. As this outsourcing business is in the development phase and its operations immaterial, the financial results for the three and six months ended July 31, 2003 are contained in the Corporate-Unallocated business segment in the tables above.

        The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company's largest customer and top five customers during the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Single customer	12.7%	10.5%	9.5%	10.6%
Top five customers	37.5%	34.3%	33.0%	36.2%

        The Company markets its solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customer were as follows (in thousands):

	Three Months Ended July 31, 2003		Three Months Ended July 31, 2002
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$28,290	80.0%	$34,881	83.5%
Europe	2,414	6.8	2,347	5.6
Australia	1,114	3.2	1,470	3.5
Canada	2,116	6.0	2,562	6.1
South Africa	1,264	3.6	467	1.1
Other	147	0.4	62	0.2

Total revenues	$35,345	100%	$41,789	100%

	Six Months Ended July 31, 2003		Six Months Ended July 31, 2002
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$50,411	80.9%	$68,477	82.2%
Europe	4,381	7.0	4,789	5.8
Australia	2,254	3.6	2,906	3.5
Canada	3,439	5.6	4,338	5.2
South Africa	1,539	2.5	2,660	3.2
Other	254	0.4	120	0.1

Total revenues	$62,278	100%	$83,290	100%

12.   Restructuring and Other Charges

        The Company recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting ("GPC") business segments. During the quarterly period ended April 30, 2003, the Company recorded a charge of $139,000 relating to legal and professional fees relating to the Company's restatement efforts and the legal actions described in Note 10.

        The Company recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within both the

Corporate and GPC business segments. During the quarterly period ended July 31, 2003, the Company recorded a charge of $130,000 relating to legal fees relating to the legal actions described in Note 10.

        As part of the Company's settlement with one of the CheckFlow Suite customers, the customer agreed to pay the Company for the replacement product and installation. These payments are recorded directly to this reserve and all future expenditures to install the replacement product will be charged against this reserve. During the quarterly period ending July 31, 2003, $366,000 was received from this customer.

        The activity related to the accrued merger and restructuring costs reserve during the six months ended July 31, 2003 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total
January 31, 2003 reserve balance	$953	$1,273	$124	$2,350
Additions to reserve balance:
Severance charges	545	—	—	545
Reduction to reserve balance:
Cash paid	(550)	(68)	—	(618)

April 30, 2003 reserve balance	$948	$1,205	$124	$2,277

Additions to reserve balance:
Severance charges	648	—	—	648
Cash received from customer	—	366	—	366
Reduction to reserve balance:
Cash paid	(563)	(60)	—	(623)

July 31, 2003 reserve balance	$1,033	$1,511	$124	$2,668

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

        In connection with the completion of the Check Solutions acquisition, the Company assumed a $10.0 million obligation to certain current and former employees of Check Solutions. During the quarterly period ended January 31, 2002, $3.3 million of this obligation was paid and during the quarterly period ended April 30, 2002 the remaining $6.7 million was paid.

14.   Subsequent Event

        Pursuant to the Director Stock Option Plan, each outside director on August 1st is granted a number of options with an aggregate Black-Scholes valuation of $60,000. On August 1, 2003, each outside director received 8,871 options under the Director Stock Option Plan with a Black-Scholes Valuation of $28,210. As there were no further options available for grant under the Director Stock Option Plan, on August 27, 2003, each outside director received an additional 8,662 options from the 1994 Incentive Stock Option Plan with the remaining Black-Scholes valuation of $31,790.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under "Business—Forward Looking Statements and Risk Factors" contained in our Form 10-K for the year ended January 31, 2003, as filed with the Securities and Exchange Commission (SEC). Such risks include, without limitation, dependence on the banking industry, decline in check volumes, fluctuations in operating results, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, new focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, indebtedness, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims and legal proceedings, dependence on third parties for technology licenses, liability claims, class action lawsuits, stock price fluctuations, continued NASDAQ listing, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the "risk factors" included in our SEC filings and elsewhere in this report.

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

        We are organized into three primary operating divisions: Global Payments Technologies (GPT), Revenue Enhancement (RevE) and Global Payments Consulting (GPC). These divisions represent our three current reportable business segments. See Note 11 of our Notes to Condensed Consolidated Unaudited Financial Statements. During the three months ended July 31, 2003, we formed Carretek LLC, a 51% jointly owned Company to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs. As this outsourcing business is in the development phase, its operations and financial results are immaterial.

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

        Our Global Payments Consulting (GPC) division provides strategic planning and implementation advisory services for financial institutions. We provide payment research services, predictive financial and operational modeling, organizational design, and business planning services focused on assisting financial institutions in preparing and positioning their organization for the rapidly changing payment landscape of financial services.

        GPC has specialized advisory services focused on operational and infrastructure planning, implementation and measurements associated with the changing payment technology and delivery landscape. Specific areas of focus and expertise are business infrastructure planning in image processing, float/available fund optimization, operational migration planning and fraud and risk management across all types of payments. In addition, Carreker provides comprehensive advisory services around Check 21 (anticipated to be passed later this fiscal year) readiness, business case assessments, and operational and business integration requirements for financial institutions.

        Outsourcing.    Carretek LLC is a jointly owned company with Majesco Software Inc., the US subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations. Carretek enables financial institutions and their processors to realize the benefits of offshore-centric outsourcing (offshoring) of their business processes and IT services needs. These benefits could include reduction in operating costs, improvements in productivity, and enhancement of quality.

        Initially, Carretek is focused on offshoring payments-related business processes and IT services such as custom software development and application maintenance services. Within this area of expertise, the Carretek offering includes a flexible array of offshore outsourcing services to financial institutions, which include: global sourcing strategy development (consulting, methodology, and tools) to help banks understand their offshoring opportunities and optimize their decisions in this regard; outsourcing of selected payment processes to India through a range of business models suited to each bank's needs; and application development, maintenance and support.

        Carretek draws on Carreker's expertise in payments systems and associated business processes to help banks rationalize the business case for transitioning some of these processes to cost-efficient offshore locations and improving banks' return on investments in payments technologies. Carreker's image-related technologies, already in place at many large U.S. banks, enable such transitioning and leverage the banks' previous investment in these systems.

Results of Operations

        For the periods indicated, the following table sets forth the percentage that selected items in the unaudited condensed consolidated statements of operations bear to total revenues. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues:
Consulting fees	22.7%	29.8%	23.2%	25.9%
Software license fees	23.1	27.7	23.2	29.9
Software maintenance fees	39.5	25.5	35.7	25.0
Software implementation fees	12.5	13.1	14.6	14.8
Out-of-pocket expense reimbursements	2.2	3.9	3.3	4.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Consulting fees	14.6	16.4	15.9	16.0
Software license fees	5.2	4.8	5.6	4.3
Software maintenance fees	8.5	5.7	9.6	6.0
Software implementation fees	13.9	10.8	15.3	11.3
Out-of-pocket expenses	2.9	4.4	3.6	5.0

Total cost of revenues	45.1	42.1	50.0	42.6

Gross profit	54.9	57.9	50.0	57.4
Operating costs and expenses:
Selling, general and administrative	35.1	28.9	38.5	29.2
Research and development	4.8	7.3	5.5	7.0
Amortization of intangible assets	1.0	0.8	1.1	0.8
Restructuring and other charges	2.1	—	2.2	—

Total operating costs and expenses	43.0	37.0	47.3	37.0
Income (loss) from operations	11.9	20.9	2.7	20.4
Other income (expense), net	(0.6)	(1.4)	(0.8)	(1.4)

Income (loss) before provision (benefit) for income taxes	11.3	19.5	1.9	19.0
Provision (benefit) for income taxes	0.4	1.3	0.4	(1.2)

Net income (loss)	10.9%	18.2%	1.5%	20.2%

        For the periods indicated, the following table sets forth the selected items comprising cost of revenues as a percentage of the revenues generated by that category of our operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Cost of revenues:
Consulting fees	64.5%	55.0%	68.6%	62.0%
Software license fees	22.8	17.2	24.3	14.4
Software maintenance fees	21.5	22.3	26.9	24.1
Software implementation fees	111.5	82.4	104.8	76.2
Out-of-pocket expenses	127.2	116.1	107.1	110.8

        Revenues:    Our total revenues decreased by $7.3 million, or 16.8%, to $36.2 million for the three months ended July 31, 2003, from $43.5 million for the three months ended July 31, 2002, and by $22.7 million, or 26.1%, to $64.4 million for the six months ended July 31, 2003, from $87.1 million for the six months ended July 31, 2002. The decrease in total revenue for both the three and six months ended July 31, 2003, as compared to the three and six months ended July 31, 2002, was a result of declines in consulting fees, software license fees and software implementation fees, which were partially offset by an increase in software maintenance fees. Each of these components of revenue is described in more detail below.

        Consulting Fees:    Revenues from consulting fees decreased by $4.7 million, or 36.7%, to $8.2 million for the three months ended July 31, 2003, from $12.9 million for the three months ended July 31, 2002. Consulting fees decreased by $7.5 million, or 33.7%, to $15.0 million for the six months ended July 31, 2003, from $22.5 million for the six months ended July 31, 2002. Consulting fees are primarily derived from Revenue Enhancement's value-priced engagements and from Global Payments Consulting business segments consulting solutions. Consulting revenue from Revenue Enhancement decreased $2.9 million, or 27.2%, to $7.8 million for the three months ended July 31, 2003, from $10.7 million for the three months ended July 31, 2002. Consulting revenue from Revenue Enhancement decreased $4.2 million, or 23.5%, to $13.9 million for the six months ended July 31, 2003, from $18.1 million for the six months ended July 31, 2002. We are facing strong competition and downward pricing pressure and our revenue realization timelines have continued to be extended within Revenue Enhancement. Additionally, we have seen our Revenue Enhancement consulting fees derived from our international customer base remain relatively flat for the three months ended July 31, 2003, as compared to the three months ended July 31, 2002, while Revenue Enhancement consulting fees from our international customer base have declined $2.6 million for the six months ended July 31, 2003, as compared to the six months ended July 31, 2002. Global Payments Consulting revenue decreased $1.6 million, or 80.9% to $385,000 for the three months ended July 31, 2003, from $2.0 million for the three months ended July 31, 2002. Global Payments Consulting revenue decreased $3.2 million, or 77.3%, to $943,000 for the six months ended July 31, 2003, from $4.2 million for the six months ended July 31, 2002. Traditionally, the Global Payments Consulting business segment generated IT consulting revenues particularly when a financial institution customer was merging or consolidating. With the reduction in the number and size of these mergers, we are transitioning this business segment to address enterprise-wide payment strategies and image enabling planning and integration. Although we believe we are making progress in the transition, we continue to be cautious about the prospects for this business segment as the transition takes place.

        Software License Fees:    Revenues from software license fees decreased $3.7 million, or 30.7%, to $8.4 million for the three months ended July 31, 2003 from $12.1 million for the three months ended

July 31, 2002. Revenues from software license fees decreased $11.2 million, or 42.8%, to $14.9 million for the six months ended July 31, 2003 from $26.1 million for the six months ended July 31, 2002. The majority of our software license arrangements are sold with implementation services that are essential to the functionality of the software. In these cases, software license fees are recognized as the essential services are performed. We have continued to experience delayed customer purchasing decisions as customer technology budgets remained tight. In addition, our customers are in a period of transition as the form of payments transfer from traditional paper checks to electronic forms of payments. The predictability of the timing, form and sequence of this transition may be causing our customers to delay buying decisions. This general market weakness became particularly visible beginning in the latter half of fiscal 2002. These conditions, intense competition and customer anxiety over the possible outcome of our special investigation have contributed to the lower software revenue in both the three and six month periods ended July 31, 2003. In the first half of fiscal 2002, software license fees were higher due to sales of our Check Image Archive software to a provider of image archive services to financial institutions. This software required no implementation services and the associated revenue was recognized immediately, resulting in increased revenues of $3.8 million and $7.5 million for the three and six months ended July 31, 2002, respectively.

        Software Maintenance Fees:    Revenues from software maintenance fees increased $3.2 million, or 28.8%, to $14.3 million for the three months ended July 31, 2003, from $11.1 million for the three months ended July 31, 2002. Software maintenance fees have increased by $1.2 million, or 5.7%, to $23.0 million for the six months ended July 31, 2003 from $21.8 million for the six months ended July 31, 2002. Software maintenance fees represent annually renewable product and telephone support for our software customers. The annual maintenance fee generally is paid to us at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract. We defer revenue recognition on maintenance fees until cash is collected. However, because we continue to provide maintenance services while awaiting payment from customers, when the payment is received, revenue is recognized for the period that revenue was previously deferred. This can cause quarter-to-quarter fluctuations. In the three months ended July 31, 2003, we collected a significant portion of the maintenance renewal invoices that were uncollected at April 30, 2003, which was the primary contributor to the sharp increase in maintenance revenue in the three months ended July 31, 2003, as compared to the three months ended July 31, 2002. A portion of the increase for the six months ended July 31, 2003, compared to the previous year was the result of new maintenance contracts along with normal maintenance price increases.

        Software Implementation Fees:    Revenues from software implementation fees decreased $1.2 million, or 20.8%, to $4.5 million for the three months ended July 31, 2003, from $5.7 million for the three months ended July 31, 2002. Revenues from software implementation fees decreased by $3.5 million, or 27.1%, to $9.4 million for the six months ended July 31, 2003, from $12.9 million for the six months ended July 31, 2002. The decline in software implementation fee revenue for the three and six months ended July 31, 2003, as compared to the three and six months ended July 31, 2002, can be primarily attributed to declines in new software licensed within our Global Payments Technologies business segment. Additionally, during the three months ended July 31, 2003, we deferred recognition of $587,000 and reversed $181,000 of software implementation revenue on a project when it was concluded that collection was not considered probable. Any future recoveries related to this contract will be recognized only when the cash is received.

        Out-of-Pocket Expense Reimbursements:    Revenues from out-of-pocket expense reimbursements decreased $854,000, or 51.1%, to $816,000 for the three months ended July 31, 2003, from $1.7 million for the three months ended July 31, 2002. Revenue from out-of-pocket expense reimbursements decreased $1.8 million, or 44.6%, to $2.1 million for the six months ended July 31, 2003 from $3.9 million for the six months ended July 31, 2002. Decreases in these reimbursements are primarily the result of a general decline within all of our business segments, especially in our Global Payments

Consulting business segment. Engagements in this segment usually require our employees to be at the customer location for extended periods of time. Additionally during the three and six months ended July 31, 2003, we did not recognize approximately $79,000 and $182,000, respectively, of out-of-pocket expense reimbursements due to a contractual provision within one of our Revenue Enhancement engagements. We expect to recover the majority of these out-of-pocket expenses when the contract is amended before the end of fiscal 2003.

        Cost of Revenues:    Our total cost of revenues was $16.3 million, or 45.1%, of total revenue for the three months ended July 31, 2003, and was $18.3 million, or 42.1% of total revenue for the three months ended July 31, 2002. Our total cost of revenues was $32.2 million, or 50.0%, of total revenue for the six months ended July 31, 2003, and was $37.1 million, or 42.6%, of total revenue for the six months ended July 31, 2002. In absolute dollars the decrease in the cost of revenues for both the three and six months ended July 31, 2003, compared to the three and six months ended July 31, 2002, is the direct result of lower costs of consulting, especially within our Global Payments Consulting business segment. These cost reductions were the result of headcount reductions within this business segment. In addition, with the decline in consulting engagements and software implementations, out-of-pocket expenses from air travel and lodging have also declined, as discussed below. The increase in these costs as a percentage of total revenue is a result of the 16.8% decline in total revenues and a 10.7% decline in these costs during the three months ended July 31, 2003, as compared to the three months ended July 31, 2002, and a 26.1% decline in total revenues and a 13.1% decline in these costs for the six months ended July 31, 2003, as compared to the six months ended July 31, 2002. We expect to continue our efforts to reduce expenses in absolute dollars in the second half of fiscal 2003 for existing business segments.

        Cost of Consulting:    Our cost of consulting was $5.3 million, or 64.5% of consulting fees for the three months ended July 31, 2003, and was $7.1 million, or 55.0%, of consulting fees for the three months ended July 31, 2002. Our cost of consulting was $10.3 million, or 68.6%, of consulting fees for the six months ended July 31, 2003 and was $14.0 million, or 62.0%, of consulting fees for the six months ended July 31, 2002. Cost of consulting decreased in absolute dollars due primarily to reduced personnel-related and contract labor costs through cost reduction and restructuring efforts completed in the last half of fiscal 2001 and during fiscal 2002, particularly within the Global Payments Consulting ("GPC") business segment. The costs of consulting within GPC declined $1.4 million, or 51.5%, to $1.3 million for the three months ended July 31, 2003, from $2.7 million for the three months ended July 31, 2002. The costs of consulting within GPC declined $2.6 million, or 47.8%, to $2.8 million for the six months ended July 31, 2003, from $5.4 million for the six months ended July 31, 2002. The majority of our consulting fee revenue is driven by value-priced engagements within our Revenue Enhancement business segment that fluctuate significantly from period-to-period; as a result, our consulting costs as a percentage of revenue will also fluctuate based on the amount of value-priced revenue recognized.

        Cost of Software Licenses:    Our cost of software licenses was $1.9 million, or 22.8%, of software license fees for the three months ended July 31, 2003, and $2.1 million, or 17.2%, of software license fees for the three months ended July 31, 2002. Our cost of software licenses was $3.6 million, or 24.3%, of software license fees for the six months ended July 31, 2003 and $3.8 million, or 14.4%, of software license fees for the six months ended July 31, 2002. Cost of software licenses consist principally of amortization of capitalized software costs, amortization of acquired developed technology and royalties payable to third parties. Despite the fixed nature of approximately $1.3 million per quarter of amortization of capitalized software costs, costs of acquired developed technology and costs of software licenses as a percentage of software license fees will fluctuate based on the level of software license fee revenue recognized. Additionally, in connection with software license agreements entered into with certain banks and purchase agreements with vendors under which our acquired software technology is used in products sold to our customers, we are required to pay royalties on sales of certain software products. Under these arrangements, we record royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30% of the associated revenue. Approximately $592,000 and $584,000 of royalty expense was recorded under these agreements for the three months ended July 31, 2003 and 2002, respectively, and $1.0 million and $1.4 million for the six months ended July 31, 2003 and 2002, respectively.

        Cost of Software Maintenance:    Our cost of software maintenance was $3.1 million, or 21.5%, of software maintenance fees for the three months ended July 31, 2003, and $2.5 million, or 22.3%, of software maintenance fees for the three months ended July 31, 2002. Our cost of software maintenance was $6.2 million, or 26.9%, of software maintenance fees for the six months ended July 31, 2003, and $5.2 million, or 24.1%, of software maintenance fees for the six months ended July 31, 2002. In absolute dollars, the costs of software maintenance have increased in both the three and six months ended July 31, 2003, as compared to the three and six months ended July 31, 2002, as a result of traditional Research and Development employees working on software development projects classified as maintenance. Because our maintenance revenue is not recognized until the cash is collected, maintenance revenue can fluctuate from period-to-period and as a result our cost of software maintenance as a percentage of related maintenance revenue will also fluctuate.

        Cost of Software Implementation:    Our cost of software implementation was $5.0 million, or 111.5%, of software implementation fees for the three months ended July 31, 2003 and $4.7 million, or 82.4%, of software implementation fees for the three months ended July 31, 2002. Our cost of software implementation was $9.9 million, or 104.8%, of software implementation fees for the six months ended July 31, 2003 and $9.8 million, or 76.2%, of software implementation fees for the six months ended July 31, 2002. In absolute dollars, the costs of software implementation have remained relatively flat in the three and six months ended July 31, 2003, as compared to the three and six months ended July 31, 2002. The increase of our costs of software implementation, as a percentage of the related software implementation revenue, was the result of declines in new software licensed within our Global Payments Technologies business segment, compounded by a deferral of $587,000 and a reversal of $181,000 of software implementation revenue during the three months ended July 31, 2003, on a project when it was concluded that collection was not considered probable. Any future recoveries related to this contract will be recognized only when the cash is received.

        Cost of Out-of-Pocket Expense Reimbursements:    Our cost of out-of-pocket expense reimbursements was $1.0 million, or 127.2% of related revenues for the three months ended July 31, 2003, and was $1.9 million, or 116.1% of related revenues for the three months ended July 31, 2002. Our cost of out-of-pocket expense reimbursements was $2.3 million, or 107.1% of related revenues for the six months ended July 31, 2003, and was $4.3 million, or 110.8% of related revenues for the six months ended July 31, 2002. Costs of out-of-pocket expense reimbursements have generally declined along with reduced engagements within our Global Payments Consulting business segment. This segment has historically had engagements which required extended stays at customer locations. Subject to timing differences, the substantial majority of these expenses are billed to customers and recorded as Out-of-Pocket Expense Reimbursements revenue. Gross margins will fluctuate due to contractual terms, such as the timing of billing for the out-of-pocket expenses and limitations or caps in the amount of expense that can be billed to the customer.

        Selling, General and Administrative:    Our selling, general and administrative expenses were $12.7 million, or 35.1%, of total revenue for the three months ended July 31, 2003, and $12.6 million, or 28.9%, of total revenue for the three months ended July 31, 2002. Our selling, general and administrative expenses were $24.8 million, or 38.5%, of total revenue for the six months ended July 31, 2003, and $25.4 million, or 29.2%, of total revenue for the six months ended July 31, 2002. Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, as well as fees for professional services and other related costs are classified within selling, general and administrative expense. In absolute dollars, selling, general and administrative costs have remained flat for the three months ended July 31, 2003, as compared to the three months ended July 31, 2002. These costs have decreased for the six months ended July 31, 2003, as compared to the six months ended July 31, 2002, as a result of decreases in certain personnel costs. The increase in these costs as a percent of total revenue is the result of a 16.8% decline in total revenue for the three months ended July 31, 2003, as compared to the three months ended July 31, 2002 and a 26.1% decline in total revenue for the six months ended July 31, 2003, as compared to the six months ended July 31, 2002. We have reduced certain selling, general and administrative expenses during the first two quarters of fiscal 2003, however, we redeployed these funds in targeted areas to provide a foundation for future growth. The absolute amount of selling, general and administrative expenses is not expected to decline significantly in the last half of fiscal 2003.

        Research and Development:    Research and development costs were $1.7 million, or 4.8%, of total revenue for the three months ended July 31, 2003, and $3.2 million, or 7.3%, of total revenue for the three months ended July 31, 2002. Our research and development costs were $3.5 million, or 5.5%, of total revenue for the six months ended July 31, 2003, and $6.2 million, or 7.0%, of total revenue for the six months ended July 31, 2002. Research and development costs have decreased for the three months ended July 31, 2003, as compared to July 31, 2002, as a result of a concentration of projects classified as cost of software maintenance. We have continued to invest in our solutions, in support of revenue growth and quality enhancements, and we expect Research and Development activities to increase for the balance of fiscal 2003 and into fiscal 2004 as we invest in technologies to meet our customers' needs for shifting from paper-based payments to electronic payments.

        Amortization of Intangible Assets:    Our amortization of intangibles was $350,000, or 1.0%, of total revenue for the three months ended July 31, 2003, and $350,000, or 0.8%, of total revenue for the three months ended July 31, 2002. Our amortization of intangibles was $700,000, or 1.1%, of total revenue for the six months ended July 31, 2003, and $700,000, or 0.8%, of total revenue for the six months ended July 31, 2002. The expense for the three months ended July 31, 2003 and 2002 is a result of the recognition of amortization expense for a customer relationship intangible asset acquired in the Check Solutions acquisition.

        Restructuring and other charges:    We recorded $648,000 of restructuring and other charges during the three month period ended July 31, 2003, and $1.2 million during the six months ended July 31, 2003. These charges consist principally of severance for terminated employees.

        The activity related to the accrued merger and restructuring costs reserve during our three and six month period ended July 31, 2003 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total
Reserve balance at January 31, 2003	$953	$1,273	$124	$2,350
Additions to reserve balance:
Severance charges	545	—	—	545
Reductions to reserve balance:
Cash paid	(550)	(68)	—	(618)

Reserve balance at April 30, 2003	$948	$1,205	$124	$2,277

Additions to reserve balance:
Severance charges	648	—	—	648
Cash received from customers	—	366	—	366
Reductions to reserve balance:
Cash paid	(563)	(60)	—	(623)

Reserve balance at July 31, 2003	$1,033	$1,511	$124	$2,668

        We also recorded $130,000 and $269,000 of legal and professional fees relating to our restatement effort and associated legal actions during the three and six months ended July 31, 2003.

        Interest Income:    Interest income decreased $52,000 to $73,000 for the three months ended July 31, 2003, from $125,000 for the three months ended July 31, 2002. Interest income decreased $39,000 to $154,000 for the six months ended July 31, 2003, from $193,000 for the six months ended July 31, 2002. The level of interest income is determined by the available funds for investment and by the effective interest rates earned. If lower interest rates persist, we expect interest income to continue to be minimal during fiscal 2003.

        Interest Expense:    Interest expense decreased $357,000 to $339,000 for the three months ended July 31, 2003, from $696,000 for the three months ended July 31, 2002. Interest expense decreased $724,000 to $757,000 for the six months ended July 31, 2003, from $1.5 million for the six months ended July 31, 2002. Interest expense decreased on both a three and six month basis due to a decreased amount of borrowings outstanding under the revolving credit agreement and decreased interest rates.

        Provision (Benefit) for Income Taxes:    The Company has established a valuation allowance to reserve its net deferred tax assets at July 31, 2003 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") were not met. The net tax provision of $133,000 and $226,000 for the three and six months ended July 31, 2003, respectively, consists of a provision for state and foreign taxes. The effective tax rate varied from the federal statutory rate in 2003 primarily due to the expected utilization of net operating loss carryforwards. The net tax provision of $547,000 for the three months ended July 31, 2002 consists of a provision for state and foreign taxes based on the estimated annual effective rate for the year ended January 31, 2002. The net tax benefit of $1.1 million for the six months ended July 31, 2002 consists of a $1.9 million tax benefit generated by additional tax loss carrybacks available to the Company as a result of the Job Creation and Workers Assistance Act of 2002, offset by a $800,000 provision for state and foreign taxes based on the estimated annual effective tax rate for the year ending January 31, 2002. The estimated annual effective tax rate in 2002 was lower than the statutory federal and state rates as a result of the benefits from carryforward of net operating losses expected to be utilized.

Liquidity and Capital Resources

        At July 31, 2003, we had working capital of $9.7 million compared with $17.9 million at January 31, 2003. We had $27.5 million in cash and cash equivalents at July 31, 2003, an increase of $474,000 from $27.0 million in cash and cash equivalents at January 31, 2003. At July 31, 2003, we had $12.5 million of long-term debt compared to $25.0 million at January 31, 2003. The decrease in working capital is a direct result of the payments made on the long-term debt during the quarterly period ended July 31, 2003.

        During the three months ended July 31, 2003, we generated $1.8 million of cash from operating activities, as compared to generating $11.5 million during the three months ended July 31, 2002. During the six months ended July 31, 2003, we generated $14.0 million of cash from operating activities, as compared to generating $7.7 million during the six months ended July 31, 2002. The decrease in cash generated from operating activities during the three month period ended July 31, 2003, as compared to the three months ended July 31, 2002, is primarily the result of decreased net income, an increase in accounts receivable and a decline in deferred revenue. The increase in the cash generated from operating activities for the six months ended July 31, 2003, as compared to the six months ended July 31, 2002, is primarily the result of assumed obligations paid to certain employees of Check Solutions during the six months ended July 31, 2002.

        The timing of cash collections can cause fluctuations from quarter-to-quarter in our cash generated from operating activities. Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement and receivables for expense reimbursements. The following table contains the quarterly days sales outstanding (DSO):

Quarter ended	DSO
July 31, 2003	43
April 30, 2003	51
January 31, 2003	72
October 31, 2002	97
July 31, 2002	73

        From an investing perspective, we used $259,000 and $782,000 during the three months ended July 31, 2003 and 2002, respectively. Cash used in investing activities was $570,000 and $1.9 million during the six months ended July 31, 2003 and 2002, respectively. These uses of cash are comprised of purchases of property and equipment and capitalized software development.

        From a financing perspective, we used $3.0 million during the three months ended July 31, 2003, as compared to using $4.9 million during the period ended July 31, 2002. Cash used in financing activities for the six months ended July 31, 2003 was $13.0 million, and the cash provided by financing activities was $2.6 million during the six months ended July 31, 2002. The cash used in financing activities during the three and six months ended July 31, 2003 was comprised of $2.5 million and $12.5 million, respectively, of payments on our revolving credit agreement. The remaining amounts were closing costs related to the amendment of the Revolving Credit Agreement paid during the three months ended July 31, 2003. The cash generated from financing activities during the six months ended July 31, 2002, was the result of the sale of 1,282,214 shares of common stock to a group of institutional investors in a private transaction in which $9.3 million of net proceeds were received during the three months ended April 30, 2002.

        On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. On July 31, 2003, the revolving credit was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of outstanding borrowings to July 31, 2006. As of the date of the extension, the outstanding balance was $12.5 million. Borrowings under the credit agreement, as amended, currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt. The interest coverage covenant was amended on July 31, 2003 to be more favorable to the Company. Additionally, the payment of dividends is precluded except upon the approval of the banks. Substantially all of our assets collateralize the revolving credit agreement. As of July 31, 2003, we are in compliance with the covenants of the revolving credit agreement, as amended.

        At July 31, 2003, we had $12.5 million outstanding under the credit agreement. At July 31, 2003, the interest rate on the debt was 4.375% on 50% of the outstanding borrowings and 4.50% on the remaining 50%. Because the interest on the debt is variable, the carrying value approximates the fair value. Interest expense, exclusive of the amortization of deferred loan costs, on the credit agreement was $231,000 and $583,000 for the three months ended July 31, 2003 and 2002, respectively, and $541,000 and $1.2 million for the six months ended July 31, 2003 and July 31, 2002, respectively.

        We expect that existing cash and cash generated from operating activities will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. However, if current sources are not sufficient to meet our needs, we may seek to borrow under the existing credit agreement or seek additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all. We are presently involved in a number of lawsuits, the outcome of which could affect our liquidity. Further, in the future we may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, which could change our financing needs. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

        The following summarizes our contractual obligations at July 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
	Total	1 Year or Less	Years 2-3	After 3 Years
Revolving credit agreement	$12,500	$—	$12,500	$—
Operating leases	19,219	3,814	6,854	8,551

	$31,719	$3,814	$19,354	$8,551

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

        Consulting Fees.    We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are generally paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues paid on a percentage-of-completion basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-priced contracts are recognized when estimable. Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. We must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the bank will purchase the solution. Costs associated with these value-pricing contracts are expensed as incurred. These contracts typically provide for us to receive a percentage of the projected or actual increased revenues and/or decreased costs, with payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, we may offer payment terms which extend beyond 12 months. When we enter into an agreement that has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement is entered into, revenue under the arrangement will be recognized as payments become due and payable. When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

        Costs associated with time and materials, fixed-priced and value-priced consulting fee arrangements are expensed as incurred and are included as a component of the cost of consulting fees.

        We expect that value-priced contracts will continue to account for a significant portion of our revenues in the future. As a consequence of the use of value-priced contracts and due to the revenue recognition policy associated with those contracts, our results of operations will likely fluctuate significantly from period to period.

        Regardless of the pricing method employed by us in a given contract, we are typically reimbursed on a monthly basis for out-of-pocket expenses incurred on behalf of our customers.

        Software License Fees.    A software license is sold either together with consulting services or on a stand-alone basis. We are usually paid software license fees in one or more installments, as provided in the customer's contract but not to exceed 12 months. Under SOP 97-2, we recognize software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When the software license arrangement requires us to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software is required, both the product license revenue and implementation fees are recognized as services are performed.

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

        Software Maintenance Fees.    In connection with our sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services, which typically are renewed annually. We charge an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to us at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer. We continue to provide maintenance service while awaiting payment from customers. When the payment is received, revenue is recognized for the period that revenue was previously deferred. This may result in volatility in software maintenance revenue from period-to-period.

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

        Our contracts typically do not include right of return clauses, and as a result, we do not record a provision for returns.

        Royalties

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to its customers, we are required to pay royalties on sales of certain software products. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20%-30% of the associated revenues. Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying consolidated statement of operations.

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

        Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142. The initial impairment analysis did not result in any write-down of capitalized costs. We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment, we use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated. If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset. During the period ended January 31, 2003, events and circumstances caused us to revaluate goodwill resulting in an impairment charge of $46.0 million. Goodwill at July 31, 2003 totaled $21.2 million. Further deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

        Merger, Restructuring and Other Charges

        During fiscal year 2001, we recorded significant reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings. Additional reserves were recorded during the three and six months ended July 31, 2003 and 2002. These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

        In June 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable to the Company in the quarter ending October 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of the Interpretation is not expected to have a material impact on the Company's financial statements.

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

        Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At July 31, 2003, we did not hold any fixed-rate investments.

        We currently have $12.5 million outstanding under our revolving credit agreement at July 31, 2003. As described in Note 5 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate is variable. At July 31, 2003, the interest rate on the debt was 4.375% on 50% of the outstanding borrowings and 4.5% on the remaining 50%.

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

        An insignificant portion of our accounts receivable balance at July 31, 2003 was denominated in a foreign currency. Our exposure to adverse movements to foreign exchange rates is not significant. Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating foreign currency exchange rates within our customer contracts. Historically, foreign currency gains and losses have not had a significant impact on our results of operations or financial position. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Item 4. Controls and Procedures

Disclosure Controls

        We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

        Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures. As of July 31, 2003, they carried out an evaluation of our disclosure controls and procedures, and except as noted below, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Internal Controls

        There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        As mentioned in our Form 10-Q for the period ended April 30, 2003, we had begun a project to move all items from the restatement workbook to our corporate accounting system, thus eliminating any off-line entries that require consolidation, and enhancing the analytical procedure of comparing forecasted revenue to actual revenue on a project basis. This project was completed as of July 31, 2003, as anticipated.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained under Part II, Item 1 (Legal Proceedings) in our Form 10-Q for the period ended April 30, 2003 is herby incorporated by reference.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our Annual Meeting of Stockholders held on June 17, 2003, two proposals were adopted by our stockholders: (1) the election of three directors as Class II directors for terms expiring at the Annual Meeting of Stockholders in 2006 as described in our Proxy Statement for the Annual Meeting (Messrs. James L. Fischer, Michael D. Hansen and Richard R. Lee, Jr. were re-elected as directors, and (2) the ratification of the appointment of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending January 31, 2004. The number of shares cast for and against as well as the number of abstentions as to each of these matters (other than the election of directors) are as follows:

Election of Directors	Shares For	Shares Withheld
James L. Fischer	21,165,825	1,028,368
Michael D. Hansen	21,960,403	233,790
Richard R. Lee, Jr.	21,529,351	664,842

Proposal	Shares For	Shares Against	Abstentions
Ratification of accountants	21,831,305	317,267	45,621

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits
Number	Exhibit Description
10.1	Fourth Amendment to Credit Agreement effective July 31, 2003 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Comerica Bank as Syndication Agent.
10.2	Separation Agreement with Terry L. Gage dated June 23, 2003
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

  We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended April 30, 2003:

  (i)
  A current report on Form 8-K dated June 3, 2003 was filed with Securities and Exchange Commission furnishing certain disclosure under Item 9.

  (ii)
  A current report on Form 8-K dated June 19, 2003 was filed with Securities and Exchange Commission providing certain disclosure under Item 5.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr. Chairman of the Board and Chief Executive Officer	Date:	September 11, 2003

By:	/s/ FRANK W. TILLEY Frank W. Tilley Chief Financial Officer	Date:	September 11, 2003

QuickLinks

CARREKER CORPORATION Index
PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
CARREKER CORPORATION Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
CARREKER CORPORATION Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (In thousands)
CARREKER CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
Carreker Corporation Notes to Condensed Consolidated Unaudited Financial Statements For the Three and Six Months Ended July 31, 2003 and 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II: OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES