Form 10-Q
period 2003-10-31
CARREKER CORP
filed 2003-12-11
CIK 1057709

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended October 31, 2003.

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

Common Stock, $.01 par value — 23,873,099 shares as of November 28, 2003.

CARREKER CORPORATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	October 31, 2003	January 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$21,160	$26,986
Accounts receivable, net of allowance of $1,462 and $1,761 at October 31, 2003 and January 31, 2003, respectively	19,488	22,759
Prepaid expenses and other current assets	3,933	3,380
Total current assets	44,581	53,125

Property and equipment, net of accumulated depreciation of $16,288 and $14,704 at October 31, 2003 and January 31, 2003, respectively	7,236	8,975
Capitalized software costs, net of accumulated amortization of $10,811 and $10,025 at October 31, 2003 and January 31, 2003, respectively	1,428	2,010
Acquired developed technology, net of accumulated amortization of $9,998 and $6,867 at October 31, 2003 and January 31, 2003, respectively	15,702	17,333
Goodwill, net of accumulated amortization of $3,405 at October 31, 2003 and January 31, 2003	21,193	21,193
Customer relationships, net of accumulated amortization of $3,383 and $2,333 at October 31, 2003 and January 31, 2003, respectively	5,017	6,067
Deferred loan costs, net of accumulated amortization of $960 and $676 at October 31, 2003 and January 31, 2003, respectively	748	576
Other assets	986	829
Total assets	$96,891	$110,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,228	$725
Accrued compensation and benefits	7,724	7,603
Other accrued expenses	3,837	6,030
Income tax payable	111	—
Deferred revenue	18,177	17,600
Accrued merger and restructuring costs	1,846	3,735
Total current liabilities	32,923	35,693
Long-term debt	12,500	25,000
Deferred revenue	—	817
Other long-term liabilities	49	—
Total liabilities	45,472	61,510

Minority interest	49	—

Contingencies

Stockholders’ equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 23,860 and 23,574 shares issued at October 31, 2003 and January 31, 2003, respectively	239	236
Additional paid-in capital	105,219	105,263
Accumulated deficit	(54,085)	(56,386)
Less treasury stock, at cost: 1 and 27 common shares at October 31, 2003 and January 31, 2003, respectively	(3)	(515)
Total stockholders’ equity	51,370	48,598
Total liabilities and stockholders’ equity	$96,891	$110,108

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002

Revenues:
Consulting fees	$6,396	$8,136	$21,349	$30,677
Software license fees	7,026	6,330	21,955	32,430
Software maintenance fees	11,770	11,624	34,764	33,381
Software implementation fees	4,983	6,589	14,385	19,481
Out-of-pocket expense reimbursements	1,228	1,498	3,367	5,356
Total revenues	31,403	34,177	95,820	121,325

Cost of revenues:
Consulting fees	4,936	5,650	15,193	19,623
Software license fees	2,037	1,864	5,662	5,625
Software maintenance fees	3,458	2,486	9,644	7,730
Software implementation fees	4,413	4,651	14,264	14,480
Out-of-pocket expenses	1,122	1,582	3,413	5,858
Total cost of revenues	15,966	16,233	48,176	53,316
Gross profit	15,437	17,944	47,644	68,009

Operating costs and expenses:
Selling, general and administrative	12,153	12,573	36,933	37,977
Research and development	1,734	3,226	5,256	9,387
Amortization of intangible assets	350	350	1,050	1,050
Restructuring and other charges	(229)	—	1,233	—
Total operating costs and expenses	14,008	16,149	44,472	48,414
Income from operations	1,429	1,795	3,172	19,595

Other income (expense):
Interest income	69	138	223	331
Interest expense	(234)	(605)	(991)	(2,086)
Other income (expense)	219	53	269	91
Total other income (expense)	54	(414)	(499)	(1,664)
Income before provision (benefit) for income taxes	1,483	1,381	2,673	17,931
Provision (benefit) for income taxes	146	392	372	(666)
Net income	$1,337	$989	$2,301	$18,597
Basic earnings per share	$0.06	$0.04	$0.10	$0.81
Diluted earnings per share	$0.05	$0.04	$0.10	$0.79
Shares used in computing basic earnings per share	23,812	23,544	23,635	23,081
Shares used in computing diluted earnings per share	24,645	23,907	23,820	23,674

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 31, 2003	23,574	$236	$105,263	$(56,386)	27	$(515)	$48,598

Net loss	—	—	—	(2,967)	—	—	(2,967)
Balance at April 30, 2003	23,574	236	105,263	(59,353)	27	(515)	45,631

Reissuance of treasury stock as restricted stock	—	—	(512)	—	(26)	512	—
Compensation expense related to issuance of restricted stock	218	2	33	—	—	—	35
Net income	—	—	—	3,931	—	—	3,931
Balance at July 31, 2003	23,792	238	104,784	(55,422)	1	(3)	49,597

Cancellation of restricted stock	(5)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	52	—	—	—	52
Issuance of shares of common stock upon exercises of stock options	73	1	383	—	—	—	384
Net income	—	—	—	1,337	—	—	1,337
Balance at October 31, 2003	23,860	$239	$105,219	$(54,085)	1	$(3)	$51,370

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Operating Activities:
Net income	$1,337	$989	$2,301	$18,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	882	1,115	2,588	3,456
Amortization of capitalized software costs and acquired developed technology	1,311	1,513	3,917	4,391
Amortization of customer relationships	350	350	1,050	1,050
Provision for doubtful accounts	(91)	72	(118)	588
Amortization of deferred loan costs	68	108	284	324
Compensation earned under restricted stock plan	52	—	87	—
Change in estimate related to restructuring and other charges	(540)	—	(540)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,332)	(1,716)	3,389	(280)
Prepaid expenses and other assets	(1,574)	(457)	(710)	102
Accounts payable and accrued expenses	164	(3,228)	(2,918)	(23,695)
Income taxes payable/receivable	11	7,189	111	5,475
Deferred revenue	(4,437)	(5,772)	(240)	(2,192)
Net cash provided by (used in) operating activities	(4,799)	163	9,201	7,816
Investing Activities:
Purchases of property and equipment	(279)	(1,553)	(849)	(3,351)
Computer software costs capitalized	(204)	—	(204)	(103)
Purchase of acquired developed software	(1,500)	—	(1,500)	—
Proceeds from disposition of assets	—	3	—	3
Net cash used in investing activities	(1,983)	(1,550)	(2,553)	(3,451)
Financing Activities:
Payments on long-term debt	—	(7,000)	(12,500)	(16,000)
Payment of deferred loan costs	—	—	(456)	—
Proceeds from exercises of stock options	384	36	384	2,277
Minority interest and minority shareholder loan to Carretek LLC	98	—	98	—
Proceeds from sale of common stock	—	—	—	9,323
Net cash provided by (used in) financing activities	482	(6,964)	(12,474)	(4,400)
Net decrease in cash and cash equivalents	(6,300)	(8,351)	(5,826)	(35)
Cash and cash equivalents at beginning of period	27,460	33,990	26,986	25,674
Cash and cash equivalents at end of period	$21,160	$25,639	$21,160	$25,639

Supplemental disclosures of cash flow information:
Cash paid for interest	$79	$526	$748	$1,755
Cash paid (received) for income taxes, net	$118	$(6,796)	$248	$(6,140)

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine Months Ended October 31, 2003 and 2002

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

Certain prepaid expenses, other assets, accounts payable and other accrued expenses amounts at January 31, 2003 have been reclassified to conform to the current presentation.

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The results of operations, for the three and nine months ended October 31, 2003, are not necessarily indicative of full-year results.

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

The fair value of accounts receivable approximates the carrying amount of accounts receivable.

Accounts receivable, net of allowances, consist of the following (in thousands):

	October 31, 2003	January 31, 2003

Gross accounts receivable	$54,097	$74,918
Less amounts in deferred revenue	(33,147)	(50,398)
Less allowance for doubtful accounts	(1,462)	(1,761)
Net accounts receivable	$19,488	$22,759

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

	October 31, 2003	January 31, 2003
Furniture	$5,070	$5,071
Equipment and software	17,380	17,406
Leasehold improvements	1,074	1,202
Total cost	23,524	23,679

Less accumulated depreciation and amortization	(16,288)	(14,704)
Net property and equipment	$7,236	$8,975

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

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product, once technological feasibility of the product has been established.  Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model which has been beta tested. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company capitalized $204,000 of software costs for the three months ended October 31, 2003 and did not capitalize any software costs for the three months ended October 31, 2002.  The Company capitalized $204,000 and $103,000 of software costs during the nine months ended October 31, 2003 and 2002, respectively.  The Company is developing software for sending and receiving check images.  The product reached technological feasibility in October 2003, and accordingly certain costs subsequently incurred were capitalized under SFAS 86.

The Company recorded amortization related to capitalized software costs of $239,000 and $484,000 for the three months ended October 31, 2003 and 2002, respectively.  The Company recorded amortization related to capitalized software costs of $781,000 and $1.3 million for the nine months ended October 31, 2003 and 2002, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying condensed consolidated unaudited statements of operations.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions.  These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

In October 2003, the Company purchased an anti-money laundering software solution designed to help banks protect both their customers and their corporate reputations from the growing risk of financial fraud and to comply with a growing number of laws and regulations.  The $1.5 million purchase price was recorded in acquired developed technology in the accompanying condensed consolidated balance sheets and will be amortized over a 3-year period.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.1 million and $1.0 million for the three months ended October 31, 2003 and 2002, respectively, and $3.1 million for each of the nine-month periods ended October 31, 2003 and 2002.  Amortization expense is recorded as a component of cost of software license fees in the accompanying unaudited condensed consolidated statement of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology
2004	$1,021	$4,287
2005	837	4,620
2006	148	4,620
2007	—	4,107
2008	—	1,200

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

Consulting Fees.  The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues on a percentage-of-completion basis.  The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract.  Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses.  Anticipated losses on fixed-price contracts are recognized when estimatable.  Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company.  The Company must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the bank will purchase the solution.  Costs associated with these value-pricing contracts are expensed as incurred.  These contracts typically include payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length.  The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from services with payments to the Company, the Company on occasion, may offer payment terms which extend beyond 12 months.  When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable.  When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

Although substantially all of the Company’s current software licenses provide for a fixed price license fee, some licenses instead provide for the customer to pay a monthly license fee based on actual use of the software product.  The level of license fees earned by the Company under these arrangements will vary based on the actual amount of use by the customer.  Revenue under these arrangements is recognized on a monthly basis as the usage becomes determinable.

Software Maintenance Fees.  In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from the Company also purchase software maintenance services, which typically are renewed annually.  The Company charges an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and the Company recognizes these revenues ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, the Company defers revenue recognition until the time that the maintenance fee is paid by the customer.  The Company normally continues to provide maintenance service while awaiting payment from customers.  When the payment is received, revenue is recognized for the period that revenue was previously deferred.  This may result in volatility in software maintenance revenue from period to period.

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

Royalties

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products.  Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 30% of the associated revenues.  Approximately $718,000 and $384,000 of royalty expense was recorded under these agreements for the three months ended October 31, 2003 and 2002, respectively, and $1.7 million and $1.8 million for the nine months ended October 31, 2003 and 2002, respectively.  Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying condensed consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.  Non-current deferred revenue represents amounts for maintenance to be provided beginning in periods in excess of one year.

Deferred revenue and advance payments from customers consist of the following (in thousands)

	October 31, 2003	January 31, 2003
Current:
Deferred software maintenance fees	$30,949	$38,764
Deferred software implementation and license fees	20,375	29,234
	51,324	67,998
Less amounts in accounts receivable	(33,147)	(50,398)
Net deferred revenue and advance payments	$18,177	$17,600

Non-current:
Deferred software maintenance fees	$—	$817

Less amount in accounts receivable	—	—
Net non-current deferred revenue and advance payments	$—	$817

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employees and director stock options.  Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Through October 31, 2003, there have been no significant grants to non-employees.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002

Net income, as reported	$1,337	$989	$2,301	$18,597
Pro forma stock compensation expense computed under the fair value method, net of income taxes	669	744	2,049	2,231
Pro forma net income	$668	$245	$252	$16,366

Basic earnings per common share, as reported	$0.06	$0.04	$0.10	$0.81
Diluted earnings per common share, as reported	$0.05	$0.04	$0.10	$0.79
Pro forma basic earnings per common share	$0.03	$0.01	$0.01	$0.71
Pro forma diluted earnings per common share	$0.03	$0.01	$0.01	$0.69

Risks and Uncertainties

The Company’s future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, new focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, indebtedness, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims and legal proceedings, dependence on third parties for technology licenses, liability claims, class action lawsuits, stock price fluctuations, continued NASDAQ listing, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in the Company’s charter and impairment of goodwill, capitalized software costs, acquired developed technology or intangible assets.  Negative trends in the Company’s operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair the Company’s liquidity.  See description of the Company’s revolving credit agreement and related financial covenants in Note 5.

Recently Issued Accounting Standards

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple Deliverable Revenue Arrangements.”  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted.  Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).”  The adoption of EITF 00-21 did not have a significant impact on our accounting for multiple element arrangements.

In June 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  This Interpretation is applicable to the Company in the quarter ending October 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003.  This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics.  The adoption of the Interpretation did not to have a material impact on the Company’s financial statements.

3.              Business Combinations

On June 6, 2001, the Company completed the acquisition of Check Solutions Company, a New York general partnership (“Check Solutions”), for $110.2 million in cash, plus an additional $2.0 million of direct acquisition costs.  Check Solutions is a check and image processing software and installation business that services the payment-processing sector of the financial industry.  The operating results of Check Solutions are reported as part of the Business Segments and Revenue Concentration footnote in the Global Payments Technologies segment.  The Company funded the acquisition with $65.2 million in cash and funded the remaining $45.0 million from proceeds under the revolving credit agreement as described in Note 5.

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

Customer relationships with definite useful lives are amortized on a straight-lined basis, resulting in amortization expense of $350,000 for the three month periods ended October 31, 2003 and 2002, respectively, and $1.1 million for the nine month periods ended October 31, 2003 and 2002, respectively.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Customer Relationships
2004	$1,400
2005	1,400
2006	1,400
2007	1,400
2008	467

5.              Revolving Credit Agreement

On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions.  On July 31, 2003, the revolving credit was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of outstanding borrowings to July 31, 2006.  Borrowings under the credit agreement, as amended, currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  The interest coverage covenant was amended on July 31, 2003 to be more favorable to the Company.  Additionally, the payment of dividends is precluded except upon approval of the banks.  Substantially all of the Company’s assets collateralize the revolving credit agreement.  As of October 31, 2003, the Company is in compliance with the covenants of the revolving credit agreement, as amended.

At October 31, 2003, the Company had $12.5 million outstanding under the credit agreement.  At October 31, 2003, the interest rate on the debt was 4.375% on 50% of the outstanding borrowings and 4.50% on the remaining 50%.  Because the interest on the debt is variable, the carrying value approximates the fair value.  Interest expense, exclusive of the amortization of deferred loan costs, on the credit agreement was $166,000 and $496,000 for the three months ended October 31, 2003 and 2002, respectively, and $707,000 and $1.7 million for the nine months ended October 31, 2003 and October 31, 2002, respectively.

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

7.              Provision (Benefit) for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at October 31, 2003 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The net tax provision of $146,000 and $372,000 for the three and nine months ended October 31, 2003, respectively, consists of a provision for state and foreign taxes.  The effective tax rate varies from the federal statutory rate in 2003 primarily due to the expected utilization of net operating loss carryforwards.  The net tax provision of $392,000 for the three months ended October 31, 2002 consists of a provision for state and foreign taxes based on the estimated annual effective rate for the year ended January 31, 2002.  The net tax benefit of $666,000 for the nine months ended October 31, 2002 consists of a $1.9 million tax benefit generated by additional tax loss carrybacks available to the Company as a result of the Job Creation and Workers Assistance Act of 2002, offset by a $1.2 million provision for state and foreign taxes based on the estimated annual effective tax rate for the year ending January 31, 2002.  The estimated annual effective tax rate in 2002 was lower than the statutory federal and state rates as a result of the benefits from carryforward of net operating losses expected to be utilized.

8.              Incentive Compensation Plans

In 2002, the Company introduced two new incentive programs to employees.  The variable compensation plan awards employees based on quarterly Company operating results.  At October 31, 2003, substantially all employees are eligible to participate in the variable compensation plan.  The Company did not record any expense under this plan for the three months ended October 31, 2003 and October 31, 2002.  The Company did not record any expense under this plan for the nine months ended October 31, 2003 and recorded $1.5 million in the nine months ended October 31, 2002.

The incentive bonus plan awards employees based on the Company’s and the applicable business unit’s operating results.  Substantially, all employees are eligible to receive cash awards under the incentive bonus plan.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  The Company recorded expense under this plan of $509,000 in the three months ended October 31, 2003.  During the three months ended October 31, 2002, corporate operating results declined resulting in a reversal of approximately $881,000 of accrued incentive bonus expense.  The Company recorded expense under this plan of $1.6 million and $1.5 million in the nine months ended October 31, 2003 and 2002, respectively.

9.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002

Basic earnings per share:
Net income	$1,337	$989	$2,301	$18,597

Weighted average shares outstanding	23,812	23,544	23,635	23,081

Basic earnings per share	$0.06	$0.04	$0.10	$0.81

Diluted earnings per share:
Net income	$1,337	$989	$2,301	$18,597

Weighted average shares outstanding	23,812	23,544	23,635	23,081
Assumed conversion of employee stock options	833	363	185	593
Shares used in diluted earnings per share calculation	24,645	23,907	23,820	23,674

Diluted earnings per share	$0.05	$0.04	$0.10	$0.79

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

On May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division, Barbara I. Smith brought a shareholders’ derivative action pursuant to Rule 23.1, Fed.R.Civ.P, for the benefit of Nominal Defendant Carreker Corporation against certain of its current officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias and Terry L. Gage (Civil Action No. 303CV1211-D), seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles (“GAAP”), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty.  The plaintiff seeks redress (in the form of, among others, unspecified amounts of compensatory damages, interests and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.  On November 20, 2003 the parties to this action filed a joint motion with the Court requesting that the Court dismiss the action without prejudice.  This is a voluntary dismissal by the plaintiff and there is no compensation being given by or on behalf of the Company or the individual defendants.  The Court has ordered the plaintiffs to publish, no later than December 22, 2003, a notice of the parties' intent to voluntarily dismiss this action.

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

	Three Months ended October 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$6,151	$35	$210	$—	$6,396
Software license fees	646	6,380	—	—	7,026
Software maintenance fees	410	11,360	—	—	11,770
Software implementation fees	301	4,459	223	—	4,983
Out-of-pocket expense reimbursements	378	762	88	—	1,228
Intercompany revenue	—	(126)	126	—	—
Total revenues	$7,886	$22,870	$647	$—	$31,403

Income (loss) from operations before restructuring and other charges	$2,985	$5,794	$(971)	$(6,608)	$1,200

Restructuring and other charges	—	(540)	—	311	(229)
Income (loss) from operations	$2,985	$6,334	$(971)	$(6,919)	$1,429

	Three Months ended October 31, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$6,807	$1	$1,328	$—	$8,136
Software license fees	70	6,260	—	—	6,330
Software maintenance fees	228	11,396	—	—	11,624
Software implementation fees	118	6,267	204	—	6,589
Out-of-pocket expense reimbursements	378	652	468	—	1,498
Intercompany revenue	—	(139)	139	—	—
Total revenues	$7,601	$24,437	$2,139	$—	$34,177

Income (loss) from operations before restructuring and other charges	$3,333	$6,818	$(709)	$(7,647)	$1,795

Restructuring and other charges	—	—	—	—	—
Income (loss) from operations	$3,333	$6,818	$(709)	$(7,647)	$1,795

	Nine Months ended October 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$20,032	$164	$1,153	$—	$21,349
Software license fees	2,368	19,587	—	—	21,955
Software maintenance fees	879	33,885	—	—	34,764
Software implementation fees	722	13,220	443	—	14,385
Out-of-pocket expense reimbursements	1,242	1,748	377	—	3,367
Intercompany revenue	—	(165)	165	—	—
Total revenues	$25,243	$68,439	$2,138	$—	$95,820

Income (loss) from operations before restructuring and other charges	$10,412	$18,918	$(2,887)	$(22,038)	$4,405

Restructuring and other charges	—	(476)	293	1,416	1,233
Income (loss) from operations	$10,412	$19,394	$(3,180)	$(23,454)	$3,172

	Nine Months ended October 31, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$24,955	$243	$5,479	$—	$30,677
Software license fees	524	31,906	—	—	32,430
Software maintenance fees	429	32,952	—	—	33,381
Software implementation fees	1,394	17,731	356	—	19,481
Out-of-pocket expense reimbursements	1,570	2,315	1,471	—	5,356
Intercompany revenue	—	(419)	419	—	—
Total revenues	$28,872	$84,728	$7,725	$—	$121,325

Income (loss) from operations before restructuring and other charges	$13,258	$30,143	$(1,724)	$(22,082)	$19,595

Restructuring and other charges	—	—	—	—	—
Income (loss) from operations	$13,258	$30,143	$(1,724)	$(22,082)	$19,595

During the three months ended July 31, 2003, the Company formed Carretek LLC (Carretek), a 51% jointly owned company to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs.  As this outsourcing business is in the development phase and its operations immaterial, the financial results for the three and nine months ended October 31, 2003 are contained in the Corporate-Unallocated business segment in the tables above.

During the three months ended October 31, 2003, the Company and its partner funded Carretek with an aggregate amount of $200,000 from both partners.  $100,000 was in equity and another $100,000 in the form of a note payable.  The $49,000 of minority interest in equity and the $49,000 minority interest in the note payable are reflected as long-term liabilities in the accompanying condensed consolidated balance sheets.

Effective during the three months ended October 31, 2003, certain general and administrative functions such as accounting, human resources and office services classified within the Global Payments Technologies segment were consolidated with the traditional corporation functions and hence these costs were reclassified to the corporate unallocated segment, for all periods presented above.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002

Single customer	10.5%	13.5%	9.6%	10.1%
Top five customers	33.5%	34.6%	31.7%	35.3%

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customer were as follows (in thousands):

	Three Months Ended October 31, 2003		Three Months Ended October 31, 2002
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$24,293	81%	$27,479	84%
Europe	2,143	7	1,118	4
Australia	1,244	4	951	3
Canada	1,565	5	2,336	7
South Africa	679	2	750	2
Other	251	1	45	—
Total revenues	$30,175	100%	$32,679	100%

	Nine Months Ended October 31, 2003		Nine Months Ended October 31, 2002
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$74,828	81%	$95,946	83%
Europe	6,400	7	5,907	5
Australia	3,498	4	3,866	3
Canada	5,004	5	6,676	6
South Africa	2,218	2	3,409	3
Other	505	1	165	—
Total revenues	$92,453	100%	$115,969	100%

12.       Restructuring and Other Charges

The Company recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting (“GPC”) business segments.  During the quarterly period ended April 30, 2003, the Company recorded a charge of $139,000 relating to legal and professional fees relating to the Company’s restatement efforts and the legal actions described in Note 10.

The Company recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within both the Corporate and GPC business segments.  During the quarterly period ended July 31, 2003, the Company recorded a charge of $130,000 relating to legal fees relating to the legal actions described in Note 10.

As part of the Company’s settlement with one of the CheckFlow Suite customers, the customer agreed to pay the Company for the replacement product and installation.  These payments are recorded directly to this reserve and all future expenditures to install the replacement product will be charged against this reserve.  During the quarterly period ending July 31, 2003, $366,000 was received from this customer.

The Company recorded $170,000 in restructuring and other charges during the three month period ended October 31, 2003, principally associated with the separation of 3 employees, within the Corporate business segment.  During the quarterly period ended October 31, 2003, the Company recorded a charge of $141,000 relating to legal fees relating to the legal actions described in Note 10.

Additionally, during the three months ended October 31, 2003, the Company reversed $421,000 primarily related to the true-up of termination benefits as actual costs were lower than estimated amounts.  Additionally, $119,000 was reversed when estimated costs to close certain facilities were lower than our original estimates.  The effect of these revisions in estimates, net of tax, was $0.02 per share on a fully diluted basis.

The activity related to the accrued merger and restructuring costs reserve during the nine months ended October 31, 2003 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total

January 31, 2003 reserve balance	$953	$1,273	$124	$2,350

Additions to reserve balance:
Severance charges	545	—	—	545
Reduction to reserve balance:
Cash paid	(550)	(68)	—	(618)
April 30, 2003 reserve balance	948	1,205	124	2,277

Additions to reserve balance:
Severance charges	648	—	—	648
Cash received from customer	—	366	—	366
Reduction to reserve balance:
Cash paid	(563)	(60)	—	(623)
July 31, 2003 reserve balance	1,033	1,511	124	2,668

Additions to reserve balance:
Severance charges	170	—	—	170
Reduction to reserve balance:
Change in estimate	(421)	—	(119)	(540)
Cash paid	(395)	(57)	—	(452)
October 31, 2003 reserve balance	$387	$1,454	$5	$1,846

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business – Forward Looking Statements and Risk Factors” contained in our Form 10-K for the year ended January 31, 2003, as filed with the Securities and Exchange Commission (SEC).  Such risks include, without limitation, dependence on the banking industry, decline in check volumes, fluctuations in operating results, use of fixed-price or value-priced arrangements, lack of long-term agreements, ability to manage growth, dependence on key personnel, product liability, rapid technological change and dependence on new products, dependence on third-party providers and the Internet, new focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, indebtedness, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims and legal proceedings, dependence on third parties for technology licenses, liability claims, class action lawsuits, stock price fluctuations, continued NASDAQ listing, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill, capitalized software costs, acquired developed technology or intangible assets.  Finally, negative trends in our operating results could result in noncompliance of financial covenants related to our revolving credit agreement which could impair our liquidity.  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “risk factors” included in our SEC filings and elsewhere in this report.

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

We are organized into three primary operating divisions:  Global Payments Technologies (GPT), Revenue Enhancement (RevE) and Global Payments Consulting (GPC).  These divisions represent our three current reportable business segments.  See Note 11 of our Notes to Condensed Consolidated Unaudited Financial Statements.  During the three months ended July 31, 2003, we formed Carretek LLC (Carretek), a 51% jointly owned Company to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs.  As this outsourcing business is in the development phase, its operations and financial results are immaterial.

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

Specific solutions in the Global Payments Technologies group include:

Solution	Description	Products Offered

Fraud Mitigation	Automated fraud detection and prevention solutions that reduce incidents of check fraud, deposit fraud, check kiting, and electronic fraud. Scalable solutions are offered for community banks.	FraudLink On-Us, FraudLink Deposit, FraudLink Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink PC, CORE, FraudLink ACHeCK, eFraudLink.com, Fraud Solutions Consulting

Back Office Processing	Products that bring new efficiencies to back-office operations through leading-edge image, workflow, and RECO (character recognition) technologies.	Adjustments/Express, Exceptions/Express, Input/Express, Inbound Returns/Express, Image Bulk-File, All Transactions File and Fine Sort

Remittance Processing	Both host- and client/server-based platforms for improved productivity in processing retail and wholesale remittance transactions.	NeXGen Remittance

Conventional Check Capture	An extensive array of enhancement products that add flexibility and usability to IBM’s Check Processing Control System (CPCS) and the IBM 3890/XP series of Document Processors.	Conventional Capture Products, CPCS Enhancements Products, XP/Productivity Tools, Platform Emulation, NeXGen Settlement, NeXGen Balancing, LTA (Large Table Access)

Check Image Capture	Products and services related to the capture, storage and delivery of check images.	ALS & CIMS Products (MVS, AIX, Windows), NeXGen Image Processor, Image Enhancement Products, Reject Repair, RECO Technology, Image POD, Image Delivery Products, Delivery Express, Image Inspector

Check Image Archive Management

Comprehensive array of check image archive management products that may be tailored to a bank’s unique requirements based on their operational environments and volumes.  Carreker offers archive technology for both in-house solutions and shared outsource providers.

Check Image Archive-AIX, Check Image Archive-MVS, Check Image Archive Load

Other Check Image Applications	An array of solutions that address revenue enhancement, risk reduction, and expense reduction issues through the application of image, workflow and RECO technologies.	Image Statements, NeXGen Remittance, + CDRom Delivery, Input/Express, Express Capture, Payee Name Verification, Amount Encoding Verification,

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

Revenue Enhancement Solutions.  The Revenue Enhancement division includes two business units:  RevE and EnAct. RevE is a highly specialized division that provides consulting services focused on tactical methods of increasing banks’ fee income. The scope and depth of this practice has expanded throughout its 13 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

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

GPC has specialized advisory services focused on operational and infrastructure planning, implementation and measurements associated with the changing payment technology and delivery landscape.  Specific areas of focus and expertise are business infrastructure planning in image processing, float/available fund optimization, operational migration planning and fraud and risk management across all types of payments.  In addition, Carreker provides comprehensive advisory services around Check 21 readiness, business case assessments, and operational and business integration requirements for financial institutions.

Outsourcing.  Carretek is a jointly owned company with Majesco Software Inc., the US subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  Carretek enables financial institutions and their processors to realize the benefits of offshore-centric outsourcing (offshoring) of their business processes and IT services needs.  These benefits could include reduction in operating costs, improvements in productivity, and enhancement of quality.

Initially, Carretek is focused on offshoring payments-related business processes and IT services such as custom software development and application maintenance services.  Within this area of expertise, the Carretek offering includes a flexible array of offshore outsourcing services to financial institutions, which include: global sourcing strategy development (consulting, methodology, and tools) to help banks understand their offshoring opportunities and optimize their decisions in this regard; outsourcing of selected payment processes to India through a range of business models suited to each bank’s needs; and application development, maintenance and support.

Carretek draws on Carreker’s expertise in payments systems and associated business processes to help banks rationalize the business case for transitioning some of these processes to cost-efficient offshore locations and improving banks’ return on investments in payments technologies.  Carreker’s image-related technologies, already in place at many large U.S. banks, enable such transitioning and leverage the banks’ previous investment in these systems.

Results of Operations

For the periods indicated, the following table sets forth the percentage that selected items in the unaudited condensed consolidated statements of operations bear to total revenues.  The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002

Revenues:
Consulting fees	20.4%	23.8%	22.3%	25.3%
Software license fees	22.4	18.5	22.9	26.7
Software maintenance fees	37.5	34.0	36.3	27.5
Software implementation fees	15.8	19.3	15.0	16.1
Out-of-pocket expense reimbursements	3.9	4.4	3.5	4.4
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Consulting fees	15.7	16.5	15.8	16.2
Software license fees	6.5	5.5	5.9	4.6
Software maintenance fees	11.0	7.3	10.1	6.4
Software implementation fees	14.0	13.6	14.9	11.9
Out-of-pocket expenses	3.6	4.6	3.6	4.8
Total cost of revenues	50.8	47.5	50.3	43.9

Gross profit	49.2	52.5	49.7	56.1

Operating costs and expenses:
Selling, general and administrative	38.7	36.8	38.5	31.3
Research and development	5.5	9.4	5.5	7.7
Amortization of intangible assets	1.1	1.0	1.1	0.9
Restructuring and other charges	(0.7)	—	1.3	—
Total operating costs and expenses	44.6	47.2	46.4	39.9

Income from operations	4.6	5.3	3.3	16.2
Other income (expense), net	0.1	(1.2)	(0.5)	(1.4)

Income before provision (benefit) for income taxes	4.7	4.1	2.8	14.8
Provision (benefit) for income taxes	0.4	1.2	0.4	(0.5)

Net income	4.3%	2.9%	2.4%	15.3%

For the periods indicated, the following table sets forth the selected items comprising cost of revenues as a percentage of the revenues generated by that category of our operations.  The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002

Cost of revenues:
Consulting fees	77.2%	69.4%	71.2%	64.0%
Software license fees	29.0	29.5	25.8	17.3
Software maintenance fees	29.4	21.4	27.7	23.2
Software implementation fees	88.6	70.6	99.2	74.3
Out-of-pocket expenses	91.4	105.6	101.4	109.4

Revenues:  Our total revenues decreased by $2.8 million, or 8.1%, to $31.4 million for the three months ended October 31, 2003, from $34.2 million for the three months ended October 31, 2002, and by $25.5 million, or 21.0%, to $95.8 million for the nine months ended October 31, 2003, from $121.3 million for the nine months ended October 31, 2002.  The decrease in total revenue for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002, was a result of declines in consulting fees and software implementation fees, which were partially offset by an increase in software maintenance fees and software license fees.  The decrease in total revenue for the nine months ended October 31, 2003, compared to the nine months ended October 31, 2002, was a result of declines in consulting fees, software license fees and software implementation fees, which were partially offset by an increase in software maintenance.  Each of these components of revenue is described in more detail below.

Consulting Fees:  Revenues from consulting fees decreased by $1.7 million, or 21.4%, to $6.4 million for the three months ended October 31, 2003, from $8.1 million for the three months ended October 31, 2002.  Consulting fees decreased by $9.4 million, or 30.4%, to $21.3 million for the nine months ended October 31, 2003, from $30.7 million for the nine months ended October 31, 2002.  Consulting fees are primarily derived from Revenue Enhancement’s value-priced engagements and from Global Payments Consulting business segments consulting solutions.  Consulting revenue from Revenue Enhancement decreased $600,000, or 9.6%, to $6.2 million for the three months ended October 31, 2003, from $6.8 million for the three months ended October 31, 2002.  Consulting revenue from Revenue Enhancement decreased $5.0 million, or 19.7%, to $20.0 million for the nine months ended October 31, 2003, from $25.0 million for the nine months ended October 31, 2002.  We are facing strong competition and downward pricing pressure and our revenue realization timelines have continued to be extended within Revenue Enhancement.  Additionally, we have seen our Revenue Enhancement consulting fees derived from our international customer base decline $1.0 million for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002, and $3.8 million for the nine months ended October 31, 2003, as compared to the nine months ended October 31, 2002.  Global Payments Consulting revenue decreased $1.1 million, or 84.2% to $200,000 for the three months ended October 31, 2003, from $1.3 million for the three months ended October 31, 2002.  Global Payments Consulting revenue decreased $4.3 million, or 79.0%, to $1.2 million for the nine months ended October 31, 2003, from $5.5 million for the nine months ended October 31, 2002.  Traditionally, the Global Payments Consulting business segment generated IT consulting revenues particularly when a financial institution customer was merging or consolidating.  With the reduction in the number and size of these mergers, we are transitioning this business segment to address enterprise-wide payment strategies and image enabling planning and integration.  Although we believe the recently enacted Check 21 legislation will increase the speed of this transition, we continue to be cautious about the prospects for this business segment as the transition takes place.

Software License Fees:  Revenues from software license fees increased $700,000, or 11.0%, to $7.0 million for the three months ended October 31, 2003 from $6.3 million for the three months ended October 31, 2002.  Revenues from software license fees decreased $10.4 million, or 32.3%, to $22.0 million for the nine months ended October 31, 2003 from $32.4 million for the nine months ended October 31, 2002.  The majority of our software license arrangements are sold with implementation services that are essential to the functionality of the software.  In these cases, software license fees are recognized as the essential services are performed.  The increase in software license fees for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002, was primarily attributable to increased licensing of the EnAct software and proprietary sales management methodology especially to our international customers.  However, we have continued to experience delayed customer purchasing decisions as customer technology budgets remained tight.  In addition, our customers are in a period of transition as the form of payments transfer from traditional paper checks to electronic forms of payments.  The difficulty in predicting the timing, form and sequence of this transition may be causing our customers to delay buying decisions.  This general market weakness became particularly visible beginning in the latter half of fiscal 2002.  These conditions, along with intense competition contributed to the lower software revenue in the nine month period ended October 31, 2003.  In the nine months ended October 31, 2002, software license fees were higher due to sales of our Check Image Archive software to a provider of image archive services to financial institutions.  This software required no implementation services and the associated revenue was recognized immediately, resulting in revenues of $7.5 million for the nine months ended October 31, 2002.

Software Maintenance Fees:  Revenues from software maintenance fees increased $200,000, or 1.3%, to $11.8 million for the three months ended October 31, 2003, from $11.6 million for the three months ended October 31, 2002.  Software maintenance fees have increased by $1.4 million, or 4.1%, to $34.8 million for the nine months ended October 31, 2003 from $33.4 million for the nine months ended October 31, 2002.  Software maintenance fees represent annually renewable product and telephone support for our software customers.  The annual maintenance fee generally is paid to us at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract.  We defer revenue recognition on maintenance fees until cash is collected.  However, because we normally continue to provide maintenance services while awaiting payment from customers, when the payment is received, revenue is recognized for the period that revenue was previously deferred.  This can cause quarter-to-quarter fluctuations.  The increase in both the three and nine months ended October 31, 2003, as compared to the previous year was the result of new maintenance contracts along with normal maintenance price increases.

Software Implementation Fees:  Revenues from software implementation fees decreased $1.6 million, or 24.4%, to $5.0 million for the three months ended October 31, 2003, from $6.6 million for the three months ended October 31, 2002.  Revenues from software implementation fees decreased by $5.1 million, or 26.2%, to $14.4 million for the nine months ended October 31, 2003, from $19.5 million for the nine months ended October 31, 2002.  The decline in software implementation fee revenue for the three and nine months ended October 31, 2003, as compared to the three and nine months ended October 31, 2002, can be primarily attributed to declines in software license fees within our Global Payments Technologies business segment of approximately 38.6% for the nine months ended October 31, 2003.

Out-of-Pocket Expense Reimbursements:  Revenues from out-of-pocket expense reimbursements decreased $300,000, or 18.0%, to $1.2 million for the three months ended October 31, 2003, from $1.5 million for the three months ended October 31, 2002.  Revenue from out-of-pocket expense reimbursements decreased $2.0 million, or 37.1%, to $3.4 million for the nine months ended October 31, 2003 from $5.4 million for the nine months ended October 31, 2002.  Decreases in these reimbursements are primarily the result of a general decline within all of our business segments, especially in our Global Payments Consulting business segment.  Engagements in this segment usually require our employees to be at the customer location for extended periods of time.

Cost of Revenues:  Our total cost of revenues was $16.0 million, or 50.8%, of total revenue for the three months ended October 31, 2003, and was $16.2 million, or 47.5% of total revenue for the three months ended October 31, 2002.  Our total cost of revenues was $48.2 million, or 50.3%, of total revenue for the nine months ended October 31, 2003, and was $53.3 million, or 43.9%, of total revenue for the nine months ended October 31, 2002.  In absolute dollars the decrease in the cost of revenues for both the three and nine months ended October 31, 2003, compared to the three and nine months ended October 31, 2002, is the direct result of lower costs of consulting, especially within our Global Payments Consulting business segment.  These cost reductions were the result of headcount reductions within this business segment.  In addition, with the decline in consulting engagements and software implementations, out-of-pocket expenses from air travel and lodging have also declined.  The decreases in cost of revenues was offset by increased costs of software maintenance.  This increase is the result of a concentration of projects classified as cost of software maintenance as opposed to research and development.  The increase in these costs as a percentage of total revenue is a result of the 8.1% decline in total revenues and a 1.6% decline in these costs during the three months ended October 31, 2003, as compared to the three months ended October 31, 2002, and a 21.0% decline in total revenues and a 9.6% decline in these costs for the nine months ended October 31, 2003, as compared to the nine months ended October 31, 2002.

Cost of Consulting:  Our cost of consulting was $4.9 million, or 77.2% of consulting fees for the three months ended October 31, 2003, and was $5.7 million, or 69.4%, of consulting fees for the three months ended October 31, 2002.  Our cost of consulting was $15.2 million, or 71.2%, of consulting fees for the nine months ended October 31, 2003 and was $19.6 million, or 64.0%, of consulting fees for the nine months ended October 31, 2002.  Cost of consulting decreased in absolute dollars due primarily to reduced personnel-related and contract labor costs through cost reduction and restructuring efforts completed during fiscal 2002, particularly within the Global Payments Consulting business segment.  The costs of consulting within Global Payments Consulting declined $1.2 million, or 50.3%, to $1.2 million for the three months ended October 31, 2003, from $2.4 million for the three months ended October 31, 2002.  The costs of consulting within Global Payments Consulting declined $3.9 million, or 48.6%, to $4.0 million for the nine months ended October 31, 2003, from $7.9 million for the nine months ended October 31, 2002.  The majority of our consulting fee revenue is driven by value-priced engagements within our Revenue Enhancement business segment that fluctuate significantly from period-to-period; as a result, our consulting costs as a percentage of revenue will also fluctuate based on the amount of value-priced revenue recognized.

Cost of Software Licenses:  Our cost of software licenses was $2.0 million, or 29.0%, of software license fees for the three months ended October 31, 2003, and $1.9 million, or 29.5%, of software license fees for the three months ended October 31, 2002.  Our cost of software licenses was $5.7 million, or 25.8%, of software license fees for the nine months ended October 31, 2003 and $5.6 million, or 17.3%, of software license fees for the nine months ended October 31, 2002.  Cost of software licenses consist principally of amortization of capitalized software costs, amortization of acquired developed technology and royalties payable to third parties.  Despite the fixed nature of approximately $1.3 million per quarter of amortization of capitalized software costs, costs of acquired developed technology and costs of software licenses as a percentage of software license fees will fluctuate based on the level of software license fee revenue recognized.  Additionally, in connection with software license agreements entered into with certain banks and purchase agreements with vendors under which our acquired software technology is used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we record royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 30% of the associated revenue.  Approximately $718,000 and $384,000 of royalty expense was recorded under these agreements for the three months ended October 31, 2003 and 2002, respectively, and $1.7 million and $1.8 million for the nine months ended October 31, 2003 and 2002, respectively.

Cost of Software Maintenance:  Our cost of software maintenance was $3.5 million, or 29.4%, of software maintenance fees for the three months ended October 31, 2003, and $2.5 million, or 21.4%, of software maintenance fees for the three months ended October 31, 2002.  Our cost of software maintenance was $9.6 million, or 27.7%, of software maintenance fees for the nine months ended October 31, 2003, and $7.7 million, or 23.2%, of software maintenance fees for the nine months ended October 31, 2002.  In absolute dollars, the costs of software maintenance have increased in both the three and nine months ended October 31, 2003, as compared to the three and nine months ended October 31, 2002, as a result of traditional Research and Development employees working on projects classified as maintenance.  These maintenance costs generally consist of telephone support, product defect support and other enhancements to our existing products which are not significant enough to extend the product’s life cycle, or substantially increase its marketability.  Because our maintenance revenue is not recognized until the cash is collected, maintenance revenue can fluctuate from period-to-period and as a result our cost of software maintenance as a percentage of related maintenance revenue will also fluctuate.

Cost of Software Implementation:  Our cost of software implementation was $4.4 million, or 88.6%, of software implementation fees for the three months ended October 31, 2003 and $4.7 million, or 70.6%, of software implementation fees for the three months ended October 31, 2002.  Our cost of software implementation was $14.3 million, or 99.2%, of software implementation fees for the nine months ended October 31, 2003 and $14.5 million, or 74.3%, of software implementation fees for the nine months ended October 31, 2002.  In absolute dollars, the costs of software implementation have remained relatively flat in the three and nine months ended October 31, 2003, as compared to the three and nine months ended October 31, 2002.  The increase of our costs of software implementation, as a percentage of the related software implementation revenue, was the result of declines in new software licensed within our Global Payments Technologies business segment, compounded by a deferral of $768,000 of software implementation revenue during the nine months ended October 31, 2003, on a project when it was concluded that collection was not considered probable.  Any future recoveries related to this contract will be recognized only when the cash is received.

Cost of Out-of-Pocket Expense Reimbursements:  Our cost of out-of-pocket expense reimbursements was $1.1 million, or 91.4% of related revenues for the three months ended October 31, 2003, and was $1.6 million, or 105.6% of related revenues for the three months ended October 31, 2002.  Our cost of out-of-pocket expense reimbursements was $3.4 million, or 101.4% of related revenues for the nine months ended October 31, 2003, and was $5.9 million, or 109.4% of related revenues for the nine months ended October 31, 2002.  Costs of out-of-pocket expense reimbursements have generally declined, along with reduced engagements, within our Global Payments Consulting business segment.  This segment has historically had engagements which required extended stays at customer locations.  Subject to timing differences, the substantial majority of these expenses are billed to customers and recorded as Out-of-Pocket Expense Reimbursements revenue.  Gross margins will fluctuate due to contractual terms, such as the timing of billing for the out-of-pocket expenses and limitations or caps in the amount of expense that can be billed to the customer.

Selling, General and Administrative:  Our selling, general and administrative expenses were $12.2 million, or 38.7%, of total revenue for the three months ended October 31, 2003, and $12.6 million, or 36.8%, of total revenue for the three months ended October 31, 2002.  Our selling, general and administrative expenses were $36.9 million, or 38.5%, of total revenue for the nine months ended October 31, 2003, and $38.0 million, or 31.3%, of total revenue for the nine months ended October 31, 2002.  Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management.  Additionally, the provision for doubtful accounts, as well as fees for professional services, directors and officers’ insurance and other related costs are classified within selling, general and administrative expense.  In absolute dollars, selling, general and administrative costs have decreased for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002, primarily due to decreased health insurance claims.  These costs have decreased for the nine months ended October 31, 2003, as compared to the nine months ended October 31, 2002, as a result of decreases in certain personnel costs, along with decreased health insurance costs.  The increase in these costs as a percent of total revenue is the result of a 8.1% decline in total revenue for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002 and a 21.0% decline in total revenue for the nine months ended October 31, 2003, as compared to the nine months ended October 31, 2002.  We have reduced certain selling, general and administrative expenses during fiscal 2003, however, we have largely redeployed a portion of these funds in targeted areas to provide a foundation for future growth.  In addition, certain expenses such as directors and officers insurance have increased.  The absolute amount of selling, general and administrative expenses is not expected to decline significantly for the balance of fiscal 2003.

Research and Development:  Research and development costs were $1.7 million, or 5.5%, of total revenue for the three months ended October 31, 2003, and $3.2 million, or 9.4%, of total revenue for the three months ended October 31, 2002.  Our research and development costs were $5.3 million, or 5.5%, of total revenue for the nine months ended October 31, 2003, and $9.4 million, or 7.7%, of total revenue for the nine months ended October 31, 2002.  Research and development costs have decreased for the three months ended October 31, 2003, as compared to October 31, 2002, as a result of a concentration of projects classified as cost of software maintenance.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the products life cycle and/or substantially increase its marketability.  We have continued to invest in our solutions, in support of revenue growth and quality enhancements, and we expect Research and Development spending activities to increase for the balance of fiscal 2003 and into fiscal 2004 as we invest in technologies to meet our customers’ needs for shifting from paper-based payments to electronic payments.  In the three months ended October 31, 2003, we capitalized software costs of $204,000 related to the development of software for sending and receiving check images.  We expect the capitalization of software costs to increase in the future.

Amortization of Intangible Assets:  Our amortization of intangibles was $350,000, or 1.1%, of total revenue for the three months ended October 31, 2003, and $350,000, or 1.0%, of total revenue for the three months ended October 31, 2002.  Our amortization of intangibles was $1.1 million, or 1.1%, of total revenue for the nine months ended October 31, 2003, and $1.1 million, or 0.9%, of total revenue for the nine months ended October 31, 2002.  The expense for the three months ended October 31, 2003 and 2002 is a result of the recognition of amortization expense for a customer relationship intangible asset acquired in the Check Solutions acquisition.

Restructuring and other charges:  We recorded $311,000 of restructuring and other charges during the three month period ended October 31, 2003, and $1.4 million during the nine months ended October 31, 2003.  These charges consist principally of severance for terminated employees.  In the three months ended October 31, 2003, we reversed $421,000 primarily related to the true-up of termination benefits as actual costs were lower than estimated amounts.  Additionally, $119,000 was reversed when estimated costs to close certain facilities were lower than our original estimates.  The effect of these revisions in estimates, net of tax, was $0.02 per share on a fully diluted basis for the three months ended October 31, 2003.

The activity related to the accrued merger and restructuring costs reserve during our three and nine month period ended October 31, 2003 is as follows (in thousands):

	Workforce Reductions	Charges Relating to CheckFlow Suite	Facility Closures	Total

January 31, 2003 reserve balance	$953	$1,273	$124	$2,350

Additions to reserve balance:
Severance charges	545	—	—	545
Reduction to reserve balance:
Cash paid	(550)	(68)	—	(618)
April 30, 2003 reserve balance	948	1,205	124	2,277

Additions to reserve balance:
Severance charges	648	—	—	648
Cash received from customer	—	366	—	366
Reduction to reserve balance:
Cash paid	(563)	(60)	—	(623)
July 31, 2003 reserve balance	1,033	1,511	124	2,668

Additions to reserve balance:
Severance charges	170	—	—	170
Reduction to reserve balance:
Change in estimate	(421)	—	(119)	(540)
Cash paid	(395)	(57)	—	(452)
October 31, 2003 reserve balance	$387	$1,454	$5	$1,846

We also recorded $141,000 and $410,000 of legal and professional fees relating to our restatement effort and associated legal actions during the three and nine months ended October 31, 2003.

Interest Income:  Interest income was $69,000 for the three months ended October 31, 2003, compared to $138,000 for the three months ended October 31, 2002.  Interest income decreased $108,000 to $223,000 for the nine months ended October 31, 2003, from $331,000 for the nine months ended October 31, 2002.  The level of interest income is determined by the available funds for investment and by the effective interest rates earned.  If lower interest rates persist, we expect interest income to continue to be minimal during fiscal 2003.

Interest Expense:  Interest expense decreased $371,000 to $234,000 for the three months ended October 31, 2003, from $605,000 for the three months ended October 31, 2002.  Interest expense decreased $1.1 million to $1.0 million for the nine months ended October 31, 2003, from $2.1 million for the nine months ended October 31, 2002.  Interest expense decreased on both a three and nine month basis due to a decreased amount of borrowings outstanding under the revolving credit agreement and decreased interest rates.

Provision (Benefit) for Income Taxes:  The Company has established a valuation allowance to reserve its net deferred tax assets at October 31, 2003 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.  The net tax provision of $146,000 and $372,000 for the three and nine months ended October 31, 2003, respectively, consists of a provision for state and foreign taxes.  The effective tax rate varied from the federal statutory rate in 2003 primarily due to the expected utilization of net operating loss carryforwards.  The net tax provision of $392,000 for the three months ended October 31, 2002 consists of a provision for state and foreign taxes based on the estimated annual effective rate for the year ended January 31, 2003.  The net tax benefit of $666,000 for the nine months ended October 31, 2002 consists of a $1.9 million tax benefit generated by additional tax loss carrybacks available to the Company as a result of the Job Creation and Workers Assistance Act of 2002, offset by a $1.2 million provision for state and foreign taxes based on the estimated annual effective tax rate for the year ending January 31, 2003.  The estimated annual effective tax rate in fiscal 2002 was lower than the statutory federal and state rates as a result of the benefits from carryforward of net operating losses expected to be utilized.

Liquidity and Capital Resources

At October 31, 2003, we had working capital of $11.7 million compared with $17.4 million at January 31, 2003.  We had $21.2 million in cash and cash equivalents at October 31, 2003, a decrease of $5.8 million from $27.0 million in cash and cash equivalents at January 31, 2003.  At October 31, 2003, we had $12.5 million of long-term debt compared to $25.0 million at January 31, 2003.  The decrease in working capital is primarily a result of the payments made on the long-term debt during the nine months ended October 31, 2003.

During the three months ended October 31, 2003, we used $4.8 million of cash from operating activities, as compared to generating $163,000 during the three months ended October 31, 2002.  During the nine months ended October 31, 2003, we generated $9.2 million of cash from operating activities, as compared to generating $7.8 million during the nine months ended October 31, 2002.  The decrease in cash generated from operating activities during the three month period ended October 31, 2003, as compared to the three months ended October 31, 2002, is primarily the result of the receipt of approximately $7.0 million Federal income tax refund during the three months ended October 31, 2002.  The increase in the cash generated from operating activities during the nine months ended October 31, 2003, as compared to the nine months ended October 31, 2002, is primarily the result of payments for accrued merger and restructuring charges and accrued compensation benefits paid to certain former and current employees of Check Solutions during the nine months ended October 31, 2002 which were accrued at the purchase date.

The timing of cash collections can cause fluctuations from quarter-to-quarter in our cash generated from operating activities.  Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement and receivables for expense reimbursements.  The following table contains the quarterly days sales outstanding (DSO):

Quarter ended	DSO
October 31, 2003	56
July 31, 2003	43
April 30, 2003	51
January 31, 2003	72
October 31, 2002	97

From an investing perspective, we used $2.0 million and $1.6 million during the three months ended October 31, 2003 and 2002, respectively.  Cash used in investing activities was $2.6 million and $3.5 million during the nine months ended October 31, 2003 and 2002, respectively.  These uses of cash are comprised of purchases of property and equipment, acquired developed technology and capitalized software development.  We expect increases in the amount of capitalized software development during the balance of fiscal 2003 and for at least the first half of fiscal 2004.

From a financing perspective, we generated $482,000 during the three months ended October 31, 2003, as compared to using $7.0 million during the period ended October 31, 2002.  Cash used in financing activities for the nine months ended October 31, 2003 was $12.5 million, and the cash provided by financing activities was $4.4 million during the nine months ended October 31, 2002.  The cash generated during the three months ended October 31, 2003 was primarily from the proceeds from the exercise of stock options.  The cash used during the three months ended October 31, 2002 is primarily due to $7.0 million of payments on our revolving credit agreement.  The cash used during the nine months ended October 31, 2003 was primarily due to $12.5 million of payments on our revolving credit agreement.  The cash used during the nine months ended October 31, 2002 consisted primarily of $16.0 million of payments on our revolving credit agreement offset by the $9.3 million of net proceeds received from the sale of 1,282,214 shares of common stock to a group of institutional investors in a private transaction, and the $2.3 million of proceeds from the exercises of stock options.

On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions.  On July 31, 2003, the revolving credit was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of outstanding borrowings to July 31, 2006.  As of the date of the extension, the outstanding balance was $12.5 million.  Borrowings under the credit agreement, as amended, currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  The interest coverage covenant was amended on July 31, 2003 to be more favorable to the Company.  Additionally, the payment of dividends is precluded except upon the approval of the banks.  Substantially all of our assets collateralize the revolving credit agreement.  As of October 31, 2003, we are in compliance with the covenants of the revolving credit agreement, as amended.

At October 31, 2003, we had $12.5 million outstanding under the credit agreement.  At October 31, 2003, the interest rate on the debt was 4.375% on 50% of the outstanding borrowings and 4.500% on the remaining 50%.  Because the interest on the debt is variable, the carrying value approximates the fair value.  Interest expense, exclusive of the amortization of deferred loan costs, on the credit agreement was $166,000 and $496,000 for the three months ended October 31, 2003 and 2002, respectively, and $707,000 and $1.7 million for the nine months ended October 31, 2003 and October 31, 2002, respectively.

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

The following summarizes our contractual obligations at October 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Payments Due by Period
	Total	1 Year or Less	Years 2-3	After 3 Years
Revolving credit agreement	$12,500	$—	$12,500	$—
Operating leases	18,298	3,829	6,627	7,842
	$30,798	$3,829	$19,127	$7,842

Critical Accounting Policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use certain estimates and assumptions that affect the reported amounts and related disclosures and our estimates may vary from actual results.  We consider the following seven accounting policies the most important to the portrayal of our financial condition and those that require the most subjective judgment.  Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

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

Consulting Fees.  We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are generally paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues on a percentage-of-completion basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract.  Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses.  Anticipated losses on fixed-priced contracts are recognized when estimable.  Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us.  We must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the bank will purchase the solution.  Costs associated with these value-pricing contracts are expensed as incurred.  These contracts typically include payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, we may on occasion, offer payment terms which extend beyond 12 months.  When we enter into an agreement that has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement is entered into, revenue under the arrangement will be recognized as payments become due and payable.  When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

Although substantially all of our current software licenses provide for a fixed-price license fee, some licenses provide for the customer to pay a monthly license fee based on the actual use of the software product.  The level of license fees earned by us under this arrangement will vary based on the actual amount of use by the customer.  Revenue under these arrangements is recognized on a monthly basis as the usage becomes determinable.

Software Maintenance Fees.  In connection with our sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services, which typically are renewed annually. We charge an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to us at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer.  We normally continue to provide maintenance service while awaiting payment from customers.  When the payment is received, revenue is recognized for the period that revenue was previously deferred.  This may result in volatility in software maintenance revenue from period-to-period.

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

Royalties

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to its customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20%-30% of the associated revenues.  Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying consolidated statement of operations.

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

Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.  We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142.  The initial impairment analysis did not result in any write-down of capitalized costs.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment.  We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated.  If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.  During the period ended January 31, 2003, events and circumstances caused us to revaluate goodwill resulting in an impairment charge of $46.0 million.  Goodwill at October 31, 2003 totaled $21.2 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

Restructuring and Other Charges

During fiscal year 2001, we recorded significant reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings.  Additional reserves were recorded during the three and nine months ended October 31, 2003 and 2002.  These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions.  In the three months ended October 31, 2003, we recorded $311,000 in restructuring and other charges related principally to severance and legal fees.  In the three months ended October 31, 2003, we revised our estimates related to severance benefits and facility closures and reduced our reserve by $540,000.  Although we do not anticipate any additional significant changes, the actual costs may differ from these estimates.

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

Recently Issued Accounting Standards

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple Deliverable Revenue Arrangements.”  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted.  Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).”  The adoption of EITF 00-21 did not have a significant impact on our accounting for multiple element arrangements.

In June 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  This Interpretation is applicable to the Company in the quarter ending October 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003.  This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics.  The adoption of the Interpretation did not have a material impact on the Company’s financial statements.

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

Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  At October 31, 2003, we did not hold any fixed-rate investments.

We currently have $12.5 million outstanding under our revolving credit agreement at October 31, 2003.  As described in Note 5 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate is variable.  At October 31, 2003, the interest rate on the debt was 4.375% on 50% of the outstanding borrowings and 4.500% on the remaining 50%.

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

An insignificant portion of our accounts receivable balance at October 31, 2003 was denominated in a foreign currency.  Our exposure to adverse movements to foreign exchange rates is not significant.  Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating foreign currency exchange rates within our customer contracts.  Historically, foreign currency gains and losses have not had a significant impact on our results of operations or financial position.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures.  As of October 31, 2003, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART II:   OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Except as noted below, the information contained under Part II, Item 1 (Legal Proceedings) in our Form 10-Q for the period ended April 30, 2003 is herby incorporated by reference.

Barbara I. Smith, Derivatively on behalf of Nominal Defendant Carreker Corporation v. John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage and Carreker Corporation, Nominal Defendant  In the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 303CV1211-D

On November 20, 2003 the parties to this action filed a joint motion with the Court requesting that the Court dismiss the action without prejudice.  This is a voluntary dismissal by the plaintiff and there is no compensation being given by or on behalf of the Company or the individual defendants.  The Court has ordered the plaintiffs to publish, no later than December 22, 2003, a notice of the parties' intent to voluntarily dismiss this action.

ITEM 2.                             CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Number	Exhibit Description

10.1	Employment Agreement dated October 6, 2003 between the Company and Lisa Peterson

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarterly period ended October 31, 2003:

(i)                                     A current report on Form 8-K dated September 10, 2003 was filed with Securities and Exchange Commission furnishing certain disclosure under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	December 11, 2003
John D. Carreker, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	December 11, 2003
Lisa K. Peterson
Chief Financial Officer