Form 10-K
period 2004-01-31
CARREKER CORP
filed 2004-04-08
CIK 1057709

Use these links to rapidly review the document
Index
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
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

        The aggregate market value on July 31, 2003 of the voting and non-voting common equity held by non-affiliates of the registrant was $90,814,473.

        Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of March 31, 2004: 24,371,572

DOCUMENTS INCORPORATED BY REFERENCE

        Selected portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CARREKER CORPORATION

PART I

Item 1. Business.

        Unless the context otherwise requires, the term "we," "us," "our," "Company," "Carreker," or "Carreker Corporation" when used in this Form 10-K ("Report") and in the Annual Report to the Stockholders refers to Carreker Corporation, a Delaware corporation organized in 1998, and its consolidated subsidiaries and predecessors. Our Internet Website address is www.Carreker.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet Website under "Investor Relations (IR)—SEC Filings" as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our Internet Website does not constitute a part of this Report. This Report contains some forward-looking statements within the meaning of the federal securities laws. When used in this Report, the words "expects," "plans," "believes," "anticipating," "estimates," and similar expressions are intended to identify forward looking statements. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward looking statements due to a number of factors, including without limitation those set forth under "Forward Looking Statements and Risk Factors" below.

Our Business Focus

        For the last 25 years Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers. Our products and services traverse a broad spectrum of payment activities and are designed to help our customers set winning strategies in their payments businesses; improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and/or improve the alignment of product offerings with our customer needs, hence maximizing their customer income streams.

        We believe the breadth of our product and service offerings, our proven expertise in the business of payments for financial institutions and our relationship approach to client management combine to provide us with a competitive advantage. We have proven expertise in critical core competences of the payments businesses, including business strategy, competitive analysis, operations, financial analysis, software development, project/program management, risk management and control, which are critical to defining and delivering current and next-generation solutions.

        We are organized into three primary operating divisions: Global Payments Technologies ("GPT"), Revenue Enhancement ("RevE") and Global Payments Consulting ("GPC"). These operating divisions are structured to provide discreet, yet synergistic avenues through which we can bring value to our customers. These three divisions bring together the capabilities essential to providing the innovation and delivery engines for our products and services.

        Global Payments Technologies.    This division is responsible for design, development, sales, and support of our technology solutions. This division is comprised of more than 125 software products and solutions, which encompass the following lines of business:

  •
  Capture, Exchange and Archive Solutions

  •
  Risk Solutions

  •
  Cash and Cash Logistics Solutions

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

        Global Payments Consulting.    The objective of this professional services division is to provide our clients with "applied thought leadership" related to the business of payments. In fiscal 2001/2002, coming off of the bubble of Y2K consulting efforts and the completion of the last wave of financial institution integrations consummated in the late 90's, we commenced an effort to transition our consulting business from a Y2K and staff supplement focus to a "thought leadership in payments" focus. This transition continued in fiscal 2003. The objectives of GPC are three fold:

  •
  Provide the industry and our company a solid understanding of payments and financial institution trends and implications... thereby improving our vision of the future and that of our customers

  •
  Conduct profitable, high-value advisory work for our customers in payments, thereby positioning us as a trusted partner that our customers look to for advice, not just software solutions

  •
  Provide access to and relationships with the highest executive level positions in our customers, thereby fostering our overall business relationships with our customers

        Our services for GPC are designed around the needs of our clients to set strategies, develop operating plans and execute these strategies and plans in the business of payments. These services range from strategy to implementation support.

        Revenue in the GPC division is primarily derived through the delivery of consulting services offered on a time and materials basis to our clients, along with the license fees, maintenance fees and services fees associated with our Float practice.

Our Market

        The market for our solutions are the largest financial institutions in the US, Canada, Australia, Latin America, South Africa, Europe, and the United Kingdom. Today we serve all of the top 20 and 75 of the next largest 100 commercial banks in the United States. While the majority of our business continues to come from U.S. Banks maintaining assets in excess of $5.0 billion, we consider other geographic regions and customer segments to be important elements of our market opportunity. We also serve the 6 largest financial institutions in Canada, the 4 largest financial institutions in the UK, the 2 largest financial institutions in Ireland, the 5 largest financial institutions in Australia and 3 of the 4 largest financial institutions in South Africa.

        With a presence in Toronto, London, Johannesburg and Sydney, we have been able to leverage additional revenues from our existing product and service offerings as well as launch new offerings. We are pursuing new international markets by working to define and deliver additional technology and service offerings that will be more directly targeted to the large financial institutions in these countries.

        Additionally, our market includes key non-bank payment processing companies serving financial institutions. Non-bank payment service providers comprise a substantial market opportunity for our business, as well. We now have volume-sensitive licensing agreements for various Carreker solutions in place with providers in the United States, United Kingdom, Australia and Canada through which we seek to participate in the business success of those providers. We have specifically assigned sales resources to engage and support such providers.

        We focus on the business of payments for financial institutions and third party processors. The payments line of business is critical to the success of our clients. The global payments industry, while defined and measured differently by various analysts, represents a substantial market space. Boston Consulting Group (BCG) estimates that in 2002 payments revenues were $176 billion for banks in the U.S. and $254 billion worldwide. It forecasts that the worldwide market will experience approximately a 30% increase to $332 billion by the year 2010. Payments-related revenue for non-bank, third party processors in 2002 was an estimated $119 billion in the United States. Carreker estimates that for a typical top-50 U.S. bank, payments revenues—as defined by BCG—comprised 35-40% of their total operating revenue in 2002.

        Our customers invest significantly in the payments space. Tower Group estimates that global technology expenditures on payments infrastructure in 2002 were approximately $12 billion, and they expect this number to grow for the next three years at a rate of 5.3% annually.

        One component of the payments market is fraud solutions. Our fraud solutions target an area of direct financial losses to banks, which we estimate to be more than $1 billion (total deposit account fraud losses) in the United States in 2002. There is an increasing payment fraud and money laundering regulatory focus in the U.S and internationally, in which we estimate the 2002 worldwide expenditures of $240 million for transaction monitoring and anti-money laundering software solutions will grow at a rate of 15% annually through 2005.

        Significant new regulatory, competitive, technological, human capital and behavioral forces are acting on the payments industry now in ways that seem likely to impact virtually all participants in this market space, and are as follows:

        Regulatory Change.    There are a number of legislative and regulatory changes impacting the form, structure, process and controls around paper, electronic and currency-based financial payments. We believe financial institutions around the world will need to invest in the understanding, planning and implementation activities related to these changes. Three of the more important areas of legislative/regulatory changes to note are as follows:

  •
  Check Clearing for the 21st Century Act, more commonly referred to as Check 21- This piece of U.S. legislation was signed into law October 28, 2003 and will go into effect in October of 2004. This legislation will provide an important new impetus to the practice of exchanging check "images,' in lieu of actual checks, between financial institutions. We believe the effect of this legislation will be potentially to increase market demand for our check imaging, electronic check presentment, and image back office products and we are actively positioning those products accordingly.

  •
  USA Patriot Act (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or USAPA)—This U.S. legislation was signed into law in late October 2001 following the terrorist acts of 9/11. The USAPA made significant amendments to over 15 important statutes. Regulations under USAPA were issued in 2003 and are now in effect at all U.S. financial institutions. The law imposes new regulatory duties upon financial institutions to help prohibit and detect the financing of terrorism through money laundering by requiring the adoption of enhanced procedures by financial institutions. These procedures require the gathering and retention of information to establish and verify the true identity of financial institution customers. We are working now to incorporate enhanced anti-money laundering detection and compliance technologies into our fraud mitigation suite of software products.

  •
  New Basel Capital Accord (also known as Basel II)—The pending revisions to the Basel Accord are anticipated to go into effect in member countries by the end of 2006. The goal of these revisions is to put a new capital adequacy framework in place for banks around the globe along two important dimensions. First, by developing capital regulations that encompass minimum capital requirements, supervisory review and market discipline. Second, by increasing substantially the risk sensitivity of the minimum capital requirements and by modifying the definition of risk-weighted assets to change the treatment of credit risk and to introduce explicit treatment of operational risk. These changes will stipulate significant new capital and operational risk management requirements for banks. Whether in terms of new redundancy requirements for payments infrastructure or new business continuity practices for banks, we believe additional opportunities to leverage our technology and our operations consulting expertise may result from banks' efforts to achieve compliance.

        Disintermediation of the financial institution.    We believe the market share of financial institutions in the payments business has been declining over the last 20 years as new non-bank providers offer a competitive alternative to banks as financial intermediaries. We believe financial institutions are intimately aware of this trend and its implications on the positioning of their client relationship, their value proposition, their revenues and their profits. We believe these financial institutions are and will be developing and executing strategies to protect and expand their market share of the payments business by investing in new value propositions, new products and new services in various payment arenas.

        Convergence of payment vehicles.    We believe that the front-end and the back-end of the presentment, processing and settlement aspects of the paper and electronic payment types will converge driven by customer demand and delivery efficiency. Although we believe the total number of payment transactions will increase for the foreseeable future, we believe paper-based payments will decline in number with the increase in electronic payments more than offsetting this decline. We believe over time the systems and operations infrastructure for payments, which is in silos today by payment type, will tend to converge and result in next generation payment technologies that will need to be developed.

        Mergers and Consolidation.    Mergers and consolidations of financial institutions have been on the rise in the US recently. We believe these mergers will result in significant investments in business, system and operations integration for long-term shareholder value. We believe consulting and software solutions supporting the integration activities of the surviving financial institutions will be important offerings in the future.

        Electronification.    Technologies for electronification of check workflows continue to be refined and to gain further industry adoption. Many of our key customers are defining strategies now for the electronification of checks at the earliest point of receipt and for exchanging images between banks as a basis for financial settlement. Such practices would significantly reduce check-related operating expenses for banks and position banks to deliver more robust payment services to their customers. We believe we are positioned, through our broad suite of check imaging products, to benefit from the continued adoption of check imaging.

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

        Importance of Fraud/Risk Mitigation.    We believe transaction fraud losses have continued to increase for financial institutions and their customers as electronic payment vehicles have grown in availability and adoption. Further, we believe compliance costs and penalties for non-compliance with new regulations designed to mitigate global risks through controls on electronic and currency-based financial transactions will continue to increase. We believe significant investments in processes, procedures and technologies will continue to be made to detect and prevent fraud losses and improve compliance, while minimizing the intrusion of controls on customer activities.

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

        Globalization of Payments Work.    As the important work of processing payments becomes more electronic, the opportunities for financial institutions to leverage workforces around the world to achieve cost and quality advantages will proliferate. We believe financial institutions will gradually at first, and more rapidly later, source and process components of their payments work in secure, low cost countries around the globe.

The Carreker Solution

        The products and services offered by our divisions are designed to address our clients' needs to adapt to an ever-changing landscape in the payments businesses for financial institutions. These solutions combine consulting and professional services with software applications to enable financial institutions to identify and implement payment solutions, increase revenues, reduce costs and enhance delivery of customer services. The key characteristics of our solutions include:

        Integrated and Consultative Approach.    We combine our consulting expertise and software applications to serve as a single-source provider of fully-integrated payments solutions. This approach sets us apart from providers of partial solutions that require financial institutions to seek multiple solution providers and costly additional expertise or implementation services to attain a complete solution. By offering this integration, we can streamline the buying decisions, simplify the implementation efforts and accelerate results when compared to a multiple supplier approach.

        Comprehensive Delivery Model.    Our delivery approach emphasizes reliable, high-quality, lower risk and on-time results our clients can count on. Further, we are able to deliver our software and consulting solutions in a variety of delivery models to meet our clients' specific needs. These delivery methods include traditional software licensing and associated consulting, third party web-hosting and licensing software for use by multiple banks in a shared operating environment. Our ability to deliver products and services in a variety of methods allows us to provide solutions to a wider range of clients.

        Advanced Technology.    In our portfolio of over 125 software products, we leverage the latest industry, open standard, technologies, including object oriented programming languages like Java and C++, proven open source project components, J2EE and .NET enterprise architectures, as well as XML and SOAP protocols. Our framework-based development methodology employs shared business objects and application services to produce software applications that can be effectively integrated with a bank's current and/or legacy systems. In addition, our current and legacy participation in inter-bank organizations, such as the Electronic Check Clearinghouse Organization, FSTC, ANSI, and the ABA, enables us to stay at the forefront of critical business drivers in the industry.

        Compelling Business Proposition for Clients.    Our solutions reduce investment risk for our clients by increasing revenues or reducing costs in a concrete and measurable way and in a relatively short period of time. In addition, in appropriate circumstances, we value-price certain of our solutions, whereby we receive a percentage of the amount of additional revenues or reduced costs achieved by the customer. These arrangements allow banks to fund their investments in our solutions with the benefits derived from their implementation.

        Broad Array of Services and Technology.    We believe that our offerings provide the broadest footprint of solutions from a single supplier of payments solutions in the banking industry. This array of products enables us to provide a financial institution with a very targeted solution for a narrow area of its operations or to address a broad range of its operational requirements. We believe that offering this wide variety of solutions, from revenue enhancement to cost reduction to improved delivery of customer services, enhances the value we offer to our customers.

Products and Services

        Global Payments Technologies Solutions.    Carreker's technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating costs and risk management. These functions include presentment of checks in paper and electronic form, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments). The Global Payments Technologies ("GPT") solutions suite addresses these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. In addition, we offer technology solutions that optimize the inventory management of a bank's cash stock levels, including managing how much is needed, when it is needed and where it is needed. Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of ATM cash supplies.

        Specific solutions in the GPT group include:

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

        Another component of our Revenue Enhancement Division is our business providing EnAct software and proprietary sales management methodology. Our EnAct solutions assist financial institutions in leveraging central intelligence with local insight. This enables our clients to recognize those customers and prospects representing the greatest value or potential. Our approach is unique and complimentary to many CRM investments that banks have made in recent years and is designed to focus their activities such that they can actually attain increased returns on these CRM investments.

        Global Payments Consulting.    Carreker helps financial institutions pro-actively plan, prepare and optimize for the regulatory, competitive and technological impacts affecting the financial payments environment.

        Our Global Payments Consulting (GPC) division provides strategic planning and implementation advisory services for financial institutions. These planning and implementation services include:

  •
  Payment research services

  •
  Predictive financial and operational modeling of the implications of payment trends and strategies

  •
  Image-enabled payment infrastructure planning

  •
  Transportation, float and funds availability optimization

  •
  Organizational design

  •
  Consolidation and merger/integration planning

  •
  Check 21 readiness

        Each service's objective is to assist our financial institution clients in preparing and positioning their organization for the rapidly changing payment landscape.

        The GPC division also contains the consulting license, maintenance and service revenue of our Float Management Group. Float Management provides solutions that manage a bank's float through float analysis, pricing and a comprehensive consulting practice to improve profitability, reporting, workflow and check clearing operations. These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships. The products offered consist of Float Analysis System and Float Pricing System.

        Outsourcing.    Carretek is a jointly owned company with Majesco Software Inc., the US subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations. Carretek was formed in fiscal 2003. As this business is still in the developmental phase, and has not derived any revenue, its operations are contained in the Corporate-Unallocated business segment. Carretek's goal is to enable financial institutions and their processors to realize the benefits of offshore-centric outsourcing (offshoring) of their business processes and IT services needs. These benefits could include reduction in operating costs, improvements in productivity, and enhancement of quality.

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

Customers

        A majority of our revenues are generated from contracts with banks maintaining assets in excess of $5.0 billion. We currently provide services or products to each of the 20 largest banks in the United States, as measured by total assets by Sheshunoff Information Services. Our five largest customers accounted for approximately 28%, 34% and 34% of total revenues during the fiscal years ended January 31, 2004, 2003 and 2002, respectively. No single customer accounted for more than 10% of total revenues during the year ended January 31, 2004, U.S. Bank, N.A. accounted for approximately 10% of total revenues during the year ended January 31, 2003, and Wells Fargo & Company accounted for approximately 11% of total revenues during the year ended January 31, 2002. Please see Note 12 of our Notes to Consolidated Financial Statements for information about our non-U.S. customers.

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

        We frequently receive customer requests for new services and/or software. We strive to develop solutions in response to these requests and historically have been able to partner with our customers and share some or all of the development costs. In addition to customer-funded solutions development, we have invested significant amounts in solutions development, including expenditures of $7.2 million, $11.3 million, and $10.8 million for research and development in the years ended January 31, 2004, 2003 and 2002, respectively. Further, some of our key product introductions have resulted from the adaptation of products developed for customers to address a wider market. In exchange for either a one-time payment and/or on-going royalties, we are often able to obtain the right to develop, enhance and market these modified products.

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

Sales and Marketing

        We have developed strong relationships with many senior bank executives as a result of our delivery of solutions to many of the largest banks in the United States for over 25 years. As of January 31, 2004, we had 21 Account Relationship Managers, who are responsible for managing our day-to-day relationships with our customers. Twelve are responsible for North American bank relationships, and nine are responsible for the International bank relationships. Our Account Relationship Managers' responsibilities include identifying customers' needs and assisting our business unit teams in presenting their solutions and concluding sales. Our Account Relationship Managers work closely with our executive officers, some of whom serve as Executive Relationship Managers to our customers. We also employ applicable business segment sales and technical sales support staff, who are familiar with our technology and who participate in opportunities to sell technology-based solutions.

        We derive a significant portion of our business through customer referrals. In addition, we market our services through a variety of media, including:

  •
  our web site;

  •
  direct mail;

  •
  user conferences conducted exclusively for our customers and qualified prospects;

  •
  participation in industry conferences and trade shows;

  •
  publication of "white papers" related to specific aspects of our services;

  •
  customer newsletters; and

  •
  informational listings in trade journals.

        As of January 31, 2004, we employed a marketing staff of 9 individuals, including graphics designers, writers, administrative coordinators and a Web master.

Competition

        We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer products and services competitive with those we offer. In our consulting and revenue enhancement businesses our clients retain us on a non-exclusive basis. In addition, a client may choose to use its own resources rather than engage us for these consulting services. Our competitors in the consulting business space include strategic consulting firms and full-service consulting services, as well as niche consulting providers. Increasingly, the global information technology service firms are offering a full range of consulting services. Further, the niche financial institution processing companies are increasingly creating and offering consulting services as an additional value-added service to their IT processing offerings. In the Revenue Enhancement business our competitors are almost exclusively niche providers; small and medium-sized private organizations.

        In our global payments technology business segment, our competitors are generally the global information technology service firms and the smaller niche application providers. In each of our major software product suites a range of competitors exist. The global IT services firms compete in a majority of our software product suites. At the same time, differing groups of application and niche application competitors focus on one or more of our other product suites.

        Some of these competitors have significantly greater financial, technical, marketing and other resources than we do. On the other hand, some of the niche providers lack the scale, global scope, product/knowledge breadth and competencies that we enjoy.

        We believe that our market position with respect to these competitors is enhanced by virtue of our unique ability to deliver fully integrated software solutions and consulting services focused on enabling financial institutions to identify and implement payments solutions, increase their revenues, reduce their costs and enhance their delivery of customer services. We believe that we compete based on a number of factors, including:

  •
  quality of solutions;

  •
  scope of solutions provided;

  •
  industry expertise;

  •
  application architecture, reliability and scalability;

  •
  access to decision makers within banks;

  •
  global scale and scope;

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

Proprietary Rights

        We rely upon a combination of patent, copyright, trademark and trade secret laws, including the use of confidentiality agreements with employees, independent contractors and third parties and physical security devices to protect our proprietary technology and information. We have a number of issued patents and registered trademarks and have filed applications for additional patents and trademarks in the United States. We defend our proprietary rights.

        We enter into invention assignment and confidentiality agreements with our employees and independent contractors and confidentiality agreements with certain customers. We also limit access to the source codes for our software and other proprietary information. We believe that due to the rapid pace of innovation within the software industry, factors such as the technological and creative expertise of our personnel, the quality of our solutions, the quality of our technical support and training services and the frequency of release of technology enhancements are important to establishing and maintaining a technology leadership in addition to the various legal protections available for our technology.

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

Employees

        As of January 31, 2004, we had 582 employees. Of these employees, 94 provided consulting services, 297 provided technology and implementation functions, 82 performed sales and marketing, product management, customer relations and business development functions and 109 persons performed corporate, finance and administrative functions. We have no unionized employees, and we believe that our employee relations are good.

Executive Officers of the Company

        The following table sets forth information regarding the Company's current executive officers.

Name	Age	Position
John D. Carreker, Jr.	61	Chairman of the Board, Chief Executive Officer and Director
Michael D. Hansen	51	President, Chief Operating Officer and Director
Lisa Peterson	46	Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary
John D. Carreker III	40	Executive Vice President and President, Global Payments Technologies
Robert M. Olson, Jr.	48	Executive Vice President and Vice Chairman, Relationship Management & Alliances
Blake A. Williams	42	Executive Vice President and President, Revenue Enhancement
Tod V. Mongan	53	Senior Vice President, General Counsel and Secretary

        John D. Carreker, Jr. has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's formation in 1978. John D. Carreker, Jr. and James D. Carreker, a director of the company, are brothers. John D. Carreker III is the son of John D. Carreker, Jr.

        Michael D. Hansen has served as President and Chief Operating Officer since December 2001. From October 2000 to December 2001 Mr. Hansen served as Executive Vice President and Managing Director. From 1998 to September 2000, Mr. Hansen served as the Head of Commercial Services and Executive Vice President and the Managing Director of Commercial Banking of Bank One

Corporation. From 1995 to 1998, Mr. Hansen served as the President of Operations Services of Bank One Corporation.

        Lisa Peterson has served as Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary since October 2003. From August 1999 to February 2003, Ms. Peterson served as Chief Financial and Administrative Officer for Monarch Dental Corporation, a dental group practice management company. From May 1997 to July 1999, Ms. Peterson served as Chief Financial Officer for Viacom Retail Stores, Inc., a start-up division of Viacom, Inc. For the six years prior to that time, Ms. Peterson worked for Pearle Vision, Inc. in various capacities culminating in the position of Vice President and Controller.

        John D. Carreker III has served as Executive Vice President and Managing Director since June 2002 and as President, Global Payments Technologies since November 2002. Since June 1991, Mr. Carreker has served in various management positions with the Company. John D. Carreker III is the son of John D. Carreker, Jr. and the nephew of James D. Carreker.

        Robert M. Olson, Jr. has served as Executive Vice President since July 1998 and as Vice Chairman, Relationship Management & Alliances since November 2002. From July 1994 until July 1998, Mr. Olson served as Executive Vice President, Operations & Technology for Magna Group, Inc., a financial services institution.

        Blake A. Williams has served as Executive Vice President and Managing Director of Revenue Enhancement since July 2001 and as President, Revenue Enhancement since November 2002. For two years prior to that time, Mr. Williams was the SVP and Managing Director of Revenue Enhancement. Mr. Williams has been with the Company for twelve years in various management and consulting roles.

        Tod V. Mongan has served as Senior Vice President and Secretary since December 2001 and as General Counsel to the Company since February 2001. For the five years prior to that time Mr. Mongan served as Senior Vice President, General Counsel, Secretary and Chief Administrative Officer for BancTec, Inc., a worldwide systems integration, manufacturing and services company.

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

  •
  the timing and degree of customer acceptance of new solutions;

  •
  fluctuations or delays in schedules for implementation of software licensed to customers;

  •
  the introduction of new or enhanced solutions by us or our competitors;

  •
  our mix of revenues derived from consulting and management service fees on the one hand, and software-related fees on the other;

  •
  war, terrorist acts and civil unrest; and

  •
  timing of consolidation decisions by customers.

        Risks over which we have little or no control, including customer budget cycles and priorities, can also significantly affect operating results. As a result of these factors, our quarterly revenues and operating results are difficult to forecast. It is possible that our future quarterly results of operations from time to time will not meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our common stock.

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

        In fiscal 2003, we undertook several large development projects to develop software for sending and receiving check images along with purchasing an anti-money laundering software solution. We capitalized $1.0 million of internal development expense in fiscal 2003 and purchased the anti-money laundering software for $1.5 million. We expect internal capitalization to increase in fiscal 2004.

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

        Our BPO business model gives rise to numerous risks, particularly risks related to our dependence on third party providers operating in distant geographic regions and those associated with entering a new market with competitors who may have significantly more resources than we do. The success of our BPO model partially depends on the performance of the offshore third party service provider with whom we have contracted to provide BPO services to our clients. In addition, we have to compete on the basis of a number of factors including the attractiveness and breadth of the business strategy and services that we offer, pricing, technological innovation, quality of service, ability to invest in or acquire assets of potential customers, and our scale in certain industries or geographic regions. Because some of these factors are outside of our control and because many of our competitors may have greater financial resources, larger customer bases, and larger technical, sales and marketing resources, we cannot be sure that we will compete successfully against them in the future. If we fail to compete successfully against our competitors with respect to these or other factors, our BPO business, financial condition, and results of operations could be materially and adversely affected.

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

        Our five largest customers accounted for approximately 28%, 34% and 34% of total revenues during the fiscal years ended January 31, 2004, 2003, 2002, respectively. Our significant customers have changed from period to period. However, a significant portion of our current revenues is derived from customers who were major customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers. There can be no assurance that we will be successful in maintaining our existing customer relationships or in securing additional customers, and there can be no assurance that we can retain or increase the volume of business that we do with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers. Any failure by us to retain one or more of our large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers could have a material adverse effect on our business, financial condition and results of operations.

We face increased competition that could result in price reductions, fewer customer orders and loss of market share, any of which could materially and adversely affect our business.

        We compete with third-party providers of services and software products to the banking industry that include consulting firms and software companies. Some of our competitors have significantly greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. Also, some of our current and potential competitors have greater name recognition and larger customer bases that such competitors could leverage to increase market share at our expense. We expect to face increased competition as other established and emerging companies enter the banking services market. Increased competition could result in price reductions, fewer customer orders and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, and the failure to do so would have a material adverse effect upon our business, financial condition and results of operations.

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

        We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and our common stock. If the consideration for an acquisition transaction is paid in common stock, this could further dilute existing stockholders. Any impairment of a significant amount of goodwill or other assets resulting from an acquisition transaction could materially impact our operating results and financial condition.

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

        We may need to litigate claims against third parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. We may be required to incur significant costs in reaching a resolution to the asserted claims, or any other claims that may be asserted against us. These types of claims commonly increase as technology providers develop new product offerings. There can be no assurance that the resolution of a claim would not require us to pay damages or obtain a license to the third party's intellectual property rights in order to continue licensing our software as currently offered or, if such a third-party license is required, that it would be available on terms acceptable to us. The resolution of claims may also divert our management resources. If we cannot adequately protect our proprietary rights, it could have a material adverse effect on our business, operating results and financial condition.

We depend on third parties for some of our technology licenses, and if we cannot obtain satisfactory licenses our business could suffer.

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

We may face liability claims related to the use of our solutions and the defense of these claims could have a negative effect on our business, results of operations or financial condition.

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

The ultimate resolution of some ongoing lawsuits may have a material adverse effect on our business.

        We are unable to predict or determine the final outcome of the lawsuits described under "Item 3. Legal Proceedings," and the effect of these proceedings on our financial results, our business or our management. The potential outcomes or resolutions of the lawsuits could include judgments against us or settlements that could require substantial payments by us. In addition, the timing of the final resolution of these matters is uncertain. We believe that a material adverse outcome or outcomes with respect to the lawsuits could have a material adverse effect on our financial results, our business or our management, including but not limited to, significantly impacting our liquidity in a negative manner as well as causing covenant violations under our revolving credit agreement, possibly resulting in a default thereunder. In the event of material adverse outcome with respect to any of the lawsuits, it is likely that the market price of our common stock would be negatively impacted.

Our stock price has fluctuated significantly, sometimes for reasons unrelated to our performance.

        There has been significant volatility in the market price of our common stock. Factors which may have a significant impact on the market price of our common stock are difficult to predict, such as:

  •
  quarterly variations in our results of operations or results of operations of our competitors;

  •
  changes in earnings estimates or recommendations by securities analysts;

  •
  developments in our industry and in the banking industry, including industry adoption rates for new technologies;

  •
  the outcome of litigation (see "Item 3. Legal Proceedings");

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

        In the event persons engaged by us as independent contractors are determined to be employees by the Internal Revenue Service or any applicable taxing authority, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to these individuals and could become liable for amounts required to be paid or withheld in prior periods and for costs, penalties and interest thereon. In addition, we could be required to include these individuals in our employee benefit plans on a retroactive, as well as a current, basis. Furthermore, depending on the party that makes the legal challenge and the remedy sought, we could be subject to other liabilities sought by governmental authorities or private persons. During the fiscal year 2003 we used approximately 10 independent contractors. Any challenge by the IRS, state authorities or private litigants resulting in a determination that these individuals are employees could have a material adverse effect on our business, financial condition and results of operations.

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

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. There can be no assurance that such tests will not result in a determination that these assets have been impaired. If at any time it is determined that an impairment has occurred, we will be required to reflect the impaired value as a charge resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in the net asset value of the Company. The Company recorded a goodwill impairment charge of $46.0 million in the quarterly period ended January 31, 2003 due to the decline in the Company's market valuation. Goodwill that remains recorded at January 31, 2004 was $21.2 million. Further declines in market conditions, increases in interest rates and changes in projections with respect to the Global Payments Technologies reporting unit in which goodwill is allocated could result in additional impairment charges in the future.

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

Item 2. Properties.

        Our principal executive office is a leased facility with approximately 72,433 square feet of space in Dallas, Texas. The lease agreement for this space expires on May 31, 2010. We also lease approximately 45,757 square feet in Memphis, Tennessee pursuant to a lease agreement which expires August 31, 2005 and approximately 40,307 square feet in Charlotte, North Carolina pursuant to a lease agreement which expires December 31, 2008. We believe that our facilities are well maintained and in good operating condition and are adequate for our present and anticipated levels of operations.

Item 3. Legal Proceedings.

        On February 12, 2004, in the Court of Chancery of the State of Delaware in and for New Castle County (Civil Action No. 251-N), Barbara I. Smith brought a shareholders' derivative action for the benefit of Nominal Defendant Carreker Corporation against John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ernst & Young, seeking to remedy their individual breaches of fiduciary duty and to remedy Ernst & Young's accounting malpractice/negligence in connection with its annual audits of the Company. The plaintiff seeks redress (the form of, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

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

        On May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division, Barbara I. Smith brought a shareholders' derivative action pursuant to Rule 23.1, Fed.R.Civ.P, for the benefit of Nominal Defendant Carreker Corporation against certain of its current officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias and Terry L. Gage (Civil Action No. 303CV1211-D), seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles ("GAAP"), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (in the form of, among others, unspecified amounts of compensatory damages, interests and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002. On November 20, 2003 the parties to this action filed a joint motion with the Court requesting that the Court dismiss the action without prejudice. This is a voluntary dismissal by the plaintiff and there is no compensation being given by or on behalf of the Company or the individual defendants. The Court has ordered the plaintiffs to publish, no later than December 22, 2003, a notice of the parties' intent to voluntarily dismiss this action. On January 15, 2004, the Court dismissed the action without prejudice.

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

        Earnings Performance Group ("EPG") filed a complaint on or about September 16, 1998 in the Superior Court of New Jersey, Law Division, Essex County seeking to enjoin and restrain the Company from using any EPG confidential or proprietary information or trade secrets and from employing any former EPG employee in such a manner that disclosure or use of an EPG confidential or proprietary information or trade secret would be likely. EPG also seeks (a) an accounting of any profits realized from or attributable to the use of any EPG confidential or proprietary information or trade secret, (b) compensatory and exemplary damages, plus interest and (c) attorneys' fees and costs of suit. On October 14, 1998, the Company removed the case to the United States District Court for the District of New Jersey. The Company answered the complaint on November 4, 1998, essentially denying the allegations and setting forth various affirmative defenses. On November 20, 1998, the Company filed an Amended Answer, Separate Defenses and Counterclaim. In the Counterclaim the Company asserts claims for (a) restraint of trade, (b) tortuous interference with contractual relationships, (c) unfair competition and (d) interference with prospective economic advantage. Trial has been set for May 4, 2004.

        The Company and individual defendants deny the allegations in these complaints and intend to defend themselves vigorously. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. See Business—Forward Looking Statements and Risk Factors—The ultimate resolution on some ongoing lawsuits may have a material adverse effect on our business.

        The Company is periodically involved in various other legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to A Vote of Security Holders.

        No matter was submitted to a vote of our stockholders during the quarterly period ended January 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our Common Stock has traded on the NASDAQ National Market under the symbol "CANI" since May 20, 1998, the date of our initial public offering. At March 31, 2004, there were approximately 185 record holders of our Common Stock, although we believe that the number of beneficial owners of our

Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the Common Stock, as reported by the NASDAQ National Market.

	High	Low
Quarterly Period Ending
January 31, 2004	$16.76	$9.36	(1)
October 31, 2003	10.25	4.30
July 31, 2003	5.50	3.75
April 30, 2003	3.76	2.01
January 31, 2003	6.97	2.45
October 31, 2002	9.88	4.41
July 31, 2002	11.73	7.09
April 30, 2002	10.30	4.30

(1)
On March 31, 2004 the sales price for the Common Stock was $7.92 per share.

        We have not paid a cash dividend on shares of our common stock since our incorporation. We currently intend to retain our earnings in the future to support operations and finance our growth and, therefore, do not intend to pay cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law. However, our revolving credit agreement, which is described in Note 5 of our Notes to Consolidated Financial Statements, currently prohibits the payment of any cash dividends.

        Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about our equity compensation plans.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

        The following consolidated statements of operations data for each of the three years in the period ended January 31, 2004 and the consolidated balance sheet data as of January 31, 2004 and 2003 have been derived from our audited consolidated financial statements which are included elsewhere in this Report. The consolidated balance sheet data as of January 31, 2002, 2001, and 2000, and the consolidated statement of operations data for the years ended January 31, 2001 and 2000, have been derived from our audited consolidated financial statements not included in this Report. Additionally, a description of events relating to the restatement of our consolidated financial statements for the years ended January 31, 2002, 2001 and 2000 (and for the first two quarters of the year ended January 31, 2003), is contained in Note 3 to the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended January 31, 2003. The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

	YEAR ENDED JANUARY 31,
	2004	2003	2002(1)	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Consulting fees	$34,064	$39,204	$42,342	$71,715	$49,725
Software license fees	27,365	37,946	25,153	17,765	13,906
Software maintenance fees	45,122	41,858	25,908	11,223	6,985
Software implementation fees	18,103	24,310	20,723	9,245	5,116
Out-of-pocket expense reimbursements	4,254	6,458	9,611	11,265	7,664

Total revenues	128,908	149,776	123,737	121,213	83,396
Cost of revenues:
Consulting fees	20,470	25,067	34,322	38,197	27,490
Software license fees	8,020	7,701	6,510	5,215	2,009
Write-off of capitalized software costs and prepaid software royalties(2)	—	954	15,031	—	—
Software maintenance fees	13,051	10,773	8,311	2,811	2,356
Software implementation fees	17,715	19,496	15,328	5,498	2,099
Out-of-pocket expenses	4,335	7,248	10,899	11,494	8,185

Total cost of revenues	63,591	71,239	90,401	63,215	42,139

Gross profit	65,317	78,537	33,336	57,998	41,257

Operating costs and expenses:
Selling, general and administrative	50,568	50,326	50,112	31,743	25,333
Research and development	7,191	11,307	10,843	6,055	4,813
Amortization of goodwill and intangible assets(5)	1,400	1,400	4,339	—	—
Goodwill impairment(6)	—	46,000	—	—	—
Merger, restructuring and other charges(2)	1,901	2,945	22,464	—	—

Total operating costs and expenses	61,060	111,978	87,758	37,798	30,146

Income (loss) from operations	4,257	(33,441)	(54,422)	20,200	11,111
Other income (expense), net	(351)	(1,664)	(796)	1,722	1,100

Income (loss) before provision (benefit) for income taxes	3,906	(35,105)	(55,218)	21,922	12,211
Provision (benefit) for income taxes(3)	200	(1,475)	(1,842)	8,330	4,396

Net income (loss)	$3,706	$(33,630)	$(53,376)	$13,592	$7,815

Basic earnings (loss) per share(4)	$0.16	$(1.45)	$(2.44)	$0.70	$0.42

Diluted earnings (loss) per share(4)	$0.15	$(1.45)	$(2.44)	$0.67	$0.41

Shares used in computing basic earnings per share(4)	23,736	23,198	21,853	19,305	18,456

Shares used in computing diluted earnings per share(4)	24,384	23,198	21,853	20,429	18,980

	JANUARY 31,
	2004	2003	2002(1)	2001	2000
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,605	$26,986	$25,674	$78,505	$39,536
Working capital	11,939	17,432	4,130	107,935	52,712
Total assets(5)	104,579	110,108	184,899	142,646	78,880
Long-term debt	6,250	25,000	44,000	—	—
Total stockholders' equity	56,318	48,598	70,628	121,238	61,588

(1)
On June 6, 2001, we completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"). The operating results of Check Solutions are included in our results of operations from the date of acquisition. See Note 3 of our Notes to Consolidated Financial Statements for information concerning our acquisition of Check Solutions.

(2)
See Notes 13 and 14 of our Notes to Consolidated Financial Statements for information concerning the Merger, Restructuring and Other Charges and Write-off of Capitalized Software Costs and Prepaid Software Royalties for the years ended January 31, 2004, 2003 and 2002.

(3)
See Note 6 of our Notes to Consolidated Financial Statements for information concerning the provision (benefit) for income taxes for the years ended January 31, 2004, 2003 and 2002.

(4)
See Notes 2 and 10 of our Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted earnings per share.

(5)
Effective February 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets," (SFAS 142). Under SFAS 142 we no longer amortize goodwill and intangible assets with indefinite lives. These assets are subject to annual impairment tests. See Note 4 of our Notes to Consolidated Financial Statements for information concerning amortization.

(6)
See Note 4 of our Notes to Consolidated Financial Statements for information concerning goodwill impairment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward looking statements as a result of various factors, including those set forth under "Business—Forward Looking Statements and Risk Factors," elsewhere in this Report or in the information incorporated by reference in this Report. You should read the following discussion and analysis in conjunction with "Selected Financial Data" included in this Report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this Report.

        Our fiscal year ends on January 31. References contained in this Report to a given fiscal year refer to the twelve-month period ended January 31 of the succeeding year. For example, our fiscal year ended January 31, 2004 is referred to in this Report as "fiscal 2003."

Overview

        We provide payments-related software and consulting solutions to financial institutions and financial service providers. We serve all of the top 20 and 75 of the next largest 100 commercial banks in the United States. We also consider other geographic regions to be important elements of our market opportunity. Our products and services traverse a broad spectrum of payment activities and are designed to improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and/or improve the alignment of product offerings with our customer needs, hence maximizing their customer income streams.

        We are organized into three primary operating divisions: Global Payments Technologies ("GPT"), Revenue Enhancement ("RevE") and Global Payments Consulting ("GPC"). These three divisions bring together the capabilities essential to providing the innovation and delivery engines for our products and services.

        Global Payments Technologies.    This division is responsible for design, development, sales, and support of our technology solutions. Revenue is primarily derived from license fees, implementation fees and maintenance fees.

        Revenue Enhancement.    This highly specialized practice group provides consulting and software solutions focused on increasing clients' revenue streams. Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, acquisitions and profitability. A majority of the revenue generated by this division is through benefit-sharing agreements with our customers, recorded as consulting revenue along with license fees, maintenance fees and implementation fees from our EnAct software offering.

        Global Payments Consulting.    The objective of this professional services division is to provide our clients with "applied thought leadership" related to the business of payments. In fiscal 2001/2002, coming off of the bubble of Y2K consulting efforts and the completion of the last wave of financial institution integrations consummated in the late 90's, we commenced an effort to transition our consulting business from a Y2K and staff supplement focus to a "thought leadership in payments" focus. This transition continued in fiscal 2003. Our services for GPC are designed around the needs of our clients to set strategies, develop operating plans and execute these strategies and plans in the business of payments. These services range from strategy to implementation support. Revenue in the GPC division is primarily derived through the delivery of consulting services offered primarily on a time and materials basis to our clients, along with the license fees, maintenance fees and services fees associated with our Float Pricing System software offering.

        Cost of Revenues and Gross Margins.    We strive to control our cost of revenues and thereby maintain or improve our gross margins. The major items impacting cost of consulting, cost of software maintenance and cost of software implementation are driven by personnel overhead and related expenses. The major items impacting cost of software licenses are amortization of both capitalized and acquired software and also software royalties for software from third parties. While the amortization expense is relatively fixed, the third party royalty expense can vary significantly based on the relative product mix.

        Operating Expenses.    Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses. Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses.

        Liquidity and Cash Flows.    Cash and cash equivalents at January 31, 2004 and 2003 totaled $28.6 million and $27.0 million, respectively. During fiscal 2003, we generated $20.5 million in cash from operating activities, used $3.7 million of cash for investing activities and used $15.2 million for financing activities. Our primary utilization of cash in fiscal 2003 was to reduce our debt under our revolving credit agreement.

Previous Restatement of Consolidated Financial Statements

        The Selected Consolidated Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") reflects the restatement of our consolidated financial statements for the years ended January 31, 2002, 2001, 2000 and 1999, and for each of the quarters in the year ended January 31, 2002 and the first two quarters of the year ended January 31, 2003. The restatement gives effect to the following:

  •
  In December 2002, a Special Committee of our Board of Directors initiated a review of our financial statements, principally focused on the timing of recognition of revenue in prior periods. During this investigation we became aware that, in certain instances, revenue had been recorded on contracts in one accounting period where customer signature and delivery of software had been completed, but where the contract may not have been fully executed by us in that accounting period. We determined that revisions to certain prior financial statements were necessary to ensure that all agreements for which revenue was recognized in an accounting period were executed by both parties no later than the end of the accounting period in which the revenue was being recognized.

  •
  We had originally concluded that under the criteria of SOP 97-2 services were not essential to the functionality of the software, requiring recognition of software license revenue at the time of delivery of the software. However as a result of a review conducted by the Special Committee of our Board of Directors, we decided that when implementation fees are received for specific types of transactions in which we are licensing software and performing certain implementation services, these services are more properly considered essential to the functionality of the other elements of the arrangement. Therefore, the related license revenue and implementation revenue should have been recognized as the services were performed using the percentage of completion method rather than upon delivery of the software. The impact of these revisions on total revenue was to defer the timing of revenue recognition for transactions that combine both a software license and implementation services.

  •
  As a result of the impact of changes in the timing of revenue recognition, we have also revised the related royalty expense, commission expense and federal income tax provision (benefit), and recorded a cumulative effect adjustment to retained earnings as of January 31, 2000 of $3.8 million.

  •
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

  •
  We also determined that revenue was understated on two contracts, resulting in additional license fee revenue of $1.2 million during the quarterly period ended April 2002 and implementation fee revenue of $288,000 over the period July 2001 through July 2002.

        In the aggregate for the year ended January 31, 2002, the restatement adjustments had the following effects on total revenue and net loss (in thousands):

	Year Ended January 31, 2002
	As Reported	Restated
Total revenues	$141,301	$123,737
Net loss	(35,605)	(53,376)

Results of Operations

Comparison of Year Ended January 31, 2004 (Fiscal 2003) to Year Ended January 31, 2003 (Fiscal 2002) and Year Ended January 31, 2002 (Fiscal 2001)

Revenues ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Revenue Enhancement	$38.5	$37.2	$28.9	$1.3	3.7%	$8.3	28.6%
Global Payments Technologies	86.3	100.6	69.8	(14.3)	(14.3)	30.8	44.2
Global Payments Consulting	4.1	12.0	25.0	(7.9)	(65.8)	(13.0)	(52.2)

Total Revenues	$128.9	$149.8	$123.7	$(20.9)	(13.9)%	$26.1	21.0%

        The increase in revenue within the Revenue Enhancement ("RevE") segment in fiscal 2003, as compared to fiscal 2002, was the result of increased demand for our EnAct software offering. This demand is being driven by the trend among our customers to expend investments in branch locations, resulting in pressure to show greater returns on these branch investments through profitable sales growth, which EnAct helps generate. The increase in revenue in fiscal 2002, as compared to fiscal 2001, was the result of an $8.0 million increase in our traditional Revenue Enhancement consulting revenue as we were successful in generating revenue from our existing customer base along with increasing our focus on smaller financial institutions with the introduction of specifically designed offerings for these institutions. Additionally, during the latter half of fiscal 2001, the events of September 11, 2001 negatively affected customer purchasing decisions for our Revenue Enhancement consulting services.

        The decline in revenue within the Global Payments Technologies ("GPT") segment in fiscal 2003, as compared to fiscal 2002, is primarily the result of four factors: (i) Fiscal 2002 had a number of transactions for software included in the results for the year that did not involve implementation services and hence revenue was recognized immediately increasing software license revenue in fiscal 2002; (ii) Decisions on technology investments and services projects were delayed out of fiscal 2003 by several of our customers due to the announcement of several mergers involving our customers; (iii) Customer decisions on technology investments were delayed generally out of fiscal 2003 as the industry, our customers, other key constituencies (e.g. Federal Reserve and key processors) and our competitors focused on Check 21 readiness and opportunities; and (iv) Losses of a few deals to competitors as these competitors dramatically improved their software offerings and services and offered aggressive pricing proposals. The increase in revenue in fiscal 2002, as compared to fiscal 2001, is primarily the result of the inclusion of a full year of operations of Check Solutions in fiscal 2002, as compared to only seven months in fiscal 2001 following the acquisition in June 2001.

        The decline in revenues within our Global Payments Consulting ("GPC") segment in both fiscal 2003 and fiscal 2002 is the result of three primary factors. In fiscal 2001, the majority of the consulting work performed by GPC was the result of bank consolidation and staff augmentation assignments. The demand for both of these types of work declined significantly. Late in fiscal 2002, we began to reposition this segment to address enterprise-wide payment strategies and image enablement planning and integration. Additionally, new leadership in this business has been required. The timeframe to accomplish these objectives has been longer than anticipated.

        Overall, as we look across our three business segments, we believe that we are well positioned, and have a competitive advantage, to capitalize on the significant changes brought about by the Check 21 legislation through our subject matter expertise in the impacted areas. Based on this outlook, we anticipate modest revenue growth in fiscal 2004, with more attractive growth rates in fiscal 2005 as our customers invest in the technology solutions associated with the Check 21 legislation and our other new Risk Solutions products.

  Consulting Fees ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Consulting Fees	$34.1	$39.2	$42.3	$(5.1)	(13.1)%	$(3.1)	(7.4)%

        Consulting revenues derived from our RevE segment increased 1% to $32.2 million in fiscal 2003 from $31.9 million in fiscal 2002, and increased 33.5% in fiscal 2002 from $23.9 million in fiscal 2001. Within Revenue Enhancement, we are increasingly focused on maximizing the value to our existing customer base. In fiscal 2003, 15 of the 22 revenue producing engagements were with customers in which revenue was derived in fiscal 2002. In fiscal 2002, 9 of the 28 engagements were with customers in which revenue was derived in fiscal 2001. Additionally, Revenue Enhancement consulting revenue derived from international customers increased to $8.1 million in fiscal 2003 from $7.1 million in fiscal 2002 and decreased from $10.1 in fiscal 2001. The increase in Revenue Enhancement consulting revenues in fiscal 2002 was partially due to the success of marketing specifically designed offerings to smaller financial institutions. Additionally, during the latter half of fiscal 2001, the negative events of September 11, 2001 negatively affected customer purchasing decisions of these consulting services. We anticipate that Revenue Enhancement consulting revenues in fiscal 2004 will be slightly higher than fiscal 2003 levels.

        Consulting revenues derived from our GPC segment declined 76.9% to $1.6 million in fiscal 2003 from $6.9 million in fiscal 2002, and decreased 59.5% in fiscal 2002 from $17.0 million in fiscal 2001. In fiscal 2001 and prior years the majority of the consulting work performed by GPC related to banks consolidating and reducing redundant operations, and staff augmentation assignments. In the first half of fiscal 2002, demand for this type of work declined significantly. By the end of fiscal 2002, we redefined our GPC segment to be synergistic with the payment vision established in our GPT business segment, and developed three primary Consulting practices: Payment Operations, Payment Strategy and Float Management Solutions. While we have gained some momentum in these areas, we continue to be cautiously optimistic about the future prospects of the GPC segment.

  Software License Fees ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Software License Fees	$27.4	$37.9	$25.2	$(10.6)	(27.9)%	$12.7	50.9%

        Most of our software licenses fees are derived from our GPT business segment, which includes the operations of Check Solutions following our acquisition of that company in June 2001. In fiscal 2002, our operations included Check Solutions for the entire fiscal year. Legacy Carreker software license fees decreased 10% to $12.8 million in fiscal 2002 from $14.3 million in fiscal 2001. Increased revenues during fiscal 2002 are principally attributed to two major factors: (1) the settlement of the Pegasystems, Inc. litigation in the quarter ended October 31, 2001, which cleared the way for us to begin to license and market our Back Office Processing Solutions and (2) the acceptance of our image processing software, namely Check Image Capture and Check Image Archive management products within the marketplace. License revenue peaked during the first two quarters of fiscal 2002 due to sales of $7.5 million of software expansion licenses and licenses requiring no implementation services, which normally spread revenues over multiple quarters. In the latter half of fiscal 2002 the number and dollar amount of our software license arrangements decreased as compared to the first half of fiscal 2002. This slowdown negatively impacted fiscal 2003, as the substantial majority of our software arrangements have essential services that require recognition using the percent-complete revenue recognition model.

        This decline was in part due to the uncertainty of our special review and ultimate restatement. Additionally, our customers were delaying purchasing decisions due to economic and legislative changes within the industry, namely Check 21. During the latter half of fiscal 2003, several new product initiatives were started to address these changes. ExchgLink is the product name for our image exchange technology. This product is being installed at our functional partner site along with an additional beta site; however, all license revenue has been deferred since the product is not generally available. We anticipate market clarity emerging in the industry, with our customers and competitive offerings surrounding Check 21 which gives us confidence in customer buying decisions during fiscal 2004. We are also actively building and delivering new or improved products during fiscal 2004 in nearly all of our software solutions to respond to Check 21 and other opportunities. Combining these factors, we are cautiously optimistic about deriving software license fees revenue growth for fiscal 2004 over fiscal 2003 levels.

  Software Maintenance Fees ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Software Maintenance Fees	$45.1	$41.9	$25.9	$3.2	7.8%	$16.0	61.6%

        As with software license fees, the majority of our maintenance fees are derived from our GPT business segment, which includes the operations of Check Solutions following our acquisition of that company in June 2001. In fiscal 2002, our operations included Check Solutions for the entire fiscal year. Software maintenance fees are paid pursuant to annually renewable product and telephone support agreements with our software customers. The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer. When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred. The overall increases in maintenance fees, in both fiscal 2003 and fiscal 2002 are due primarily to the expanded product installation base of the acquired Check Solutions products. The legacy Carreker software maintenance fees have increased as a result of increased revenue from both our Fraud Mitigation and Cash software solutions. Also, maintenance contracts usually carry annual maintenance fee escalation clauses typically based on an index, such as the consumer price index. These increases will be offset by a customer that recently gave notice of their intent to not renew their maintenance contract for fiscal 2004. Given this cancellation and the decline in new software license fees discussed above, maintenance fees are projected to decline in fiscal 2004.

  Software Implementation Fees ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Software Implementation Fees	$18.1	$24.3	$20.7	$(6.2)	(25.5)%	$3.6	17.3%

        The majority of our software implementation fees are derived from our GPT business segment, which includes the operations of Check Solutions following our acquisition of that company in June 2001. In fiscal 2002, our operations included Check Solutions for the entire fiscal year. In the majority of our customer arrangements, installation services are provided to the customer. However, in fiscal 2002 several large software licenses, including approximately $7.5 million of image processing software, were licensed without our implementation services, which partially offset our overall increase in software implementation fees. In fiscal 2003, the decline in software implementation fees paralled the decline in software license fees. We estimate growth in fiscal 2004 as the new product offerings, discussed under software license fees above, are developed and released.

  Out-of-Pocket Expense Reimbursements ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Out-of-Pocket Expense Reimbursements	$4.3	$6.5	$9.6	$(2.2)	(34.1)%	$(3.1)	(32.8)%

        The decrease in these reimbursements in both periods is primarily due to the decline in our GPC business segment. The majority of these GPC engagements required our employees to be at the customer location for extended periods of time, which gives rise to out-of-pocket expense reimbursements.

Cost of Revenues ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Revenue Enhancement	$19.0	$17.9	$31.4	$1.1	6.6%	$(13.5)	(43.1)%
% of revenue	49.4%	48.0%	108.5%
Global Payments Technologies	$38.0	$40.4	$38.1	$(2.4)	(6.0)%	$2.3	6.3%
% of revenue	44.0%	40.2%	54.6%
Global Payments Consulting	$6.6	$12.9	$20.9	$(6.3)	(49.2)%	$(8.0)	(38.2)%
% of revenue	160.2%	108.0%	83.6%
Total Cost of Revenues	$63.6	$71.2	$90.4	$(7.6)	(10.7)%	$(19.2)	(21.2)%
% of revenue	49.3%	47.6%	73.1%

        The decrease in total cost of revenues in absolute dollars of $7.6 million and the increase in total cost of revenue as a percentage of total revenue of 49.3% in fiscal 2003 from 47.6% in fiscal 2002 was primarily the result of lower personnel and outside independent contractor and consulting costs within the GPC business segment. However, these cost reduction efforts of 49.2% were less than the 65.8% reduction in total revenue within this business segment. The decrease in total cost of revenues in absolute dollars of $19.2 million and the decrease in total cost of revenue as a percentage of total revenue of 47.6% in fiscal 2002 from 73.1% in fiscal 2001 was primarily the result of cost reduction efforts within the GPC business segment in response to declining demand for our bank consolidation and staff augmentation consulting services. Additionally, in fiscal 2001, our Revenue Enhancement business segment recorded a charge of $12.1 million for the impairment of the value of the guaranteed royalty payments with Exchange Application, Inc., which is more fully described below. Finally, within the GPT business segment, fiscal 2002 does contain a fully year of costs for Check Solutions which was purchased in June 2001. This increase in costs in fiscal 2002 was balanced by a $2.9 million impairment charge for the Vault software product recorded in fiscal 2001. This charge is also more fully described below.

  Cost of Consulting ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Cost of Consulting	$20.5	$25.1	$34.3	$(4.6)	(18.3)%	$(9.2)	(27.0)%
% of consulting revenue	60.1%	63.9%	81.1%

        The cost of consulting consists primarily of personnel costs related to our consulting engagements within both our Revenue Enhancement and GPC business segments. The decline in absolute dollars of $4.6 million along with the decline in consulting costs as a percentage of consulting revenue in fiscal 2003 as compared to fiscal 2002 is the result of a $4.7 million or 48.1% decline in the consulting costs within the GPC business segment. These cost reduction efforts were primarily lower personnel and independent contractor costs in response to less demand for our bank consolidation and staff augmentation services. The decline in absolute dollars of $9.2 million in fiscal 2002 over fiscal 2001 along with the sharp decline in consulting costs as a percentage of consulting revenue, also reflected the decline of consulting costs within GPC. Revenue Enhancement cost of consulting has remained relatively flat for the period fiscal 2001 through fiscal 2003. However, in fiscal 2001, the Revenue Enhancement consulting revenues were $8.0 million lower than fiscal 2002, primarily due to weak demand as the result of the events of September 11, 2001, which also contributed to the improvement in the percentage of the cost of consulting as a percentage of consulting revenue in fiscal 2002.

  Cost of Software Licenses ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Cost of Software Licenses	$8.0	$7.7	$6.5	$0.3	4.1%	$1.2	18.3%
% of software license revenue	29.3%	20.3%	25.9%

        The cost of software licenses consist principally of amortization of capitalized and acquired software costs along with royalties payable to third parties. The increase in absolute dollars of $300,000 in fiscal 2003, as compared to fiscal 2002, is primarily due to the result of increased royalty expense. The increase in the cost of software licenses, as a percentage of software license revenue, is primarily the result of a 27.9% decline in software license revenue experienced in fiscal 2003. The increase in absolute dollars of $1.2 million in fiscal 2002, as compared to fiscal 2001, is the result of increased royalty expense and the fact that fiscal 2002 contains a full year of costs from the acquisition of Check Solutions in June 2001.

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 30% of the associated revenue. Approximately $2.6 million, $2.4 million and $1.7 million of royalty expense was recorded under these agreements in the fiscal years ended January 31, 2004, 2003 and 2002, respectively. Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

        Write-off of Capitalized Software Costs and Prepaid Software Royalties:    During the quarterly period ended July 31, 2001, in connection with our periodic impairment review of our portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on our calculation of the expected cash flows of the product, a $2.9 million non-cash charge was recorded. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

        Effective March 31, 2001, we entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance we became the exclusive provider of the EnAct customer relationship software and methodology to the banking industry. Under the EnAct agreement, we became obligated for guaranteed royalty payments of $12.5 million. Based on our periodic evaluation of the future cash flows associated with this product, a liability for the remaining $2.5 million obligation was accrued at October 31, 2001, and the carrying value of the prepaid software royalties, at that time, of $9.7 million was reduced to zero. This resulted in a charge of $12.1 million to costs of revenue during the quarterly period ended October 31, 2001. During December 2001, we negotiated with Xchange and received a commitment for $960,000 as a partial offset to expenses incurred to enhance and support the EnAct software for the existing customer base. We reflected the $960,000 reimbursement as a ratable reduction in costs of revenue over the period November 1, 2001 through April 30, 2002.

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

        These costs are summarized below (in thousands):

Write-off of Capitalized Software Costs and Prepaid Software Royalties
Year Ended January 31, 2002
Capitalized X-Port Vault product costs	$2,942
Write-off of prepaid software royalties with Exchange Applications, Inc.	12,089

Total recorded in the year ended January 31, 2002	$15,031

Year Ended January 31, 2003
Capitalized eiManager product costs	$586
Write-off of prepaid software royalties with Actuate Corporation.	368

Total recorded in the year ended January 31, 2003	$954

  Cost of Software Maintenance ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Cost of Software Maintenance	$13.1	$10.8	$8.3	$2.3	21.1%	$2.5	29.6%
% of software maintenance revenue	28.9%	25.7%	32.1%

        Cost of maintenance consists primarily of personnel and facility costs to provide telephone support, product defect support and other enhancements to our existing products which are not significant enough to extend the product's life cycle, or substantially increase its marketability. These costs are primarily contained within our GPT business segment. The increase in costs of maintenance in absolute dollars of $2.3 million in fiscal 2003, as compared to fiscal 2002, is the result of traditional research and development employees working on software development and enhancement projects classified as maintenance. We expect these costs to decline slightly during the first three quarters of fiscal 2004 as we increase the amount of effort to develop new products and then return to normal levels as these products are completed and made generally available to our customers. The increase in costs of maintenance in absolute dollars in fiscal 2002, as compared to fiscal 2001, was the result of our operations containing Check Solutions for the entire fiscal year. The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer. When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred. As a result, our cost of software maintenance as a percentage of related maintenance revenue will also fluctuate.

  Cost of Software Implementation ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Cost of Software Implementation	$17.7	$19.5	$15.3	$(1.8)	(9.1)%	$4.2	27.2%
% of software implementation revenue	97.9%	80.2%	74.0%

        Costs of software implementation consist primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations primarily within our GPT business segment. The decline in costs of software implementation in absolute dollars of $1.8 million in fiscal 2003, as compared to fiscal 2002, was primarily driven by a $1.0 million decline in the fourth quarter of fiscal 2003, as a result of the decline in new software license and implementation projects contracted and also the completion of an implementation project at the Federal Reserve. The increase in the percentage of software implementation costs, as a percentage of software implementation revenue, is the result of the decline of software implementation revenue discussed above. We anticipate that our costs of software implementation, as a percentage of software implementation revenue, to improve in fiscal 2004 with the majority of the improvement in the last half of the fiscal year.

        The increase in costs of software implementation in absolute dollars of $4.2 million in fiscal 2002, as compared to fiscal 2001, is the result of our operations in fiscal 2002 containing a full year of costs derived from Check Solutions acquired in June 2001.

  Out-of-Pocket Expenses ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Cost of Out-of-Pocket Expenses	$4.3	$7.2	$10.9	$(2.9)	40.2%	$(3.7)	(33.5)%
% of out-of-pocket expense reimbursements	101.9%	112.2%	113.4%

        These costs represent travel, meals and other sundry expenses incurred by our employees. These costs are invoiced to the customer, without mark-up, usually on a monthly basis. Certain customer contracts do contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer.

Operating Costs and Expenses ($ in millions):

  Selling, General and Administrative Expenses ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Selling, General and Administrative Expenses	$50.6	$50.3	$50.1	$0.3	0.5%	$0.2	0.4%
% of total revenue	39.2%	33.6%	40.5%

        Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, insurance, including directors and officers insurance, as well as professional services, such as legal and accounting expenses, and other related costs are classified within selling, general and administrative expense. Selling, general and administrative expenses have remained relatively flat for fiscal 2003, 2002 and 2001, and the fluctuation in the percent of total revenue was the result of fluctuations in total revenue.

        In fiscal 2003, we made strides to lower these costs through lower professional services (approximately $500,000) and better accounts receivable management which reduced our bad debt charge (approximately $700,000), however these cost savings were offset by increases in insurance costs (approximately $700,000). Additionally, in fiscal 2003, we formed Carretek LLC, a jointly owned company to offer financial institutions offshore-centric outsourcing of their business processes and IT needs. Carretek LLC increased these costs by approximately $500,000 in fiscal 2003.

        In fiscal 2002, our operations included Check Solutions for the entire fiscal year and selling, general and administrative costs attributed to Check Solutions increased 11% to $10.9 million from $9.8 million in fiscal 2001. We have continued to control costs through reduced staffing levels, although these efforts have been offset by increases in professional services and also increased health insurance and directors and officers insurance.

        We expect to continue to reduce our selling, general and administrative expense base in order to better align our cost structure with our current revenue levels. However, these actions may be more than offset by increases in fiscal 2004 resulting from professional fees associated with our litigation, Sarbanes-Oxley compliance and increases in our director and officer insurance for a full fiscal year.

  Research and Development ($ in millions):

				2003 vs. 2002		2002 vs. 2001
	FY 2003	FY 2002	FY2001	$	%	$	%
Research and Development Expenses	$7.2	$11.3	$10.8	$(4.1)	(36.4)%	$0.5	4.3%
% of total revenue	5.6%	7.5%	8.8%

        Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization. In fiscal 2003, research and development costs have decreased as compared to fiscal 2002 as a result of a concentration of projects classified as cost of software maintenance. Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product's life cycle and/or substantially increase its marketability. In fiscal 2002, our operations included Check Solutions for the entire fiscal year.

        In accordance with SFAS No. 86, "Accounting for Costs of Computer Equipment to be Sold, Leased or Otherwise Marketed," we capitalized $1.0 million in fiscal 2003 as compared to $103,000 in fiscal 2002 and $4.0 million in fiscal 2001. In fiscal 2003, the majority of our capitalization is related to our first version of ExchgLink, our product offering to send and receive check images. We expect this product to become generally available in the second or third quarter of fiscal 2004. We have several other development initiatives planned for fiscal 2004 such as the second version of ExchgLink, Express Research, an image-enabled back office application, Source Capture which enables customers to capture check images at corporate sites, bank branches and ATM's and an anti-money laundering application. Considering these initiatives, we expect the amount of research and development costs to increase in fiscal 2004.

        The capitalization of CheckFlow Services Packs No. 1 and No. 2 was $1.1 million in fiscal 2001. This version was never released due to our decision to no longer actively market the base CheckFlow product in July 2001. These costs were written off as a component of merger, restructuring and other charges in the second quarter of fiscal 2001. Other capitalized research and development projects in fiscal 2001 consisted of $1.1 million for iCom, an enterprise wide cash inventory management tool and $1.7 million related to four products within our Fraud Mitigation Solution line. Software development costs of a product are capitalized from the time technological feasibility is reached until the general release of the product. We establish technological feasibility through the process of creating a detailed program design and reviewing the detailed program design for any high risk development issues. Capitalization only occurs if we believe costs capitalized are recoverable through future sales of the software product under development.

        Amortization of Goodwill and Intangible Assets:    Amortization of goodwill and intangible assets was $1.4 million in each of fiscal 2003 and 2002, and decreased $2.9 million from $4.3 million in fiscal 2001. The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition. The reduction in amortization of $2.9 million was caused by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141 and No. 142 effective February 1, 2002. With the adoption of these standards, goodwill and other indefinite lived intangibles ceased to be amortized. See further discussion in Note 2 and 4 to our Consolidated Financial Statements regarding the adoption of SFAS No. 141 and No. 142.

        Goodwill Impairment:    During the fourth quarter of fiscal 2002, we performed our annual evaluation for goodwill impairment resulting in a charge of $46.0 million. The impairment charge was recorded to the Global Payments Technologies ("GPT") segment as all of the Company's goodwill has been assigned to the GPT segment. The fair value of the reporting unit to which goodwill is assigned was determined to be less than its carrying amount. Thus, an allocation of the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit was made to determine the excess of fair value over amounts allocated to net assets. The excess represents the estimated fair value of the goodwill which was compared to recorded goodwill as of the evaluation date of November 1, 2002 and resulted in an impairment charge of $46.0 million. The fair values used in this evaluation were estimated based upon the consideration of a number of fair value estimation techniques including a discounted cash flow analysis and consideration of the market price of our stock. The assumptions in the discounted cash flow analysis include future revenue volume levels, price levels and rates of increases in operating expenses to compute projected cash flows for the reporting unit and other intangible assets within the reporting unit. A discount rate of 26% was applied to determine discounted cash flows.

        During the fourth quarter of fiscal 2003, we performed our annual evaluation for goodwill impairment. No impairment resulted from this assessment. We believe that our assumptions used to estimate future cash flows for this evaluation are reasonable. However, if market conditions deteriorate or if changes occur in the estimated projections with respect to GPT business, we may be required to record additional impairment charges in fiscal 2004, the amount of which could be material to our results of operations.

        Merger, Restructuring and Other Charges:    We recorded various Merger, restructuring and other charges during the fiscal years ended January 31, 2004, 2003 and 2002 as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Fiscal Year Ended January 31, 2002:
Quarterly period ended July 31, 2001	$1,925	$9,705	$240	$298	$12,168
Quarterly period ended October 31, 2001	—	4,239	—	—	4,239
Quarterly period ended January 31, 2002	3,483	74	200	—	3,757

Total year ended January 31, 2002	$5,408	$14,018	$440	$298	$20,164

Fiscal Year Ended January 31, 2003:
Quarterly period ended January 31, 2003	$633	$—	$—	$—	$633

Total year ended January 31, 2003	$633	$—	$—	$—	$633

Fiscal Year Ended January 31, 2004:
Quarterly period ended April 30, 2003	$545	$—	$—	$—	$545
Quarterly period ended July 31, 2003	648	—	—	—	648
Quarterly period ended October 31, 2003	(251)	—	(119)	—	(370)
Quarterly period ended January 31, 2004	390	—	—	97	487

Total year ended January 31, 2004	$1,332	$—	$(119)	$97	$1,310

  Fiscal Year Ended January 31, 2002

        In connection with the acquisition of Check Solutions during the quarter ended July 31, 2001, we recorded $12.2 million in merger-related costs (consisting of $10.2 million attributable to cost of revenues and $2.0 million attributable to selling, general and administrative costs).

        Included in this charge was $1.9 million of cash termination benefits associated with the separation of 50 employees. Most of the affected employees left their positions during the quarterly period ended October 31, 2001.

        After an extensive review of the CheckFlow Suite product line, management determined that the CheckFlow Suite was no longer viable in the market in the form originally developed. We developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 ("the Agreement"). Pega filed suit to restrain us from developing, marketing, licensing, advertising, leasing, or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly competed with the products jointly developed under the Agreement. The charges related to the discontinuance of the CheckFlow Suite and the estimated settlement with Pega, as of July 31, 2001, were as follows (in thousands):

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

        Included in the merger, restructuring and other charges recorded is a facility closure charge of $240,000 for office space, which would no longer be utilized.

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

  Fiscal Year Ended January 31, 2003

        During the quarterly period ended January 31, 2003, we recorded a charge of $633,000 relating to a reduction in the workforce for 44 employees that were terminated. Additionally, we recorded a charge for approximately $2.3 million for legal and professional fees related to the special investigation and restatement efforts.

  Fiscal Year Ended January 31, 2004

        We recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting ("GPC") business segments. During the quarterly period ended April 30, 2003, we recorded a charge of $139,000 relating to legal and professional fees relating to our restatement efforts and the shareholder legal actions described in Note 11.

        We recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within both the Corporate and GPC business segments. During the quarterly period ended July 31, 2003, we recorded a charge of $130,000 relating to legal fees relating to the shareholder legal actions described in Note 11.

        As part of our settlement with one of the CheckFlow Suite customers, the customer agreed to pay us for the replacement product and installation. These payments are recorded directly to this reserve and all future expenditures to install the replacement product will be charged against this reserve. During the quarterly period ended July 31, 2003, $366,000 was received from this customer.

        We recorded $170,000 in restructuring and other charges during the three month period ended October 31, 2003, principally associated with the separation of 3 employees, within the Corporate business segment. During the quarterly period ended October 31, 2003, we recorded a charge of $141,000 relating to legal fees relating to the shareholder legal actions described in Note 11.

        Additionally, during the three months ended October 31, 2003, we reversed $421,000 primarily related to the true-up of termination benefits as actual costs were lower than estimated amounts. Additionally, $119,000 was reversed when estimated costs to close certain facilities were lower than our original estimates. The effect of these revisions in estimates, net of tax, was $0.02 per share on a fully diluted basis, for the year ended January 31, 2004.

        We recorded $390,000 of restructuring and other charges during the three months ended January 31, 2004, principally associated with the separation of 11 employees. We also discontinued the marketing of one of our software offerings and recorded a $97,000 charge. Finally, we recorded a charge of $181,000 relating to legal fees related to the shareholder legal actions described in Note 11.

        The activity related to the accrued merger and restructuring charge reserve balance during the years ended January 31, 2004, 2003 and 2002 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Reserve balance at January 31, 2001	$—	$—	$—	$—	$—
Additions to reserve balance:
Merger, restructuring and other charges	5,408	14,018	440	298	20,164
Reductions to reserve balances:
Cash paid	(1,738)	(2,902)	(73)		(4,713)
Non-cash charges against reserve	—	(3,903)	—	(298)	(4,201)

Reserve Balance at January 31, 2002	3,670	7,213	367	—	11,250
Additions to reserve balance:
Merger, restructuring and other charges	633	—	—	—	633
Reductions to reserve balances:
Cash paid	(3,222)	(6,068)	(243)	—	(9,533)

Reserve Balance at January 31, 2003	1,081	1,145	124	—	2,350
Additions to reserve balance:
Severance charges	1,753	—	—	—	1,753
Discontinuation of software product	—	—	—	97	97
Cash received from customer	—	366	—	—	366
Reductions to reserve balances:
Change in estimate	(421)	—	(119)	—	(540)
Cash paid	(1,913)	(215)	—	—	(2,128)

Reserve Balance at January 31, 2004	$500	$1,296	$5	$97	$1,898

        Other Income (Expense):    Interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest income decreased 35.7% to $266,000 in fiscal 2003 from $414,000 in fiscal 2002 and decreased 73.8% from $1.6 million in fiscal 2001. The decreases primarily result from lower interest rates and lower average cash, cash equivalents and investment balances resulting from the use of $65.2 million of cash and short-term investments to fund the Check Solutions acquisition in June 2001.

        Interest expense is primarily the result of borrowings used to fund the Check Solutions acquisition in June 2001. Interest expense decreased 52.8% to $1.2 million in fiscal 2003 from $2.6 million in fiscal 2002 and increased 14.0% from $2.3 million in fiscal 2001. The decline in interest expense in fiscal 2003 was primarily due to a $18.8 million reduction in debt in fiscal 2003 and lower average interest rates. A full year of interest expense on long-term borrowings associated with financing a portion of the Check Solutions acquisition is reflected in fiscal 2002 as compared to just eight months in fiscal 2001. This increase was partially offset by lower interest rates and the reduction of $19.0 million on the revolving credit agreement during fiscal 2002.

        Other income (expense) is comprised of our share of income and expense in both our investments in Cash Services Australia Pty Ltd. and Carretek LLC, along with foreign exchange gains and losses. In fiscal 2003, the increase was primarily the result of the $263,000 recorded as minority interest in the net loss of Carretek LLC operations. In fiscal 2002, the increase was the result of a $300,000 foreign exchange gain as compared to a $100,000 foreign exchange loss in fiscal 2001.

        Provision (Benefit) for Income Taxes:    The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. Our effective income tax rate was 5.1% in fiscal 2003, 4.2% in fiscal 2002 and 3.3% in fiscal 2001. The lower tax rate in fiscal 2003 was primarily due to net operating losses offsetting the taxable income generated. The lower tax rates in fiscal 2002 and 2001 were due to losses we incurred from which we have not yet obtained a tax benefit. For us to realize the benefit of our net operating loss carryforward and other deferred tax assets recorded as of January 31, 2004, we must generate future taxable income. Due to significant losses incurred in both fiscal 2002 and 2001, we concluded that the "more likely than not" criteria required for recognition of deferred tax assets under SFAS No. 109, Accounting for Income Taxes was not met at both January 31, 2004 and 2003. Thus, a valuation allowance was recorded in both fiscal 2002 and 2001 to fully reserve the net deferred tax assets which resulted in the unbenefitted losses.

        On March 7, 2002, the federal tax law changed to allow net operating losses for taxable years ended in 2001 and 2002 to be carried back an additional three years. Consistent with the requirements of SFAS No. 109, the impact of this change in tax law and related five year carryback was not used in the determination of the Company's tax provision and related deferred tax valuation allowance for the year ended January 31, 2002. The impact from this change in tax law, including any reduction in the valuation allowance as a result of the expanded carryback period, was reflected in our tax provision for the quarterly period ended April 30, 2002. This resulted in a tax benefit of approximately $1.9 million in fiscal 2002 which was partially offset by state and foreign taxes.

        At January 31, 2004, we had available net operating loss carryforwards of approximately $14.8 million, which begin to expire in 2022.

Selected Consolidated Quarterly Results of Operations (unaudited)

        The following table sets forth unaudited quarterly data for each of our last eight quarters ended January 31, 2004. We believe all material adjustments necessary to present fairly the results of operations of the Company have been made.

	Three Months Ended
	Jan. 31, 2004	Oct. 31, 2003	July 31, 2003	April 30, 2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Consulting fees	$12,715	$6,396	$8,202	$6,751
Software license fees	5,410	7,026	8,351	6,578
Software maintenance fees	10,358	11,770	14,284	8,710
Software implementation fees	3,718	4,983	4,508	4,894
Out-of-pocket expense reimbursements	887	1,228	816	1,323

Total revenues	33,088	31,403	36,161	28,256
Cost of revenues:
Consulting fees	5,277	4,936	5,288	4,969
Software license fees	2,357	2,037	1,905	1,721
Software maintenance fees	3,408	3,458	3,070	3,115
Software implementation fees	3,451	4,413	5,027	4,824
Out-of-pocket expenses	922	1,122	1,038	1,253

Total cost of revenues	15,415	15,966	16,328	15,882

Gross profit	17,673	15,437	19,833	12,374

Operating costs and expenses:
Selling, general and administrative	13,634	12,153	12,695	12,086
Research and development	1,936	1,734	1,716	1,805
Amortization of intangible assets	350	350	350	350
Restructuring and other charges(2)	668	(229)	778	684

Total operating costs and expenses	16,588	14,008	15,539	14,925

Income (loss) from operations	1,085	1,429	4,294	(2,551)
Other income (expense), net	147	54	(230)	(322)

Income (loss) before provision (benefit) for income taxes	1,232	1,483	4,064	(2,873)
Provision (benefit) for income taxes(3)	(173)	146	133	94

Net income (loss)	$1,405	$1,337	$3,931	$(2,967)

Basic earnings (loss) per share(4)	$0.06	$0.06	$0.17	$(0.13)

Diluted earnings (loss) per share(4)	$0.05	$0.05	$0.17	$(0.13)

Shares used in computing basic earnings per share(4)	24,036	23,812	23,547	23,547

Shares used in computing diluted earnings per share(4)	25,979	24,645	23,723	23,547

	Three Months Ended
	Jan. 31, 2003(1)	Oct. 31, 2002	July 31, 2002	April 30, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Consulting fees	$8,527	$8,136	$12,946	$9,595
Software license fees	5,516	6,330	12,058	14,042
Software maintenance fees	8,477	11,624	11,090	10,667
Software implementation fees	4,829	6,589	5,695	7,197
Out-of-pocket expense reimbursements	1,102	1,498	1,670	2,188

Total revenues	28,451	34,177	43,459	43,689
Cost of revenues:
Consulting fees	5,444	5,650	7,119	6,854
Software license fees	2,076	1,864	2,068	1,693
Write-off of capitalized software costs and Prepaid software royalties(2)	954	—	—	—
Software maintenance fees	3,043	2,486	2,475	2,769
Software implementation fees	5,016	4,651	4,691	5,138
Out-of-pocket expenses	1,390	1,582	1,939	2,337

Total cost of revenues	17,923	16,233	18,292	18,791

Gross profit	10,528	17,944	25,167	24,898

Operating costs and expenses:
Selling, general and administrative	12,349	12,573	12,558	12,846
Research and development	1,920	3,226	3,175	2,986
Amortization of intangible assets(5)	350	350	350	350
Goodwill impairment(6)	46,000	—	—	—
Restructuring and other charges(2)	2,945	—	—	—

Total operating costs and expenses	63,564	16,149	16,083	16,182

Income (loss) from operations	(53,036)	1,795	9,084	8,716
Other income (expense), net	—	(414)	(620)	(630)

Income (loss) before provision (benefit) for income taxes	(53,036)	1,381	8,464	8,086
Provision (benefit) for income taxes(3)	(809)	392	547	(1,605)

Net income (loss)	$(52,227)	$989	$7,917	$9,691

Basic earnings (loss) per share(4)	$(2.22)	$0.04	$0.34	$0.43

Diluted earnings (loss) per share(4)	$(2.22)	$0.04	$0.33	$0.43

Shares used in computing basic earnings per share(4)	23,547	23,544	23,397	22,302

Shares used in computing diluted earnings per share(4)	23,547	23,907	24,005	22,697

        Our quarterly results above may vary significantly depending primarily on factors, such as:

  •
  timing of contract execution and revenue recognition;

  •
  increases in costs beyond anticipated levels, especially in the context of costs incurred under value-pricing contracts, or fluctuations in software royalty expense due to a change in future product mix;

  •
  the timing and degree of customer acceptance of new solutions;

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

        Risks over which we have little or no control, including customer budget cycles and priorities, can significantly affect operating results. Because of the above factors, along with items such as merger, restructuring and other charges and write-off of capitalized software costs and prepaid software royalties, the results of any particular quarter may not be indicative of the results for the full year.

(1)
See Note 2 of the Notes to Consolidated Financial Statements for information regarding reclassification of certain prior year amounts to conform to current year presentation.

(2)
See Notes 13 and 14 of our Notes to Consolidated Financial Statements for information concerning the Merger, Restructuring and Other Charges and Write-off of Capitalized Software Costs and Prepaid Software Royalties for the year ended January 31, 2002.

(3)
See Note 6 of our Notes to Consolidated Financial Statements for information concerning the provision (benefit) for income taxes for the year ended January 31, 2002.

(4)
See Notes 2 and 10 of our Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted earnings per share.

(5)
Effective February 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). Under SFAS 142 we no longer amortize goodwill and intangible assets with indefinite lives. These assets are subject to annual impairment tests. See Note 4 of our Notes to Consolidated Financial Statements.

(6)
See Note 4 of our Notes to Consolidated Financial Statements for information concerning goodwill impairment.

Liquidity and Capital Resources

        Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. At January 31, 2004, we had working capital of $11.9 million compared to $17.4 million at January 31, 2003. We had $28.6 million in cash and cash equivalents at January 31, 2004, an increase of $1.6 million from $27.0 million in cash and cash equivalents at January 31, 2003. At January 31, 2004, we had $6.3 million of long-term debt compared to $25.0 million at January 31, 2003. We expect that existing cash and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

        Cash provided by operating activities was $20.6 million in fiscal 2003 compared to cash provided by operating activities of $12.3 million in fiscal 2002 and cash used in operating activities of $7.9 million in fiscal 2001. Operating cash flows increased during the fiscal 2003 primarily as a result of increased maintenance invoice collections. The increase in cash generated from operating activities in fiscal 2002, as compared to fiscal 2001, primarily reflected our efforts to reduce headcount. This increase was offset by the payment of incentive compensation to both current and former Check Solutions employees.

        Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days' sales outstanding (DSO):

Quarter ended	DSO
January 31, 2004	59
October 31, 2003	56
July 31, 2003	43
April 30, 2003	51
January 31, 2003	72

        Cash used in investing activities during fiscal 2003 was $3.7 million, and was primarily related to $1.2 million of routine purchases of property and equipment along with $1.0 million of capitalized software costs and a $1.5 million purchase of acquired developed software related to an anti-money laundering product. Cash used in investing activities during fiscal 2002 was $3.6 million, and was primarily related to the purchases of property and equipment. Cash used in investing activities during fiscal 2001 was $72.6 million, and was primarily related to the acquisition of Check Solutions Company. We expect purchases of property and equipment to increase in fiscal 2004 as we replace certain developmental hardware and software within our technology group based in Charlotte, NC. We believe that capitalized software development costs will increase in fiscal 2004.

        Financing activities used cash of $15.2 million in fiscal 2003, and used cash of $7.4 million in fiscal 2002 and provided cash of $43.0 million in fiscal 2001. The cash used in financing activities in fiscal 2003 was comprised of $18.8 million of payments on our revolving credit agreement offset by $3.9 million of stock option exercise proceeds. In addition, we incurred $456,000 of deferred loan costs when the revolving credit agreement was amended in July 2003. The cash used in financing activities during fiscal 2002 was comprised of $19.0 million of payments on our revolving credit agreement offset by $2.3 million of stock option proceeds and proceeds from a private placement of our common stock on April 5, 2002. The net proceeds from the private placement of $9.3 million were used to satisfy obligations due certain employees of Check Solutions of approximately $6.7 million with the remainder used for working capital. Cash provided by financing activities in fiscal 2001 resulted primarily from $45.0 million drawn on our revolving credit agreement entered into to partially fund the Check Solutions acquisition.

        On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. On July 31, 2003, the revolving credit agreement was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of the outstanding borrowings to July 31, 2006. At January 31, 2004 and 2003, we had outstanding borrowings of $6.3 million and $25.0 million, respectively, under the credit agreement. Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); or London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Substantially all of our assets collateralize this revolving credit agreement. As of

January 31, 2004, we are in compliance with the covenants of the revolving credit agreement, as amended. Any instances of non-compliance could negatively impact our liquidity. In February 2004, we paid down the remaining $6.3 million outstanding under this agreement.

        At January 31, 2004, we had material commitments for our operating leases, as described in Note 9 in our Notes to Consolidated Financial Statements, including commitments of approximately $3.9 million in fiscal 2004. In fiscal 2004, we expect capital expenditures to be higher than fiscal 2003 as we replace certain developmental hardware and software within our technology group based in Charlotte, NC. The following summarizes our contractual obligations at January 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years
Revolving credit agreement	$6.3	$—	$6.3	$—	$—
Operating leases	17.3	3.9	6.3	4.9	2.2

	$23.6	$3.9	$12.6	$4.9	$2.2

        On April 5, 2002, we sold 1,282,214 shares of our common stock to a group of investors in a private transaction. We utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy existing obligations due to certain former employees of Check Solutions, with the remainder being used for working capital. See Note 7 in Notes to our Consolidated Financial Statements.

        We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2004. However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all. The Company is presently involved in a number of lawsuits, including several class action lawsuits. The outcomes or resolutions of the lawsuits are unknown, but could include judgments against us, or settlements that could require substantial payments by us. See Note 11 in our Notes to Consolidated Financial Statements. The timing of the final resolution of these matters is uncertain. We believe that a material adverse outcome or outcomes with respect to the lawsuits could have a material adverse effect on our financial results, our business or our management, including but not limited to, significantly impacting our liquidity in a negative manner as well as causing covenant violations under our revolving credit agreement, possibly resulting in a default thereunder. Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and could change our financing needs. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary. The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

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

        Revenue Recognition

        Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," SAB No. 104, Revenue Recognition and Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables." In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction—Type and Certain Production—Type Contracts."

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

        In certain instances, especially with recently developed software, we defer software revenue recognition until the services are completed and the project is accepted by the customer.

        Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting. We determine whether there is vendor specific objective evidence of fair value ("VSOEFV") for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant production, modification or customization of the software is required, we defer revenue recognition of the software license fees. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in our price book. Evidence of VSOEFV for services (installation, implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. We establish VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

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

        Software Implementation Fees.    In connection with the sale of a software license, a customer may elect to purchase software implementation services, including software enhancements and other software services. Most of the customers that purchase software licenses from us also purchase software implementation services. We price our implementation services on a time-and-material or on a fixed-price basis, and we recognize the related revenues as services are performed. Costs associated with these engagements are expensed as incurred.

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

        Software Costs Capitalized, Goodwill, Other Intangible Assets and Other Long-Lived Assets

        Software costs capitalized include developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We capitalize our software development costs, other than costs for internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Our policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detailed program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years).

        Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142. The initial impairment analysis did not result in any write-down of capitalized costs. We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment. We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated. If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset. During the period ended January 31, 2003, events and circumstances caused us to revaluate goodwill resulting in an impairment charge of $46.0 million. During the fourth quarter of the year ended January 31, 2004, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired. Goodwill at January 31, 2004 totaled $21.2 million. Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

        Restructuring and Other Charges

        During fiscal year 2001, we recorded reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings. Additional reserves were recorded during fiscal 2002 and 2003. These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. Although we do not anticipate any significant changes, the actual costs may differ from these estimates.

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

Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The adoption of SFAS 146 did not have a material impact on our financial statements.

        In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." The adoption of EITF 00-21 did not have a significant impact on our accounting for multiple element arrangements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following is a summary of the agreements that we have determined are within the scope of FIN 45:

  •
  Under the terms of the majority of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, we will indemnify our customer licenses, against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in all of our software license agreements. In the event the customer cannot use the software or service due to infringement and we cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer pro-rata refund of the fees paid by the customer for the infringing license or service. We have not recorded any liabilities associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

  •
  We have agreed to indemnify members of the board of directors, as well as officers of Carreker Corporation, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of Carreker Corporation) by reason of the fact that they are an agent of ours, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. We maintain insurance coverage for directors and officers liability ("D&O insurance"). No maximum liability is stipulated in these agreements that include indemnifications of members or the board of directors and officers of Carreker Corporation. We have not recorded any liability associated with these indemnifications as we are not aware of any pending or threatened actions or claims against our board of directors or officers that are probable losses in excess of amounts covered our its D&O insurance. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements are minimal.

        In June 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("FIN 46") that requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. FIN 46 was effective immediately for variable interest entities created after January 31, 2003 and is applicable for all variable interest entities, regardless of the date of creation, for the first reporting period ending after March 15, 2004. We expect to adopt the provisions of FIN 46 as of April 30, 2004. The effect of adopting the provisions of FIN 46 is not expected to be material to our financial position.

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

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At January 31, 2004, we did not hold any fixed-rate investments.

        We had $6.3 million outstanding under our revolving credit agreement at January 31, 2004 although, this remaining balance was paid in February 2004. As described in Note 5 of our Notes to Consolidated Financial Statements, the interest rate under the revolving credit agreement is variable. At January 31, 2004, the interest rate of the debt was 4.4%.

  Foreign Currency Risk

        We currently have sales and marketing operations in several international locations including Canada, United Kingdom, South Africa and Australia. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Due to the nature of these operations, we currently utilize the U.S. Dollar as the functional currency for all international operations.

        An insignificant portion of our accounts receivable balance at January 31, 2004, was denominated in a foreign currency. Our exposure to adverse movements to foreign exchange rates is not significant. Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

        Foreign exchange gains were $185,000 and $324,000 in the years ended January 31, 2004 and 2003, respectively. Foreign exchange losses were $90,000 in the year ended January 31, 2002.

Item 8. Financial Statements and Supplementary Data.

CARREKER CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Carreker Corporation

        We have audited the accompanying consolidated balance sheets of Carreker Corporation (the Company), as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carreker Corporation at January 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                      /s/ ERNST & YOUNG LLP

Dallas, Texas
March 12, 2004

CARREKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$28,605	$26,986
Accounts receivable, net of allowance of $1,512 and $1,761 at January 31, 2004 and January 31, 2003, respectively	21,751	22,759
Prepaid expenses and other current assets	3,545	3,380

Total current assets	53,901	53,125
Property and equipment, net of accumulated depreciation of $17,140 and $14,704 at January 31, 2004 and January 31, 2003, respectively	6,690	8,975
Capitalized software costs, net of accumulated amortization of $11,050 and $10,025 at January 31, 2004 and January 31, 2003, respectively	2,028	2,010
Acquired developed technology, net of accumulated amortization of $11,153 and $6,867 at January 31, 2004 and January 31, 2003, respectively	14,547	17,333
Goodwill, net of accumulated amortization of $3,405 at January 31, 2004 and January 31, 2003	21,193	21,193
Customer relationships, net of accumulated amortization of $3,733 and $2,333 at January 31, 2004 and January 31, 2003, respectively	4,667	6,067
Deferred loan costs, net of accumulated amortization of $1,028 and $676 at January 31, 2004 and January 31, 2003, respectively	680	576
Other assets	873	829

Total assets	$104,579	$110,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$913	$725
Accrued compensation and benefits	9,219	7,603
Other accrued expenses	4,621	6,030
Income tax payable	80	—
Deferred revenue	25,231	17,600
Accrued merger and restructuring costs	1,898	3,735

Total current liabilities	41,962	35,693
Long-term debt	6,250	25,000
Deferred revenue	—	817
Other long-term liabilities	49	—

Total liabilities	48,261	61,510
Commitments and Contingencies
Stockholders' equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 24,357 and 23,574 shares issued at January 31, 2004 and January 31, 2003, respectively	244	236
Additional paid-in capital	108,757	105,263
Accumulated deficit	(52,680)	(56,386)
Less treasury stock, at cost: 1 and 27 common shares at January 31, 2004 and January 31, 2003, respectively	(3)	(515)

Total stockholders' equity	56,318	48,598

Total liabilities and stockholders' equity	$104,579	$110,108

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended January 31,
	2004	2003	2002
Revenues:
Consulting fees	$34,064	$39,204	$42,342
Software license fees	27,365	37,946	25,153
Software maintenance fees	45,122	41,858	25,908
Software implementation fees	18,103	24,310	20,723
Out-of-pocket expense reimbursements	4,254	6,458	9,611

Total revenues	128,908	149,776	123,737
Cost of revenues:
Consulting fees	20,470	25,067	34,322
Software license fees	8,020	7,701	6,510
Write-off of capitalized software costs and prepaid software royalties	—	954	15,031
Software maintenance fees	13,051	10,773	8,311
Software implementation fees	17,715	19,496	15,328
Out-of-pocket expenses	4,335	7,248	10,899

Total cost of revenues	63,591	71,239	90,401

Gross profit	65,317	78,537	33,336
Operating costs and expenses:
Selling, general and administrative	50,568	50,326	50,112
Research and development	7,191	11,307	10,843
Amortization of goodwill and intangible assets	1,400	1,400	4,339
Goodwill impairment	—	46,000	—
Merger, restructuring and other charges	1,901	2,945	22,464

Total operating costs and expenses	61,060	111,978	87,758

Income (loss) from operations	4,257	(33,441)	(54,422)
Other income (expense):
Interest income	266	414	1,580
Interest expense	(1,218)	(2,583)	(2,265)
Other income (expense)	601	505	(111)

Total other income (expense)	(351)	(1,664)	(796)
Income (loss) before provision (benefit) for income taxes	3,906	(35,105)	(55,218)
Provision (benefit) for income taxes	200	(1,475)	(1,842)

Net income (loss)	$3,706	$(33,630)	$(53,376)

Basic earnings (loss) per share	$0.16	$(1.45)	$(2.44)

Diluted earnings (loss) per share	$0.15	$(1.45)	$(2.44)

Shares used in computing basic earnings (loss) per share	23,736	23,198	21,853

Shares used in computing diluted earnings (loss) per share	24,384	23,198	21,853

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock
			Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 31, 2001	21,738	217	90,873	—	30,620	18	(472)	121,238
Director option grant	—	—	56	(56)	—	—	—	—
Compensation earned under employee/director stock option plans	—	—	68	56	—	—	—	124
Purchases of treasury stock	—	—	—	—	—	9	(43)	(43)
Issuance of shares of common stock upon exercises of stock options	186	2	1,161	—	—	—	—	1,163
Tax benefit from exercises of stock options	—	—	1,522	—	—	—	—	1,522
Net loss	—	—	—	—	(53,376)	—	—	(53,376)

Balance at January 31, 2002	21,924	219	93,680	—	(22,756)	27	(515)	70,628
Sale of common stock	1,282	13	9,310	—	—	—	—	9,323
Issuance of shares of common stock upon exercises of stock options	368	4	2,273	—	—	—	—	2,277
Net loss	—	—	—	—	(33,630)	—	—	(33,630)

Balance at January 31, 2003	23,574	$236	$105,263	$—	$(56,386)	27	$(515)	$48,598
Reissuance of treasury stock as restricted stock	—	—	(512)	—	—	(26)	512	—
Cancellation of restricted stock	(10)	—	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	218	2	135	—	—	—	—	137
Issuance of shares of common stock upon exercises of stock options	575	6	3,871	—	—	—	—	3,877
Net income	—	—	—	—	3,706	—	—	3,706

Balance at January 31, 2004	24,357	$244	$108,757	$—	$(52,680)	1	$(3)	$56,318

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2004	2003	2002
Operating Activities:
Net income (loss)	$3,706	$(33,630)	$(53,376)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,443	4,361	3,801
Amortization of capitalized software costs and acquired developed technology	5,311	5,882	5,846
Amortization of goodwill and customer relationships	1,400	1,400	4,338
Goodwill impairment	—	46,000	—
Compensation earned under employee/director stock option plan	137	—	124
Tax benefit from exercises of stock options	—	—	1,522
Deferred income taxes	—	—	48
Non-cash portion of merger and restructuring costs	—	—	15,451
Minority share of loss in Carretek LLC	(263)	—	—
Change in estimate related to restructuring and other charges	(540)	—	—
Write-off of capitalized software costs and prepaid software royalties	—	954	2,131
Provision (credit) for doubtful accounts	(60)	630	1,797
Amortization of deferred loan costs	352	432	244
Loss on sale of assets	—	1	11
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,068	13,632	6,943
Prepaid expenses and other assets	5	939	(208)
Accounts payable and accrued expenses	(1,062)	(22,755)	3,066
Income taxes payable/receivable	241	4,823	(313)
Deferred revenue	6,814	(10,330)	717

Net cash (used in) provided by operating activities	20,552	12,339	(7,858)
Investing Activities:
Sales and maturities of short-term investments	—	—	15,407
Acquisition, net of cash acquired	—	—	(78,051)
Purchases of property and equipment	(1,158)	(3,527)	(5,967)
Computer software costs capitalized	(1,043)	(103)	(3,964)
Purchase of acquired developed software	(1,500)	—	—
Proceeds from disposition of assets	—	3	22

Net cash used in investing activities	(3,701)	(3,627)	(72,553)
Financing Activities:
Purchases of treasury stock	—	—	(43)
Proceeds from issuance of long-term debt	—	—	45,000
Payments on long-term debt	(18,750)	(19,000)	(1,000)
Payment of deferred loan costs	(456)	—	(1,253)
Proceeds from exercises of stock options	3,877	2,277	1,163
Proceeds from sale of common stock	—	9,323	—
Payments on notes payable	—	—	(880)
Minority interest and minority shareholder loan to Carretek LLC	97	—	—

Net cash provided by (used in) financing activities	(15,232)	(7,400)	42,987

Net increase (decrease) in cash and cash equivalents	1,619	1,312	(37,424)
Cash and cash equivalents at beginning of year	26,986	25,674	63,098

Cash and cash equivalents at end of year	$28,605	$26,986	$25,674

Supplemental disclosures of cash flow information:
Cash paid for interest	$950	$2,206	$1,618

Cash paid (received) for income taxes, net	$259	$(6,071)	$(2,980)

See accompanying notes.

CARREKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

        Carreker Corporation ("the Company," "Carreker," "our," "we") provides payments-related software and consulting solutions to financial institutions and financial service providers. These solutions help the Company's customers set winning strategies in their payment businesses; improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and/or improve the alignment of product offerings with customer needs.

2. Summary of Significant Accounting Procedures

  Principles of Consolidation and Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        In the year ended January 31, 2004, the consolidated financial statements also contain Carretek LLC which is a 51% owned subsidiary. The minority interest and minority interest in income (loss) of Carretek LLC represents the 49% minority stockholders' investment and share of the loss of this consolidated subsidiary for the year ended January 31, 2004.

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

        Certain prior year amounts have been reclassified to conform to the current year presentation. Franchise tax expense of $225,000 and $200,000 were reclassified from income taxes to selling, general and administrative expense in the years ended January 31, 2003 and 2002, respectively.

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

  Foreign Currency Translation

        The Company considers the U.S. Dollar to be the functional currency for its international subsidiaries. All remeasurement adjustments are recorded in the consolidated statement of operations.

  Accounts Receivable and Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places temporary cash investments with financial institutions and limits its exposure with any one financial institution.

        A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral. Because the Company's accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company's products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk. Most of the Company's contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three years ended January 31, 2004, 2003 and 2002 were $189,000, $1.2 million and $1.0 million, respectively.

        The fair value of accounts receivable approximates the carrying amount of accounts receivable.

        Accounts receivable, net of related deferred revenue and allowances, consist of the following (in thousands):

	January 31,
	2004	2003
Gross accounts receivable	$65,109	$74,918
Less related deferred revenue	(41,846)	(50,398)
Less allowance for doubtful accounts	(1,512)	(1,761)

Net accounts receivable	$21,751	$22,759

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

	January 31,
	2004	2003
Furniture	$5,070	$5,071
Equipment and software	17,686	17,406
Leasehold improvements	1,074	1,202

Total cost	23,830	23,679
Less accumulated depreciation and amortization	(17,140)	(14,704)

Net property and equipment	$6,690	$8,975

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

  Deferred Loan Costs

        Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement. On July 31, 2003, the Revolving Credit Agreement was amended as described in Note 5. In connection with this amendment, the Company incurred approximately $456,000 of deferred loan costs. These costs, along with the net book value of the original deferred loan costs, are being amortized to interest expense over the 36 month life of the Revolving Credit Agreement.

  Capitalized Software Costs and Acquired Developed Technology

        The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company capitalized $1.0 million, $103,000 and $4.0 million in the years ended January 31, 2004, 2003 and 2002, respectively. The Company is currently developing software for sending and receiving check images and extending the functionality of the anti-money laundering software discussed below. The products reached technological feasibility in the latter half of fiscal 2003 and accordingly certain costs subsequently incurred were capitalized under SFAS 86.

        The Company recorded amortization relating to software development costs capitalized of $1.0 million, $2.4 million, and $3.1 million in the years ended January 31, 2004, 2003 and 2002, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statement of operations.

        Acquired developed technology includes purchased technology intangible assets associated with acquisitions. These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

        In October 2003, the Company purchased an anti-money laundering software solution designed to help banks protect both their customers and their corporate reputations from the growing risk of financial fraud and to comply with a growing number of laws and regulations. The $1.5 million purchase price was recorded in acquired developed technology in the accompanying consolidated balance sheets and will be amortized over a 3-year period.

        Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $4.3 million, $4.1 million and $2.7 million for the years ended January 31, 2004, 2003 and 2002, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

        The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology
2005	$837	$4,620
2006	148	4,620
2007	—	4,107
2008	—	1,200

        The table does not include the estimated amortization expense for $1.0 million of capitalized software products that are currently being developed, and for which amortization has not commenced.

  Revenue Recognition

        The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition and Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables." In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction—Type and Certain Production—Type Contracts."

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

        In certain instances, especially with recently developed software, the Company defers software revenue recognition until the services are completed and the project is accepted by the customer.

        Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting. The Company determines whether there is vendor specific objective evidence of fair value ("VSOEFV") for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element. If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element. In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant production, modification or customization of the software is required, the Company defers revenue recognition of the software license fees. However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method. Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company's price book. Evidence of VSOEFV for services (implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services. The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

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

        Software Implementation Fees.    In connection with the sale of a software license, a customer may elect to purchase software implementation services, including software enhancements and other software services. Most of the customers that purchase software licenses from the Company also purchase software implementation services. The Company prices its implementation services on a time-and-materials or on a fixed-price basis, and the Company recognizes the related revenues as services are performed. Costs associated with these engagements are expensed as incurred.

        The Company's contracts typically do not include right of return clauses, and as a result, the Company does not record a provision for returns.

  Royalties

        In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products. Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized. For current product offerings, the royalty percentages generally range from 20% to 30% of the associated revenues. Approximately $2.6 million, $2.4 million and $1.7 million of royalty expense was recorded under these agreements in the years ended January 31, 2004, 2003 and 2002, respectively. Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying consolidated statements of operations.

  Deferred Revenue

        Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

        Deferred revenue and advance payments from customers consist of the following (in thousands)

	January 31,
	2004	2003
Current:
Deferred software maintenance fees	$44,117	$38,764
Deferred software implementation and license fees	22,960	29,234

	67,077	67,998
Less related accounts receivable	(41,846)	(50,398)

	$25,231	$17,600

Non-current:
Deferred software maintenance fees	$—	$817

  Research and Development Costs

        Research and development costs, which are not subject to capitalization under Statement of Financial Accounting Standards (SFAS) 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications. Sustaining maintenance activities are expensed as incurred and charged to cost of revenues-software maintenance fees.

  Other income (expense)

        Other income (expense) is comprised of the following:

	Year Ended January 31,
	2004	2003	2002
Equity in earnings of Cash Services Australia Pty. Limited.	$172	$81	$—
Minority share of net loss of Carretek LLC	263	—	—
Foreign exchange gains (losses)	185	324	(90)
Other	(19)	100	(21)

Total	$601	$505	$(111)

  Income Taxes

        The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, it is more likely than not that the future tax benefits will not be realized.

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

  Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board ("APB"), Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employees and director stock options. Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Through January 31, 2004, there have been no significant grants to non-employees.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. These disclosure requirements became effective for the Company's first quarter of fiscal 2003.

        On June 20, 2003, the Company issued 245,000 shares of restricted common stock to several employees. The market price of the stock was $4.35. The stock vests one-third on June 20, 2006, one-third on June 20, 2007 and one-third on June 20, 2008. The Company is amortizing the resulting compensation expense on a straight-line basis from the date of issuance through June 20, 2008, and any forfeitures will be accounted for in the period the forfeiture takes place. The Company amortized $137,000 of compensation expense and 10,000 restricted common shares were forfeited during fiscal 2003.

        Pursuant to the Director Stock Option Plan, each outside director on August 1st is granted a number of options with an aggregate Black-Scholes valuation of $60,000. On August 1, 2003, each outside director received 8,871 options under the Director Stock Option Plan. As there were no further options available for grant under the Director Stock Option Plan, on August 27, 2003, each outside director received an additional 8,662 options from the 1994 Incentive Stock Option Plan.

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

	Year Ended January 31,
	2004	2003	2002
Net income (loss), as reported	$3,706	$(33,630)	$(53,376)
Stock compensation expense recorded under the intrinsic value method, net of income taxes	137	—	124
Pro forma stock compensation expense computed under the fair value method, net of income taxes	(2,936)	(2,974)	(4,000)

Pro forma net income (loss)	$907	$(36,604)	$(57,252)

Basic earnings (loss) per common share, as reported	$0.16	$(1.45)	$(2.44)

Diluted earnings (loss) per common share, as reported	$0.15	$(1.45)	$(2.44)

Pro forma basic earnings (loss) per common share	$0.04	$(1.58)	$(2.62)

Pro forma diluted earnings (loss) per common share	$0.04	$(1.58)	$(2.62)

        Inputs used for the fair value method of the Company's employee stock options are as follows:

	Year Ended January 31,
	2004	2003	2002
Volatility	0.953	1.014	1.260
Weighted-average expected lives	4.500	4.500	4.500
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	2.56%	4.0%	4.6%
Weighted-average fair value of options granted	$3.20	$4.49	$10.21

  Risks and Uncertainties

        The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, product liability, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, pending lawsuits, stock price fluctuations, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets. Negative trends in the Company's operating results could result in noncompliance of financial covenants related to its revolving credit agreement, which could impair the Company's liquidity. See description of the Company's revolving credit agreement and related financial covenants in Note 5.

  Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial statements.

        In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." The adoption of EITF 00-21 did not have a significant impact on the Company's accounting for multiple element arrangements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45:

  •
  Under the terms of the majority of the Company's software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licenses, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then the Company may terminate the license and provide the customer pro-rata refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses. The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

  •
  The Company has agreed to indemnify members of the board of directors, as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability ("D&O insurance"). No maximum liability is stipulated in these agreements that include indemnifications of members or the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against its members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

        In June 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("FIN 46") that requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. FIN 46 was effective immediately for variable interest entities created after January 31, 2003 and is applicable for all variable interest entities, regardless of the date of creation, for the first reporting period ending after March 15, 2004. The Company expects to adopt the provisions of FIN 46 as of April 30, 2004. The effect of adopting the provisions of FIN 46 is not expected to be material to the Company's financial position.

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

        The following unaudited pro forma financial information for the year ended January 31, 2002 assumes the Check Solutions acquisition occurred at the beginning of that fiscal year (in thousands, except per share data).

Year Ended January 31, 2002
Revenue	$138,462
Net loss	(58,042)
Basic loss per share	(2.66)
Diluted loss per share	(2.66)

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

        Upon adoption of SFAS 142, assembled work force intangible with a remaining net book value of $5.0 million at February 1, 2002 was reclassified to goodwill and the total goodwill amount of $21.2 million will no longer be amortized. The Company performed an initial assessment of impairment on February 1, 2002, the date SFAS 142 was adopted. No impairment resulted from this initial assessment.

        The following table presents the annual results of the Company on a comparative basis assuming the nonamortization provisions of SFAS 142 were effective February 1, 2001 (in thousands, except per share data):

	Year Ended January 31,
	2004	2003	2002
Net income (loss)	$3,706	$(33,630)	$(53,376)
Goodwill and assembled workforce amortization	—	—	3,405

Adjusted net income (loss)	$3,706	$(33,630)	$(49,971)

Basic earnings (loss) per share	$0.16	$(1.45)	$(2.44)
Goodwill and assembled workforce amortization per share	—	—	0.16

Adjusted basic earnings (loss) per share	$0.16	$(1.45)	$(2.28)

Diluted earnings (loss) per share	$0.15	$(1.45)	$(2.44)
Goodwill and assembled workforce amortization per share	—	—	0.16

Adjusted diluted earnings (loss) per share	$0.15	$(1.45)	$(2.28)

        Customer relationships with definite useful lives are amortized on a straight-line basis, that resulted in amortization expense of $1.4 million, $1.4 million and $933,000 during the years ended January 31, 2004, 2003 and 2002, respectively.

        The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2005	$1,400
2006	1,400
2007	1,400
2008	467

        During the fourth quarter of the year ended January 31, 2003, the Company performed its annual evaluation for goodwill impairment resulting in a charge of $46.0 million. The impairment charge was recorded to the Global Payments Technologies ("GPT") segment as all of the Company's goodwill has been assigned to the GPT segment. The fair value of the reporting unit to which goodwill is assigned was determined to be less than its carrying amount. Thus, an allocation of the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit was made to determine the excess of fair value over amounts allocated to net assets. The excess represents the estimated fair value of the goodwill which was compared to recorded goodwill as of the evaluation date of November 1,

2002, and resulted in an impairment charge of $46.0 million. The fair values used in this evaluation were estimated based upon the consideration of a number of fair value estimation techniques including a discounted cash flow analysis and consideration of the market price of the Company's stock. The assumptions in the discounted cash flow analysis include future revenue volume levels, price levels and rates of increases in operating expenses to compute projected cash flows for the reporting unit and other intangible assets within the reporting unit. A discount rate of 26% was applied to determine discounted cash flows.

        During the fourth quarter of the year ended January 31, 2004, the Company performed its annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired.

5. Revolving Credit Agreement

        On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. On July 31, 2003, the revolving credit agreement was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of outstanding borrowings to July 31, 2006. Borrowings under the credit agreement, as amended, currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded except upon approval of the banks. Substantially all of the Company's assets collateralize the revolving credit agreement. As of January 31, 2004, the Company is in compliance with the covenants of the revolving credit agreement, as amended.

        We had $6.3 million outstanding under our revolving credit agreement at January 31, 2004, however, this remaining balance was paid in February 2004. The interest rate is variable. At January 31, 2004, the interest rate on the debt was 4.4%. Interest expense, exclusive of the amortization of deferred loan costs, on the credit agreement was $864,000, $2.1 million and $1.9 million for the years ended January 31, 2004, 2003 and 2002, respectively.

6. Provision (Benefit) for Income Taxes

        The Company's provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2004	2003	2002
Federal:
Current	$170	$(2,409)	$(1,890)
Deferred	—	—	48

	170	(2,409)	$(1,842)
State and Foreign:
Current	30	934	—
Deferred	—	—	—

	30	934	—

	$200	$(1,475)	$(1,842)

        The provisions (benefit) for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision (benefit) for income taxes as follows (in thousands):

	Year Ended January 31,
	2004	2003	2002
Provision (benefit) for income taxes at statutory rate	$1,328	$(11,935)	$(18,774)
State and foreign income taxes, net of U.S. federal benefit	20	785	—
Tax exempt interest income	—	—	(230)
Nondeductible expenses	245	319	211
Unbenefited losses	—	9,356	17,254
Tax benefit from prior losses	(1,581)	—	—
Other, net	188	—	(303)

Provision (benefit) for income taxes	$200	$(1,475)	$(1,842)

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2004	2003
Deferred tax assets:
Accruals not currently deductible	$1,619	$1,638
Allowance for doubtful accounts	545	274
Accrued merger and restructuring costs	682	792
Deferred revenue	3,088	4,404
Net operating loss	5,346	337
Tax credits	—	751
Intangible assets	18,064	16,914
Depreciation of property and equipment	—	42
Less valuation allowance	(28,432)	(24,025)

Total deferred tax assets	912	1,127
Deferred tax liabilities:
Depreciation of property and equipment	153	—
Capitalized software costs	730	1,098
Other	29	29

Total deferred tax liabilities	912	1,127

Net deferred tax liabilities	$—	$—

        At January 31, 2004, the Company had available to it net operating loss carryforwards of approximately $14.8 million which begin to expire in 2022. The Company has established a valuation allowance to reserve its net deferred tax assets at January 31, 2004 and 2003 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in SFAS No. 109 "Accounting for Income Taxes", were not met.

7. Common Stock Offering

        On April 5, 2002, the Company sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, the Company filed a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002 seeking to register the resale of such shares. The Form S-3 was deemed effective on May 15, 2002. On April 5, 2002, the Company utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy obligations due to certain former employees of Check Solutions described in Note 15, with the remainder being used for working capital.

8. Benefit Plans

  Stock Option Plans

        Effective October 7, 1994, the Company adopted the 1994 Long Term Incentive Plan (the Long Term Incentive Plan) under which all employees, consultants, officers and non-employee directors may be granted awards in the form of incentive stock options, non-qualified stock options and restricted shares. The exercise price per share for the common stock issued pursuant to stock options under the Long Term Incentive Plan shall be no less than 100% of the fair market value on the date the option is granted. Options granted under the Long Term Incentive Plan become exercisable and vest as determined by the Committee. To date, options granted under the Long Term Incentive Plan fully vest within three to five years from the date of grant. The term of each option granted under the Long Term Incentive Plan shall be as the Committee determines, but in no event shall any option have a term of longer than ten years from the date of grant. Options may be granted pursuant to the Long Term Incentive Plan through July 19, 2010.

        The Company has a Director Stock Option Plan (the Director Plan) under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of the Company's Common Stock. Effective July 19, 2001, options granted under the Director Plan are granted at fair market value as of the grant date, vest at the rate of 25% per calendar quarter, and expire if not exercised ten years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. Prior to July 19, 2001, options granted under the Director Plan were granted at 50% of the fair market value on the grant date, became exercisable one year from the date of the grant or in one or more installments and expired fifteen years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. During the years ended January 31, 2004, 2003 and 2002, options to purchase 70,968 shares, 56,231 shares and 31,792 shares, respectively, of common stock were granted to Directors. Due to options issued prior to July 19, 2001 being issued at less than fair market value on the grant date, the Company recorded deferred compensation at the dates of grant during the year ended January 31, 2002 of $56,246 to be expensed ratably over the vesting period. At January 31, 2004, there was no remaining deferred compensation related to Director options.

        Stock option transactions under all plans for the years ended January 31, 2004, 2003 and 2002, are as follows (in thousands, except per share amounts):

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	4,543	$9.29	4,363	$10.49	2,864	$9.14
Granted	1,131	4.61	1,462	6.05	1,914	12.17
Exercised	(575)	6.74	(368)	6.18	(185)	6.27
Forfeited	(932)	8.89	(914)	11.08	(230)	11.15

Options outstanding at end of year	4,167	8.46	4,543	9.29	4,363	10.49

Options exercisable at end of year	1,918		1,908		1,640

Weighted average grant-date fair value of options granted during the year		$4.61		$4.49		$10.21

        Information related to options outstanding at January 31, 2004, is summarized below (in thousands, except per share amounts):

Range of Exercise Price	Options Outstanding at January 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at January 31, 2004	Weighted Average Exercise Price
$2.20 to $7.13	1,934	6.73	$4.74	403	$5.38
$8.03 to $9.88	1,037	5.97	8.59	709	8.74
$10.34 to $14.41	442	6.08	11.60	317	11.56
$14.80 to $25.44	754	6.90	15.97	489	16.24

	4,167			1,918

        As of January 31, 2004, the Company has reserved for issuance under the Long Term Incentive Plan 5,115,088 shares of common stock, of which 3,971,478 shares are subject to currently outstanding options to employees, and 1,143,610 shares are reserved for future awards. As of January 31, 2004, the Company has reserved for issuance under the Director Plan 195,314 shares of Common Stock, of which 195,312 shares are subject to currently outstanding options, and 2 shares are reserved for future awards.

  Profit Sharing Plan

        The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company. Employer matching contributions amounted to $53,000, $0 and $1.1 million for the fiscal years ended January 31, 2004, 2003 and 2002, respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contributions were made during the fiscal year ended January 31, 2004, 2003, or 2002.

  Incentive Compensation Plans

        In fiscal 2002, the Company introduced two new incentive programs to employees. The variable compensation plan awards employees based on quarterly Company operating results. At January 31, 2004, approximately 516 employees are eligible to receive cash awards under the variable compensation plan versus 321 as of January 31, 2003. The Company did not record expense under this plan for the year ended January 31, 2004 and recorded $1.5 million for the year ended January 31, 2003.

        The Carreker Incentive Bonus Plan ("CIBP") awards employees based on the Company's and the applicable business unit's operating results. Substantially, all employees are eligible to receive cash awards under the CIBP. Awards from this plan are paid to employees subsequent to the end of the fiscal year. In the fiscal year ended January 31, 2004 and 2003, the Company recorded expense under this plan of approximately $2.6 million and $1.6 million, respectively. At January 31, 2004, approximately $2.5 million of incentive bonus was accrued.

        The Company pays discretionary bonuses to key employees based primarily on Company profitability and the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $958,000, $853,000 and $3.2 million for the fiscal year ended January 31, 2004, 2003 and 2002, respectively.

9. Lease Commitments

        The Company leases office facilities and certain equipment under operating leases for various periods. Leases that expire are generally expected to be renewed or replaced by other leases. The Company's corporate office lease agreement in Dallas, Texas has average minimum annual rent payments of $1.6 million and expires in 2010. Rental expense under operating leases for the fiscal years ended January 31, 2004, 2003 and 2002 was approximately $4.1 million, $4.2 million and $4.4 million, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows (in thousands):

Year ending January 31:
2005	$3,895
2006	3,486
2007	2,810
2008	2,454
2009	2,442
Thereafter	2,220

Total	$17,307

10. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended January 31,
	2004	2003	2002
Basic earnings (loss) per share:
Net income (loss)	$3,706	$(33,630)	$(53,376)

Weighted average shares outstanding	23,736	23,198	21,853

Basic earnings (loss) per share	$0.16	$(1.45)	$(2.44)

Diluted earnings (loss) per share:
Net income (loss)	$3,706	$(33,630)	$(53,376)

Weighted average shares outstanding	23,736	23,198	21,853
Assumed conversion of employee stock options	648	—	—

Shares used in diluted earnings per share calculation	24,384	23,198	21,853

Diluted earnings (loss) per share	$0.15	$(1.45)	$(2.44)

        Options totaling 2,705,293, 4,543,444 and 4,362,871 in fiscal years ending January 31, 2004, 2003 and 2002 respectively, have been excluded from the diluted earnings per share computation, as the options were anti-dilutive.

11. Contingencies

        On February 12, 2004, in the Court of Chancery of the State of Delaware in and for New Castle County (Civil Action No. 251-N), Barbara I. Smith brought a shareholders' derivative action for the benefit of Nominal Defendant Carreker Corporation against John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ernst & Young, seeking to remedy their individual breaches of fiduciary duty and to remedy Ernst & Young's accounting malpractice/negligence in connection with its annual audits of the Company. The plaintiff seeks redress (the form of, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

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

        On May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division, Barbara I. Smith brought a shareholders' derivative action pursuant to Rule 23.1, Fed.R.Civ.P, for the benefit of Nominal Defendant Carreker Corporation against certain of its current officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias and Terry L. Gage (Civil Action No. 303CV1211-D), seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles ("GAAP"), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (in the form of, among others, unspecified amounts of compensatory damages, interests and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002. On November 20, 2003 the parties to this action filed a joint motion with the Court requesting that the Court dismiss the action without prejudice. This is a voluntary dismissal by the plaintiff and there is no compensation being given by or on behalf of the Company or the individual defendants. The Court has ordered the plaintiffs to publish, no later than December 22, 2003, a notice of the parties' intent to voluntarily dismiss this action. On January 15, 2004, the Court dismissed the action without prejudice.

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

        Earnings Performance Group ("EPG") filed a complaint on or about September 16, 1998 in the Superior Court of New Jersey, Law Division, Essex County seeking to enjoin and restrain the Company from using any EPG confidential or proprietary information or trade secrets and from employing any former EPG employee in such a manner that disclosure or use of an EPG confidential or proprietary information or trade secret would be likely. EPG also seeks (a) an accounting of any profits realized from or attributable to the use of any EPG confidential or proprietary information or trade secret, (b) compensatory and exemplary damages, plus interest and (c) attorneys' fees and costs of suit. On October 14, 1998, the Company removed the case to the United States District Court for the District of New Jersey. The Company answered the complaint on November 4, 1998, essentially denying the allegations and setting forth various affirmative defenses. On November 20, 1998, the Company filed an Amended Answer, Separate Defenses and Counterclaim. In the Counterclaim the Company asserts claims for (a) restraint of trade, (b) tortuous interference with contractual relationships, (c) unfair competition and (d) interference with prospective economic advantage. Trial has been set for May 4, 2004.

        The Company and individual defendants deny the allegations in these complaints and intend to defend themselves vigorously. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. The ultimate resolution of these lawsuits could have a material adverse effect on the business, results of operations, financial condition and cash flows.

        The Company is periodically involved in various other legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters are not expected to have a material adverse effect on the Company's financial position or results of operations.

12. Business Segments and Revenue Concentration

        The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting. Certain prior year amounts have been reclassified to conform with the current year business segment presentation. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results include costs for research and development as well as product royalty expense, the amortization and impairment of goodwill and intangible assets, the write-off of capitalized software costs and merger and restructuring charges, were as follows (in thousands):

	Year ended January 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$32,247	$222	$1,595	$—	$34,064
Software license fees	2,608	24,667	90	—	27,365
Software maintenance fees	1,141	43,091	890	—	45,122
Software implementation fees	984	16,204	915	—	18,103
Out-of-pocket expense reimbursements	1,564	2,244	446	—	4,254
Intercompany revenue	—	(165)	165	—	—

Total revenues	$38,544	$86,263	$4,101	$—	$128,908

Income (loss) from operations before amortization of customer relationships and merger, restructuring and other charges	$18,414	$23,245	$(3,781)	$(30,320)	$7,558
Amortization of customer relationships	—	1,400	—	—	1,400
Merger, restructuring and other charges	—	(529)	571	1,859	1,901

Income (loss) from operations	$18,414	$22,374	$(4,352)	$(32,179)	$4,257

	Year ended January 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$31,909	$402	$6,893	$—	$39,204
Software license fees	959	36,133	854	—	37,946
Software maintenance fees	651	40,354	853	—	41,858
Software implementation fees	1,688	21,482	1,140	—	24,310
Out-of-pocket expense reimbursements	1,969	2,720	1,769	—	6,458
Intercompany revenue	—	(479)	479	—	—

Total revenues	$37,176	$100,612	$11,988	$—	$149,776

Income (loss) from operations before amortization and impairment of goodwill and customer relationships and merger, restructuring and other charges	$16,846	$32,564	$(1,486)	$(30,066)	$17,858
Amortization of customer relationships	—	1,400	—	—	1,400
Goodwill impairment	—	46,000	—	—	46,000
Write-off of capitalized software costs and prepaid software royalties	—	954	—	—	954
Merger, restructuring and other charges	20	445	133	2,347	2,945

Income (loss) from operations	$16,826	$(16,235)	$(1,619)	$(32,413)	$(33,441)

	Year ended January 31, 2002
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$23,904	$1,436	$17,002	$—	$42,342
Software license fees	635	23,433	1,085	—	25,153
Software maintenance fees	—	25,041	867	—	25,908
Software implementation fees	1,198	17,704	1,821	—	20,723
Out-of-pocket expense reimbursements	3,161	2,292	4,158	—	9,611
Intercompany revenue	—	(126)	126	—	—

Total revenues	$28,898	$69,780	$25,059	$—	$123,737

Income (loss) from operations before amortization and impairment of goodwill and intangible assets and unusual charges	$7,661	$3,718	$2,813	$(26,780)	$(12,588)
Amortization of goodwill and intangible assets	—	4,339	—	—	4,339
Write-off of capitalized software costs and prepaid software royalties	12,089	2,942	—	—	15,031
Merger, restructuring and other charges	—	18,664	—	3,800	22,464

Income (loss) from operations	$(4,428)	$(22,227)	$2,813	$(30,580)	$(54,422)

        During the three months ended July 31, 2003, the Company formed Carretek LLC (Carretek), a 51% jointly owned company to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs. As this outsourcing business is in the development phase and its operations immaterial, the financial results for the fiscal year 2003 are contained in the Corporate-Unallocated business segment in the tables above.

        For the fiscal year 2003, Carretek did not record any revenue and recorded expense of $537,000. Accordingly, the 49% share or $263,000 of the minority interest in this loss was recorded in other income in the accompanying consolidated statements of operations. The Company and its partner funded Carretek with an aggregate amount of $200,000 from both partners. $100,000 was in equity and another $100,000 in the form of a note payable. The $31,000 of minority interest in equity is recorded in other assets and the $49,000 minority interest in the note payable is reflected in long-term liabilities in the accompanying consolidated balance sheets.

        The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company's largest customer and top five customers during the periods indicated.

	Year Ended January 31,
	2004	2003	2002
Single customer	9%	10%	11%
Top five customers	28%	34%	34%

        The Company markets its solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, for fiscal years ended indicated attributed to countries based on the location of the customers was as follows (in thousands):

	Year Ended January 31,
	2004		2003		2002
	Amount	Percent of total revenues	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$94,202	75%	$116,018	81%	$90,343	79%
Europe	14,949	12	9,794	7	12,660	11
Australia	4,508	4	4,880	3	4,009	4
Canada	6,234	5	8,711	6	5,909	5
South Africa	3,996	3	3,634	3	923	1
Other	765	1	281	—	282	—

Total revenues	$124,654	100.0%	$143,318	100.0%	$114,126	100.0%

13. Merger, Restructuring and Other Charges

       The Company recorded various merger, restructuring and other charges during the fiscal years ended January 31, 2004, 2003 and 2002 as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Fiscal Year Ended January 31, 2002:
Quarterly period ended July 31, 2001	$1,925	$9,705	$240	$298	$12,168
Quarterly period ended October 31, 2001	—	4,239	—	—	4,239
Quarterly period ended January 31, 2002	3,483	74	200	—	3,757

Total year ended January 31, 2002	$5,408	$14,018	$440	$298	$20,164

Fiscal Year Ended January 31, 2003:
Quarterly period ended January 31, 2003	$633	$—	$—	$—	$633

Total year ended January 31, 2003	$633	$—	$—	$—	$633

Fiscal Year Ended January 31, 2004:
Quarterly period ended April 30, 2003	$545	$—	$—	$—	$545
Quarterly period ended July 31, 2003	648	—	—	—	648
Quarterly period ended October 31, 2003	(251)	—	(119)	—	(370)
Quarterly period ended January 31, 2004	390	—	—	97	487

Total year ended January 31, 2004	$1,332	$—	$(119)	$97	$1,310

Fiscal Year Ended January 31, 2002

        In connection with the acquisition of Check Solutions during the quarter ended July 31, 2001, the Company recorded $12.2 million in merger-related costs (consisting of $10.2 million attributable to cost of revenues and $2.0 million attributable to selling, general and administrative costs).

        Included in this charge was $1.9 million of cash termination benefits associated with the separation of 50 employees. Most of the affected employees left their positions during the quarterly period ending October 31, 2001. Additionally included in the merger, restructuring and other charges recorded is a facility closure charge of $240,000 for office space, which will no longer be utilized.

        After an extensive review of the CheckFlow Suite product line, management determined that the CheckFlow Suite was no longer viable in the market in the form originally developed. The Company developed the CheckFlow Suite with Pegasystems, Inc. ("Pega") under a Product Development, Distribution and Sublicensing Agreement effective May 5, 1999 ("the Agreement"). Pega filed suit to restrain the Company from developing, marketing, licensing, advertising, leasing, or selling any products, including certain Back Office products acquired during the Check Solutions business combination, that allegedly competed with the products jointly developed under the Agreement. The charges related to the discontinuance of the CheckFlow Suite and the estimated settlement with Pega, as of July 2001, were as follows (in thousands):

Write-off of capitalized software costs	$3,711
Settlements and estimated implementation costs for existing CheckFlow customer	4,263
Write-off of prepaid royalties previously paid to Pega	606
Estimated settlement with Pega	1,125

Total	$9,705

        In connection with the Check Solutions acquisition, a $2.3 million in-process research and development charge was recorded reflecting the estimated fair value of acquired research and development projects at Check Solutions which had not yet reached technological feasibility.

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

Fiscal Year Ended January 31, 2003

        During the quarterly period ended January 31, 2003, the Company recorded a charge of $633,000 related to severance costs for 44 employees that were terminated. Additionally, the Company recorded a charge for approximately $2.3 million for legal and professional fees related to the special investigation and restatement efforts.

Fiscal Year Ended January 31, 2004

        The Company recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting ("GPC") business segments. During the quarterly period ended April 30, 2003, the Company recorded a charge of $139,000 relating to legal and professional fees relating to the Company's restatement efforts and the shareholder legal actions described in Note 11.

        The Company recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within both the Corporate and GPC business segments. During the quarterly period ended July 31, 2003, the Company recorded a charge of $130,000 relating to legal fees relating to the shareholder legal actions described in Note 11.

        As part of the Company's settlement with one of the CheckFlow Suite customers, the customer agreed to pay the Company for the replacement product and installation. These payments are recorded directly to this reserve and all future expenditures to install the replacement product will be charged against this reserve. During the quarterly period ended July 31, 2003, $366,000 was received from this customer.

        The Company recorded $170,000 in restructuring and other charges during the three month period ended October 31, 2003, principally associated with the separation of 3 employees, within the Corporate business segment. During the quarterly period ended October 31, 2003, the Company recorded a charge of $141,000 relating to legal fees relating to the shareholder legal actions described in Note 11.

        Additionally, during the three months ended October 31, 2003, the Company reversed $421,000 primarily related to the true-up of termination benefits as actual costs were lower than estimated amounts. Additionally, $119,000 was reversed when estimated costs to close certain facilities were lower than our original estimates. The effect of these revisions in estimates, net of tax, was $0.02 per share on a fully diluted basis, for the year ended January 31, 2004.

        The Company recorded $390,000 of restructuring and other charges during the three months ended January 31, 2004, principally associated with the separation of 11 employees. The Company also discontinued the marketing of one of our software offerings and recorded a $97,000 charge. Finally, the Company recorded a charge of $181,000 relating to legal fees related to the shareholder legal actions described in Note 11.

        The activity related to the accrued merger and restructuring costs reserve balance during the years ended January 31, 2004, 2003 and 2002 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Reserve balance at January 31, 2001	$—	$—	$—	$—	$—
Additions to reserve balance:
Merger, restructuring and other charges	5,408	14,018	440	298	20,164
Reductions to reserve balances:
Cash paid	(1,738)	(2,902)	(73)		(4,713)
Non-cash charges against reserve	—	(3,903)	—	(298)	(4,201)

Reserve Balance at January 31, 2002	3,670	7,213	367	—	11,250
Additions to reserve balance:
Merger, restructuring and other charges	633	—	—	—	633
Reductions to reserve balances:
Cash paid	(3,222)	(6,068)	(243)	—	(9,533)

Reserve Balance at January 31, 2003	1,081	1,145	124	—	2,350
Additions to reserve balance:
Severance charges	1,753	—	—	—	1,753
Cash received from customer	—	366	—	—	366
Discontinuation of software product	—	—	—	97	97
Reductions to reserve balances:
Change in estimate	(421)	—	(119)	—	(540)
Cash paid	(1,913)	(215)	—	—	(2,128)

Reserve Balance at January 31, 2004	$500	$1,296	$5	$97	$1,898

14. Write-off of Capitalized Software Costs and Prepaid Software Royalties

       During the quarterly period ended July 31, 2001, in connection with the Company's periodic impairment review of its portfolio of software products, the Vault software acquired in the X-Port business combination in May 2000 was deemed to be impaired. Based on the Company's calculation of the expected cash flows of the product, a $2.9 million non-cash charge was recorded in cost of revenues. The charge resulted from the loss of two key transactions and the projected changes in the approach to selling and delivering the software and related services under a time or usage model.

        Effective March 31, 2001, the Company entered into an alliance with Exchange Applications, Inc. ("Xchange"). As part of this alliance the Company became the exclusive provider of the EnAct customer relationship software and methodology to the banking industry. Under the EnAct agreement, the Company became obligated for guaranteed royalty payments of $12.5 million. Based on the Company's periodic evaluation of the future cash flows associated with this product, a liability for the remaining $2.5 million obligation was accrued at October 31, 2001, and the carrying value of the prepaid software royalties, at that time, of $9.7 million was reduced to zero. This analysis resulted in a charge of $12.1 million to costs of revenue during the quarterly period ended October 31, 2001.

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
Capitalized X-Port Vault product costs	$2,942
Write-off of prepaid software royalties with Exchange Applications, Inc.	12,089

Total recorded in the year ended January 31, 2002	$15,031

Year Ended January 31, 2003:
Capitalized eiManager product costs	$586
Write-off of prepaid software royalties with Actuate Corporation.	368

Total recorded in the year ended January 31, 2003	$954

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

        In connection with the completion of the Check Solutions acquisition, the Company assumed a $10.0 million obligation to certain employees of Check Solutions. During the quarterly period ended January 31, 2002, $3.3 million of this obligation was paid and during the quarterly period ended April 30, 2002 the remaining $6.7 million was paid.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls

        We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

        Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures. As of January 31, 2004, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information regarding Directors is hereby incorporated by reference from the sections entitled "Election of Directors" in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders ("Proxy Statement").

        Information relating to executive officers is set forth in Item 1 of this Report under the caption "Executive Officers of the Company."

  Code of Ethics

        We have adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company. A copy of the Code can be found on our web site at www.carreker.com. We intend to satisfy the disclosure requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on the same web site or in a report on Form 8-K.

  10b5-1 Trading Plans

        Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, some of our executive officers, including John D. Carreker, Jr., Chairman and Chief Executive Officer, Robert M. Olson, Jr., Executive Vice President, and Blake A. Williams, Executive Vice President, each a Section 16 officer, have adopted a Rule 10b5-1 trading plan. In addition, Connie Carreker, the wife of our Chairman, together with Mr. Carreker has adopted a 10b5-1 trading plan for the Carreker Family Limited Partnership. We believe that additional directors, officers and employees may establish such programs.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year 2003 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis, except as follows: Stock option grants to Messrs. John D. Carreker, Jr. (50,000 shares), Michael D. Hansen (40,000 shares), Robert M. Olson, Jr. (10,000 shares), Blake A. Williams (10,000 shares), John D. Carreker III (20,000 shares) and Tod V. Mongan (10,000 shares) in June 2003 were not reported to the SEC in a timely manner and restricted stock grants to Messrs. Michael D. Hansen (40,000 shares), Robert M. Olson, Jr. (20,000 shares), Blake A. Williams (20,000 shares), John D. Carreker III (20,000 shares) and Tod V. Mongan (20,000 shares) in June 2003 were not reported to the SEC in a timely manner.

        The remaining information called for by this Item 10 is incorporated by reference from the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.

        Information regarding fees and services is hereby incorporated by reference from the section entitled "Accounting Fees and Services" in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a)	1.	The following financial statements are filed as part of this report:
Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets as of January 31, 2004 and 2003
Consolidated Statements of Operations for the years ended January 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity for the years ended January 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended January 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
2.	Consolidated Financial Statement Schedules

Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been excluded, as they are not required under the related instructions or the information required has been included in the Company's Consolidated Financial Statements.
3.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).
4.2	Amended and Restated Certificate of Incorporation and Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399)).
†10.1
Employment Agreement dated January 31, 1997 between the Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399))
†10.2	Employment Agreement between the Company and Michael Hansen (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Registration Form S-3 (Registration No. 333-47160)).
†10.3	Carreker Corporation Third Amended and Restated 1994 Long Term Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on May 30, 2001).
†10.4	Carreker Corporation Director Stock Option Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed on May 30, 2001).
10.5
Form of Indemnification Agreement between the Company and its Officers (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).
10.6
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).
10.7
Goodwill Purchase Agreement dated May 22, 2001 by and among Check Solutions Company, Joseph M. Rowell and Paul Lechtenberg (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.8
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
10.13
Credit Agreement, dated June 6, 2001, among the Company as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 8, 2001).
10.14
Partnership Interest Purchase Agreement, dated May 22, 2001, among Carreker Corporation, Check Consultants Company of Tennessee, Inc., IPSS Corporation, International Business Machines Corporation and First Tennessee Bank National Association (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed May 29, 2001).
10.15
Second Amendment to Credit Agreement effective October 31, 2001 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed December 14, 2001).
10.16
Third Amendment to Credit Agreement effective July 31, 2002 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).
10.17
Fourth Amendment to Credit Agreement effective July 31, 2003 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Comerica Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed September 11, 2003).
†10.18	Separation Agreement with Terry L. Gage dated June 23, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed September 11, 2003).
†10.19	Employment Agreement dated October 6, 2003 between the Company and Lisa Peterson (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed December 11, 2003).
*21.1	Subsidiaries of the Company.
(a) Carreker, Ltd. (b) Carreker Holdings Australia Pty, Ltd. (c) Carreker Canada, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Auditors.
*24.1	Power of Attorney (included on first signature page).
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b)
The following current reports on Form 8-K were filed during the last quarter of the period covered by this Report:

(i)
A current report on Form 8-K dated December 10, 2003 was filed with the Securities and Exchange Commission furnishing certain disclosure under Item 9.

(c)
The response to this portion of Item 15 is submitted as a separate section of this Report.

(d)
Not applicable.

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each of Carreker Corporation, a Delaware corporation, and the undersigned directors and officers of Carreker Corporation hereby constitutes and appoints John D. Carreker, Jr. and Lisa K. Peterson, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION
By:	/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr. Chairman of the Board and Chief Executive Officer

Dated: April 8, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 8, 2004.

Signatures	Title

/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ LISA K. PETERSON Lisa K. Peterson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JAMES D. CARREKER James D. Carreker	Director
/s/ JAMES R. ERWIN James R. Erwin	Director
/s/ JAMES L. FISCHER James L. Fischer	Director
/s/ MICHAEL D. HANSEN Michael D. Hansen	President and Chief Operating Officer, Director
/s/ DONALD L. HOUSE Donald L. House	Director
/s/ KEITH W. HUGHES Keith W. Hughes	Director
/s/ RICHARD R. LEE, JR. Richard R. Lee, Jr.	Director
/s/ DAVID K. SIAS David K. Sias	Director
/s/ RONALD G. STEINHART Ronald G. Steinhart	Director