Form 10-Q
period 2004-04-30
CARREKER CORP
filed 2004-06-09
CIK 1057709

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Period Ended April 30, 2004.

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

Common Stock, $.01 par value — 24,564,897 shares as of May 28, 2004.

CARREKER CORPORATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

ASSETS

	April 30, 2004	January 31, 2004

Current assets
Cash and cash equivalents	$31,486	$28,605
Accounts receivable, net of allowance of $1,333 and $1,512 at April 30, 2004 and January 31, 2004, respectively	15,158	21,751
Prepaid expenses and other current assets	4,048	3,331
Total current assets	50,692	53,687

Property and equipment, net of accumulated depreciation of $17,953 and $17,140 at April 30, 2004 and January 31, 2004, respectively	6,099	6,690
Capitalized software costs, net of accumulated amortization of $11,290 and $11,050 at April 30, 2004 and January 31, 2004, respectively	2,699	2,028
Acquired developed technology, net of accumulated amortization of $12,308 and $11,153 at April 30, 2004 and January 31, 2004, respectively	13,392	14,547
Goodwill, net of accumulated amortization of $3,405 at April 30, 2004 and January 31, 2004	20,806	21,193
Customer relationships, net of accumulated amortization of $4,083 and $3,733 at April 30, 2004 and January 31, 2004, respectively	4,317	4,667
Deferred loan costs, net of accumulated amortization of $1,096 and $1,028 at April 30, 2004 and January 31, 2004, respectively	612	680
Other assets	694	1,087
Total assets	$99,311	$104,579

Current liabilities
Accounts payable	$696	$913
Accrued compensation and benefits	6,470	9,219
Other accrued expenses	5,650	4,520
Income tax payable	148	181
Deferred revenue	28,475	25,231
Accrued merger and restructuring costs	1,760	1,898
Total current liabilities	43,199	41,962
Long-term debt	—	6,250
Other long-term liabilities	196	49
Total liabilities	43,395	48,261

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 24,411 and 24,357 shares issued at April 30, 2004 and January 31, 2004, respectively	244	244
Additional paid-in capital	109,167	108,757
Accumulated deficit	(53,492)	(52,680)
Less treasury stock, at cost: 1 common share at April 30, 2004 and January 31, 2004	(3)	(3)
Total stockholders’ equity	55,916	56,318
Total liabilities and stockholders’ equity	$99,311	$104,579

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2004	2003

Revenues:
Consulting fees	$9,057	$6,751
Software license fees	5,856	6,578
Software maintenance fees	11,084	8,710
Software implementation fees	2,879	4,894
Out-of-pocket expense reimbursements	890	1,323
Total revenues	29,766	28,256

Cost of revenues:
Consulting fees	4,529	4,969
Software license fees	1,598	1,721
Software maintenance fees	3,798	3,176
Software implementation fees	3,369	4,855
Out-of-pocket expenses	943	1,253
Total cost of revenues	14,237	15,974
Gross profit	15,529	12,282

Operating costs and expenses:
Selling, general and administrative	12,654	11,933
Research and development	1,708	1,866
Amortization of goodwill and intangible assets	350	350
Litigation loss provision	1,686	—
Restructuring and other charges	367	684
Total operating costs and expenses	16,765	14,833
Loss from operations	(1,236)	(2,551)

Other income (expense):
Interest income	48	80
Interest expense	(108)	(418)
Other income	484	16
Total other income (expense)	424	(322)
Loss before provision for income taxes	(812)	(2,873)
Provision for income taxes	—	94
Net loss	$(812)	$(2,967)
Basic and diluted loss per share	$(0.03)	$(0.13)
Shares used in computing basic and diluted loss per share	24,376	23,547

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 31, 2004	24,357	$244	$108,757	$(52,680)	1	$(3)	$56,318

Cancellation of restricted stock	(20)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	35	—	—	—	35
Issuance of shares of common stock upon exercise of stock options	74	—	375	—	—	—	375
Net loss	—	—	—	(812)	—	—	(812)
Balance at April 30, 2004	24,411	$244	$109,167	$(53,492)	1	$(3)	$55,916

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2004	2003
Operating Activities:
Net loss	$(812)	$(2,967)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	822	874
Amortization of capitalized software costs and acquired developed technology	1,394	1,336
Amortization of customer relationships	350	350
Compensation expense related to issuance of restricted stock	35	—
Minority share of loss in Carretek LLC	(86)	—
Gain on sale of Cash Services Australia Pty. Limited	(539)	—
Litigation loss provision	1,686	—
Credit for doubtful accounts	(180)	(52)
Amortization of deferred loan costs	68	108
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,773	6,722
Prepaid expenses and other assets	301	(141)
Accounts payable and accrued expenses	(3,273)	(1,702)
Income taxes payable/receivable	(33)	—
Deferred revenue	3,244	7,684
Net cash provided by operating activities	9,750	12,212
Investing Activities:
Purchases of property and equipment	(231)	(311)
Computer software costs capitalized	(910)	—
Net cash used in investing activities	(1,141)	(311)
Financing Activities:
Payments on long-term debt	(6,250)	(10,000)
Proceeds from exercises of stock options	375	—
Minority interest and minority shareholder loan to Carretek LLC	147	—
Net cash used in financing activities	(5,728)	(10,000)
Net increase in cash and cash equivalents	2,881	1,901
Cash and cash equivalents at beginning of period	28,605	26,986
Cash and cash equivalents at end of period	$31,486	$28,887
Supplemental disclosures of cash flow information:
Cash paid for interest	$71	$347
Cash paid for income taxes, net	$33	$94

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended April 30, 2004 and 2003

1.              Description of Business

Carreker Corporation (“the Company,” “Carreker,” “our,” “we”) provides payments-related software and consulting solutions to financial institutions and financial service providers.  These solutions help the Company’s customers set winning strategies in their payment businesses; improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and/or improve the alignment of product offerings with customer needs.

2.              Summary of Significant Accounting Procedures

Principles of Consolidation and Presentation

The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The results of operations, for the three months ended April 30, 2004, are not necessarily indicative of full-year results.

Certain prior year amounts have been reclassified to conform to the current year presentation.  For the three months ended April 30, 2003, selling, general and administrative expenses have been reduced by $153,000, while cost of sales-software maintenance fees, cost of sales-software implementation fees and research and development were increased $61,000, $31,000 and $61,000, respectively.  These reclassifications were made to conform to the presentation of certain information technology costs in the three months ended April 30, 2004.

In the three months ended April 30, 2004, the consolidated financial statements also contain Carretek LLC which is a 51% owned subsidiary.  The minority interest and minority interest in income (loss) of Carretek LLC represents the 49% minority stockholders’ investment and share of the loss of this consolidated subsidiary.

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

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables.  Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three months ended April 30, 2004 and 2003 were $0 and $73,000, respectively.

The fair value of accounts receivable approximates the carrying amount of accounts receivable.

Accounts receivable, net of related deferred revenue and allowances, consist of the following (in thousands):

	April 30, 2004	January 31, 2004

Gross accounts receivable	$44,773	$65,109
Less related deferred revenue	(28,282)	(41,846)
Less allowance for doubtful accounts	(1,333)	(1,512)
Net accounts receivable	$15,158	$21,751

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

	April 30, 2004	January 31, 2004

Furniture	$5,088	$5,070
Equipment and software	17,891	17,686
Leasehold improvements	1,073	1,074
Total cost	24,052	23,830

Less accumulated depreciation and amortization	(17,953)	(17,140)
Net property and equipment	$6,099	$6,690

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  The Company capitalizes costs of consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software.  These costs are included in “Equipment and Software”.  Costs incurred during preliminary project and post-implementation stages are charged to expense.

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

Deferred Loan Costs

Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement.  On July 31, 2003, the Revolving Credit Agreement was amended as described in Note 4.  In connection with this amendment, the Company incurred approximately $456,000 of deferred loan costs.  These costs, along with the net book value of the original deferred loan costs, are being amortized to interest expense over the 36 month life of the Revolving Credit Agreement.

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company capitalized $910,000 and $0 in the three months ended April 30, 2004 and 2003, respectively.  The Company is currently developing software for sending and receiving check images, distributing capture of checks and check images and extending the functionality of the anti-money laundering software discussed below.  The products reached technological feasibility in the latter half of fiscal 2003 and accordingly certain costs subsequently incurred were capitalized under SFAS 86.

The Company recorded amortization relating to software development costs capitalized of $239,000 and $307,000 in the three months ended April 30, 2004 and 2003, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statement of operations.

In October 2003, the Company purchased an anti-money laundering software solution designed to help banks protect both their customers and their corporate reputations from the growing risk of financial fraud and to comply with a growing number of laws and regulations.  The $1.5 million purchase price was recorded in acquired developed technology in the accompanying consolidated balance sheets and is being amortized over a 3-year period.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions.  These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.2 million and $1.0 million in the three months ended April 30, 2004 and 2003, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the nine months remaining in fiscal year ended January 31, 2005 and for the remaining future fiscal years ending January 31 (in thousands):

Period	Capitalized Software Costs	Acquired Developed Technology
May 1, 2004 – January 31, 2005	$597	$3,465
Fiscal year ended January 31, 2006	148	4,620
Fiscal year ended January 31, 2007	—	4,107
Fiscal year ended January 31, 2008	—	1,200

The table does not include the estimated amortization expense for $2.0 million of capitalized software products that are currently being developed, and for which amortization has not commenced.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

Consulting Fees.  The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues on a percentage-of-completion basis.  The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract.  Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses.  Anticipated losses on fixed-price contracts are recognized when estimatable.  Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company.  The Company must first commit time and resources to develop projections associated with value-pricing contracts before a customer will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the customer will purchase the solution.  Costs associated with these value-pricing contracts are expensed as incurred.  These contracts typically include payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length.  The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from services with payments to the Company, the Company on occasion, may offer payment terms which extend beyond 12 months.  When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable.  When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

Royalties

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products.  Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 30% of the associated revenues.  Approximately $256,000 and $435,000 of royalty expense was recorded under these agreements in the three months ended April 30, 2004 and 2003, respectively.  Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying condensed consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

Deferred revenue and advance payments from customers consist of the following (in thousands):

	April 30, 2004	January 31, 2004
Current:
Deferred software maintenance fees	$37,680	$44,117
Deferred software implementation and license fees	19,077	22,960
	56,757	67,077
Less related accounts receivable	(28,282)	(41,846)
	$28,475	$25,231

Research and Development Costs

Research and development costs, which are not subject to capitalization under Statement of Financial Accounting Standards (SFAS) 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” are expensed as incurred and relate mainly to the development of new products (prior to achieving technological feasibility), new features or enhancements for existing products or applications.  Sustaining maintenance activities are expensed as incurred and charged to cost of revenues-software maintenance fees.

Other income

Other income is comprised of the following:

	Three Months Ended April 30,
	2004	2003

Gain on sale of Cash Services Australia Pty. Limited.	$539	$—
Equity in earnings (loss) of Cash Services Australia Pty. Limited.	(17)	72
Minority share of net loss of Carretek LLC	86	—
Foreign exchange losses	(129)	(81)
Other	5	25
Total	$484	$16

In April 2004, the Company sold its 25% interest in Cash Services Australia Pty. Limited.  The carrying value of this investment was approximately $383,000 and the Company received $922,000 in proceeds collected in May 2004.  As a result of this transaction, the Company recorded a $539,000 gain.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employees and director stock options.  Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Through April 30, 2004, there have been no significant grants to non-employees.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  These disclosure requirements became effective for the Company in the three months ended April 30, 2003.

On June 20, 2003, the Company issued 245,000 shares of restricted common stock to several employees.  The market price of the stock was $4.35.  The stock vests one-third on June 20, 2006, one-third on June 20, 2007 and one-third on June 20, 2008.  The Company is amortizing the resulting compensation expense on a straight-line basis from the date of issuance through June 20, 2008, and any forfeitures will be accounted for in the period the forfeiture takes place.  The Company recorded $35,000 of compensation expense, during the three months ended April 30, 2004, and 215,000 restricted common shares remain outstanding at April 30, 2004.

On May 3, 2004, the Company issued 149,990 shares of restricted common stock to its employees.  The market price of the stock was $7.22.  The stock vests 20% on each of the next five anniversaries from the date of issuance.  The Company will amortize the resulting compensation expense on a straight-line basis from the date of issuance through May 3, 2009, and any forfeitures will be accounted for in the period the forfeiture takes place.  The estimated future quarterly compensation expense will be approximately $54,100.

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

	Three Months Ended April 30,
	2004	2003

Net loss, as reported	$(812)	$(2,967)
Stock compensation expense recorded under the intrinsic value method	35	—
Pro forma stock compensation expense computed under the fair value method	(951)	(1,068)
Pro forma net loss	$(1,728)	$(4,035)

Basic and diluted loss per common share, as reported	$(0.03)	$(0.13)
Pro forma basic and diluted loss per common share	$(0.07)	$(0.17)

Inputs used for the fair value method of the Company’s employee stock options are as follows:

	Three Months Ended April 30,
	2004	2003

Volatility	.887	.951
Weighted-average expected lives	4.50	4.50
Expected dividend yields	—	—
Weighted-average risk-free interest rates	2.79%	2.10%
Weighted-average fair value of options granted	$6.20	$1.62

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

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification.  FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications.  The following is a summary of the agreements that the Company has determined are within the scope of FIN 45:

•                  Under the terms of the majority of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer license, against any loss, expense, or liability from any damages that may be awarded against its customer.  The Company includes this infringement indemnification in all of its software license agreements.  In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service.  The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses.  The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

•                  The Company has agreed to indemnify members of the board of directors, as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are acting in their capacities on behalf of the Company, or by reason of anything done or not done by them in any such capacities.  The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith.  The Company maintains insurance coverage for directors and officers liability (“D&O insurance”).  No maximum liability is stipulated in these agreements that include indemnifications of members or the board of directors and officers of the Company.  The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against its members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance.  As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 (FIN 46).”  In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen.  FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include these assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

The Company adopted the provisions of FIN 46 as of April 30, 2004.  The effect of adopting the provisions of FIN 46 was not material to the Company’s financial position.

3.              Goodwill and Intangible Assets

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

Upon adoption of SFAS 142, assembled work force intangible with a remaining net book value of $5.0 million at February 1, 2002 was reclassified to goodwill and the remaining goodwill will no longer be amortized.  The Company performed an initial assessment of impairment on February 1, 2002, the date SFAS 142 was adopted.  No impairment resulted from this initial assessment.

Customer relationships with definite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 for the three months ended April 30, 2004 and 2003.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Period	Amount

May 1, 2004 - January 31, 2005	$1,050
Fiscal year ended January 31, 2006	1,400
Fiscal year ended January 31, 2007	1,400
Fiscal year ended January 31, 2008	467

Certain accrued liabilities were recorded during the acquisition of Check Solutions Company in June 2001.  During the three months ended April 30, 2004, these estimates were revised and $388,000 of these accrued liabilities were reversed and recorded as an adjustment to Goodwill.

4.              Revolving Credit Agreement

On June 6, 2001, the Company entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions.  On July 31, 2003, the revolving credit agreement was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of outstanding borrowings to July 31, 2006.  Borrowings under the credit agreement, as amended, currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded except upon approval of the banks.  Substantially all of the Company’s assets collateralize the revolving credit agreement.  As of April 30, 2004, the Company is in compliance with the covenants of the revolving credit agreement, as amended.

The Company did not have any borrowings outstanding under our revolving credit agreement at April 30, 2004.  Because the interest on the debt is variable, the carrying value approximates the fair value.  Interest expense, exclusive of the amortization of deferred loan costs, on the credit agreement was $40,000 and $310,000 for the three months ended April 30, 2004 and 2003, respectively.

5.              Provision for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at April 30, 2004 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The net tax provision was zero for the three months ended April 30, 2004.  The net tax provision of $94,000 for the three months ended April 30, 2003 consists of a provision for state and foreign taxes.  No tax benefit was recorded due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

6.              Incentive Compensation Plans

Profit Sharing Plan

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company.  Employer matching contributions amounted to $165,000 and $0 for the three months ended April 30, 2004 and 2003, respectively. The Company may make additional contributions at the discretion of the Board of Directors.  No discretionary contributions were made during the three months ended April 30, 2004 and 2003.

Incentive Compensation Plans

Effective May 3, 2004, the variable compensation plan was terminated.  The Company did not record expense under this plan for the three months ended April 30, 2004 and 2003.

The Carreker Incentive Bonus Plan (“CIBP”) awards employees based on the Company’s and the applicable business unit’s operating results.  Substantially, all employees are eligible to receive cash awards under the CIBP.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  In the three months ended April 30, 2004 and 2003, the Company recorded expense under this plan of approximately $106,000 and $0, respectively.  Payments under this Plan are anticipated to be made to employees in April 2005.

The Company pays discretionary bonuses to key employees based primarily on Company profitability and the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $101,000 and $187,000 for the three months ended April 30, 2004 and 2003, respectively.

7.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2004	2003

Basic loss per share:
Net loss	$(812)	$(2,967)

Weighted average shares outstanding	24,376	23,547

Basic loss per share	$(0.03)	$(0.13)

Diluted loss per share:
Net loss	$(812)	$(2,967)

Weighted average shares outstanding	24,376	23,547
Assumed conversion of employee stock options	—	—
Shares used in diluted earnings per share calculation	24,376	23,547

Diluted loss per share	$(0.03)	$(0.13)

Options totaling 2,219,882 and 4,473,624, in the three months ended April 30, 2004 and 2003, respectively, have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

8.              Contingencies

On February 12, 2004, in the Court of Chancery of the State of Delaware in and for New Castle County (Civil Action No. 251-N), Barbara I. Smith brought a shareholders’ derivative action for the benefit of Nominal Defendant Carreker Corporation against John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ernst & Young, seeking to remedy their individual breaches of fiduciary duty and to remedy Ernst & Young’s accounting malpractice/negligence in connection with its annual audits of the Company. The plaintiff seeks redress (the form of, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

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

Earnings Performance Group (“EPG”) filed a complaint on or about September 16, 1998 in the Superior Court of New Jersey, Law Division, Essex County seeking to enjoin and restrain the Company from using any EPG confidential or proprietary information or trade secrets and from employing any former EPG employee in such a manner that disclosure or use of an EPG confidential or proprietary information or trade secret would be likely.  EPG also seeks (a) an accounting of any profits realized from or attributable to the use of any EPG confidential or proprietary information or trade secret, (b) compensatory and exemplary damages, plus interest and (c) attorneys’ fees and costs of suit.  On October 14, 1998, the Company removed the case to the United States District Court for the District of New Jersey.  The Company answered the complaint on November 4, 1998, essentially denying the allegations and setting forth various affirmative defenses.  On November 20, 1998, the Company filed an Amended Answer, Separate Defenses and Counterclaim.  In the Counterclaim the Company asserts claims for (a) restraint of trade, (b) tortuous interference with contractual relationships, (c) unfair competition and (d) interference with prospective economic advantage.  In May 2004, the jury in this litigation returned a verdict in favor of EPG on one claim and in favor of the Company on three claims. The jury also awarded EPG compensatory damages of $1,686,000, and did not award EPG punitive damages.  The jury award is subject to judicial review and the court has not issued a ruling on EPG’s request for injunctive relief.

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

	Three Months ended April 30, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$8,487	$36	$534	$—	$9,057
Software license fees	179	5,644	33	—	5,856
Software maintenance fees	169	10,688	227	—	11,084
Software implementation fees	156	2,557	166	—	2,879
Out-of-pocket expense reimbursements	490	300	100	—	890
Total revenues	$9,481	$19,225	$1,060	$—	$29,766

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$4,615	$4,445	$(566)	$(7,327)	$1,167

Amortization of customer relationships	—	350	—	—	350
Litigation loss provision	1,686	—	—	—	1,686
Restructuring and other charges	33	212	—	122	367
Income (loss) from operations	$2,896	$3,883	$(566)	$(7,449)	$(1,236)

	Three Months ended April 30, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$6,078	$115	$558	$—	$6,751
Software license fees	907	5,671	—	—	6,578
Software maintenance fees	234	8,242	234	—	8,710
Software implementation fees	230	4,464	200	—	4,894
Out-of-pocket expense reimbursements	609	574	140	—	1,323
Intercompany revenue	—	(20)	20	—	—
Total revenues	$8,058	$19,046	$1,152	$—	$28,256

Income (loss) from operations before restructuring and other charges	$3,363	$3,876	$(1,078)	$(7,678)	$(1,517)

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges	—	11	147	526	684
Income (loss) from operations	$3,363	$3,515	$(1,225)	$(8,204)	$(2,551)

During the three months ended July 31, 2003, the Company formed Carretek LLC (Carretek), a 51% jointly owned company to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs.  As this outsourcing business is in the development phase and its operations immaterial, the financial results for the three months ended April 30, 2004 are contained in the Corporate-Unallocated business segment in the tables above.

Since Carretek’s inception, the Company and its partner funded Carretek with an aggregate amount of $500,000 from both partners.  $100,000 was in equity and another $400,000 in the form of a note payable.  The $196,000 minority interest in the note payable is reflected as a long-term liability in the accompanying condensed consolidated balance sheets.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended April 30,
	2004	2003

Single customer	11%	12%
Top five customers	36%	38%

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, for the three months ended attributed to countries based on the location of the customers was as follows (in thousands):

	Three Months Ended April 30, 2004		Three Months Ended April 30, 2003
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$22,194	77%	$21,494	80%
Europe	2,375	8	1,867	7
Canada	1,525	5	1,996	7
Asia Pacific	1,356	5	1,154	4
South Africa	1,208	4	276	1
Other	218	1	146	1
Total revenues	$28,876	100%	$26,933	100%

10.       Restructuring and Other Charges

The Company recorded various merger, restructuring and other charges during the three months ended April 30, 2004 and 2003 as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Total quarter ended April 30, 2003	$545	$—	$—	$139	$684

Total quarter ended April 30, 2004	$308	$—	$—	$59	$367

Quarter Ended April 30, 2003

The Company recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting (“GPC”) business segments.  During the quarterly period ended April 30, 2003, the Company recorded a charge of $139,000 relating to legal and professional fees relating to the Company’s restatement efforts and the shareholder legal actions described in Note 8.

Quarter Ended April 30, 2004

The Company recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees.  During the quarterly period ended April 30, 2004, the Company recorded a charge of $59,000 relating to legal and professional fees relating to the Company’s shareholder legal actions described in Note 8.

The activity related to the accrued merger and restructuring costs reserve during the three months ended April 30, 2004 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Reserve balance at January 31, 2004	$500	$1,296	$5	$97	$1,898

Additions to reserve balance:
Severance charges	308	—	—	—	308
Reductions to reserve balances:
Cash paid	(412)	(29)	—	(5)	(446)
Reserve Balance at April 30, 2004	$396	$1,267	$5	$92	$1,760

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business – Forward Looking Statements and Risk Factors” contained in our Form 10-K for the year ended January 31, 2004, as filed with the Securities and Exchange Commission (SEC).  Such risks include, without limitation: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, product liability, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, pending lawsuits, stock price fluctuations, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets.  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “risk factors” included in our SEC filings and elsewhere in this report.

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

We are organized into three primary operating divisions: Global Payments Technologies (“GPT”), Revenue Enhancement (“RevE”) and Global Payments Consulting (“GPC”).  These three divisions bring together the capabilities essential to providing the innovation and delivery engines for our products and services.

Global Payments Technologies Solutions.  Carreker’s technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating costs and risk management.  These functions include presentment of checks in paper and electronic form, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments).  The Global Payments Technologies (“GPT”) solutions suite addresses these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems.  In addition, we offer technology solutions that optimize the inventory management of a bank’s cash stock levels, including managing how much is needed, when it is needed and where it is needed.  Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of ATM cash supplies.

Specific solutions in the GPT group include:

Solution	Description	Products Offered

Fraud Mitigation	Automated fraud detection and prevention solutions that reduce incidents of check fraud, deposit fraud, check kiting, and electronic fraud. Scalable solutions are offered for community banks.	FraudLink On-Us, FraudLink Deposit, FraudLink Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink PC, CORE, FraudLink ACHeCK, eFraudLink.com, Fraud Solutions Consulting

Back Office Processing	Products that bring new efficiencies to back-office operations through leading-edge image, workflow, and RECO (character recognition) technologies.	Adjustments/Express, Exceptions/Express, Input/Express, Inbound Returns/Express, Image Bulk-File, All Transactions File and Fine Sort

Remittance Processing	Both host and client/server-based platforms for improved productivity in processing retail and wholesale remittance transactions.	NeXGen Remittance

Conventional Check Capture	An extensive array of enhancement products that add flexibility and usability to IBM’s Check Processing Control System (CPCS) and the IBM 3890/XP series of Document Processors.	Conventional Capture Products, CPCS Enhancements Products, XP/Productivity Tools, Platform Emulation, NeXGen Settlement, NeXGen Balancing, LTA (Large Table Access)

Check Image Capture	Products and services related to the capture, storage and delivery of check images.	ALS & CIMS Products (MVS, AIX, Windows), NeXGen Image Processor, Image Enhancement Products, Reject Repair, RECO Technology, Image POD, Image Delivery Products, Delivery Express

Check Image Archive Management

Comprehensive array of check image archive management products that may be tailored to a bank’s unique requirements based on their operational environments and volumes.  Carreker offers archive technology for both in-house solutions and shared outsource providers.

Check Image Archive-AIX, Check Image Archive-MVS, Check Image Archive Load

Other Check Image Applications	An array of solutions that address revenue enhancement, risk reduction, and expense reduction issues through the application of image, workflow and RECO technologies.	Image Statements, NeXGen Remittance, + CDRom Delivery, Input/Express, Express Capture, Payee Name Verification, Amount Encoding Verification

Global Tracking

A complete bar code tracking system eliminates manual log sheets, automates data gathering and maximizes workflow by tracking accountable mail, branch bags, item volumes, currency bags, incoming domestic and international deposits, outgoing cash letters, exceptions and much more.

Receive Sentry

Solution	Description	Products Offered

eMetrics	Performance-measurement software suite that uses historical data to generate key performance indicators, item processing volume data, productivity statistics and quality control benchmarks.	Lumen, ProModel, eiMICR, eiStats, eiQuality, eiPerform

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

CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Manager, Cnotes

ATM Solutions

Advanced ATM monitoring and management, improving ATM availability and ensuring service levels are met. These solutions include an automated ATM monitoring and dispatching system for maximizing network availability; an Internet-based cash forecasting and inventory management desktop system for reducing cash needs by 20-40% across the enterprise; and a real-time Internet-based system for efficient handling of ATM service requests and responses.

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

Our Global Payments Consulting (GPC) division provides strategic planning and implementation advisory services for financial institutions and other clients.  These planning and implementation services include:

•                  Enterprise payment strategy

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

•                  Image-enabled payment infrastructure planning

•                  Transportation, float and funds availability optimization

•                  Organizational design

•                  Consolidation and merger/integration planning

•                  Program Management

•                  Check 21 readiness

Each service’s objective is to assist our clients in preparing and positioning their organization for the rapidly changing payment landscape.

The GPC division also contains the consulting license, maintenance and service revenue of our Float Management software products.  These Float Management products provide solutions that manage a bank’s float through float analysis and pricing to improve profitability, reporting, workflow and check clearing operations.  These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships.  The products offered consist of Float Analysis System and Float Pricing System.

Outsourcing.  Carretek is a jointly owned company with Majesco Software Inc., the US subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  Carretek was formed in fiscal 2003.  As this business is still in the developmental phase, and has not derived any revenue, its operations are contained in the Corporate-Unallocated business segment.  Carretek’s goal is to enable financial institutions and their processors to realize the benefits of transformational offshore-centric outsourcing (offshoring) of their business processes and IT services needs.  These benefits could include reduction in operating costs, improvements in productivity, and enhancement of quality.

Initially, Carretek is focused on offshoring payments-related business processes.  Within this area of expertise, the Carretek offering includes a flexible array of offshore outsourcing services to financial institutions, which include: global sourcing strategy development (consulting, methodology, and tools) to help banks understand their offshoring opportunities and optimize their decisions in this regard; and outsourcing of selected payment processes to India through a range of business models suited to each bank’s needs.

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

Cost of Revenues and Gross Margins.  We strive to control our cost of revenues and thereby maintain or improve our gross margins.  The major items impacting cost of consulting, cost of software maintenance and cost of software implementation are driven by personnel, overhead and related expenses.  The major items impacting cost of software licenses are amortization of both capitalized and acquired software and also software royalties for software from third parties.  While the amortization expense is relatively fixed, the third party royalty expense can vary significantly based on the relative product mix.

Operating Expenses.  Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses.  Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses.

Liquidity and Cash Flows.  Cash and cash equivalents at April 30, 2004 and January 31, 2004 totaled $31.5 million and $28.6 million, respectively.  During Q1 2004, we generated $9.8 million in cash from operating activities, used $1.1 million of cash for investing activities and used $5.7 million for financing activities.  Our primary utilization of cash in Q1 2004 was to reduce our debt to zero under our revolving credit agreement.

Results of Operations

Comparison of Quarter Ended April 30, 2004 (Q1 2004) to Quarter Ended April 30, 2003 (Q1 2003)

Revenues ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Revenue Enhancement	$9,481	$8,058	$1,423	17.7%
Global Payments Technologies	19,225	19,046	179	0.9
Global Payments Consulting	1,060	1,152	(92)	(8.0)

Total Revenues	$29,766	$28,256	$1,510	5.3%

The increase in revenue within the Revenue Enhancement (“RevE”) segment in Q1 2004, compared to Q1 2003, was primarily attributable to a $2.4 million increase in RevE consulting revenue in several international markets.  This increase in consulting revenue was offset by a decline in software license and implementation services revenue from our EnAct software offering as the demand for this offering, both domestically and internationally, has declined.

Revenue in the Global Payments Technologies (“GPT”) segment remained relatively flat at $19.2 million for Q1 2004, as compared to $19.0 million in Q1 2003.  Maintenance revenue in this segment improved $2.4 million in Q1 2004 from Q1 2003 due to improved collections of maintenance billings.  However, this segment experienced a decline in software implementation revenues due primarily to delays in technology investments by our customers and the availability of our new product offerings relating to Check 21 legislation and our other new Cash and Risk solutions products.

The slight decline in revenues within the Global Payments Consulting (“GPC”) segment in Q1 2004, as compared to Q1 2003, reflects the transition of this segment in moving to address enterprise-wide payment strategies and image enablement planning and integration.

Overall, as we look across our three business segments, we believe that we are well positioned and have a competitive advantage to capitalize on the significant changes brought about by the Check 21 legislation, USA Patriot Act and Basel II due to our subject matter expertise in the impacted areas.  We believe the revenue growth that will be derived from these regulatory changes will result in modest revenue growth in late 2004 with more attractive growth rates in fiscal 2005.

Consulting Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Consulting Fees	$9,057	$6,751	$2,306	34.2%

Consulting revenue in the RevE segment increased $2.4 million, or 40%, to $8.5 million in Q1 2004 from $6.1 million in Q1 2003.  Domestically, consulting revenue for RevE was flat at $6.0 million.  International RevE consulting revenue increased $2.5 million in Q1 2004, as compared to Q1 2003.

Consulting revenue in our GPC segment declined 4%, to $534,000, in Q1 2004 from $558,000 in Q1 2003.  We experienced improvement in our Float Consulting, which was offset by declines in both the Image and Payment Strategies area.  While we have seen some momentum from our redefined GPC segment, we continue to be cautiously optimistic about the future prospects of the GPC segment.

Software License Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Software License Fees	$5,856	$6,578	$(722)	(11.0)%

The great majority of our software license fees are derived from our GPT business segment.  GPT software license revenue of $5.6 million in Q1 2004 was basically flat, as compared to Q1 2003.  In Q1 2004, $2.9 million, or 51%, of software license revenue in the GPT business segment was the result of a license sale to a single customer in our Archive area, which did not require implementation services.  In Q1 2003, the software license revenue was more evenly distributed over our customer base.  We anticipate that in future periods the software license revenue will be more evenly distributed over our customer base.

The software revenue derived from our EnAct product offering, contained in our RevE business segment, declined $728,000, or 80%, to $179,000 in Q1 2004 from $907,000 in Q1 2003.

Beginning in the latter half of fiscal 2002, and continuing into fiscal 2003 and Q1 2004, the number and dollar amount of software license and related services arrangements began to decline.  This trend resulted from a natural decline in software revenue derived from our existing products as they reached a state of maturity in their product life cycle.

During the latter half of fiscal 2003 and continuing in Q1 2004, several new product initiatives were launched.  These initiatives include:

•                  ExchgLink:  an application designed to send and receive check images.  This product is being installed at our functional partner site, along with an additional beta site.  All license revenues continue to be deferred since the product is not generally available.

•                  Source Capture:  an application that enables customers to capture check images at corporate sites, bank branches and ATM’s.

•                  CORE AML:  an anti-money laundering application.

•                  Express Research:  an image-enabled back office application.

We anticipate market clarity emerging in the industry, especially as it relates to software solutions surrounding Check 21, which gives us confidence in customer buying decisions during fiscal 2004.

Software Maintenance Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Software Maintenance Fees	$11,084	$8,710	$2,374	27.3%

Software maintenance revenue increased $2.4 million, or 27%, in Q1 2004 to $11.1 million from $8.7 million in Q1 2003.  The great majority of our maintenance revenue is derived from our GPT business segment.  Software maintenance fees are invoiced and collected pursuant to annually renewable product and telephone support agreements with our software customers.  The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognized this maintenance revenue ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  The increase in Q1 2004 compared to Q1 2003 reflects more timely payment by our customer base for their maintenance agreements.  Maintenance contracts usually carry annual maintenance fee escalation clauses typically based on an index, such as the consumer price index.  Increases for maintenance revenue in 2004 due to this escalation will be offset by the fact that a major customer has recently given notice of their intent to not renew their maintenance contract for 2004.  Given this cancellation and the historical decline in new software license fees discussed above, maintenance fees are projected to decline in fiscal 2004, as compared to fiscal 2003.

Software Implementation Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Software Implementation Fees	$2,879	$4,894	$(2,015)	(41.2)%

The great majority of our software implementation fees are derived from our GPT business segment.  In that segment, software implementation fees declined $1.9 million, or 43%, in Q1 2004 to $2.6 million from $4.5 million in Q1 2003.  In the majority of our customer arrangements, installation services are provided to the customer when a license is purchased.  However, the decline in installation services in Q1 2004 was greater than the decline in license revenue for Q1 2004, compared to Q1 2003 primarily due to the large software license arrangement discussed above that did not require any installation services.  This decline reflects the completion of several major projects during fiscal 2003 that were not replaced during the latter half of fiscal 2003 nor Q1 2004.

The future software implementation fee revenue will be dependent on the sales levels of our new software solutions responding to Check 21 and other opportunities.

Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Out-of-Pocket Expense Reimbursements	$890	$1,323	$(433)	(32.7)%

The decrease in these reimbursements occurred across the three revenue generating business segments (GPT, GPC and RevE.)  Most of the software services and consulting engagements require our employees to be at the customer location for extended periods of time, which gives rise to out-of-pocket expense reimbursements.

Cost of Revenues ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Revenue Enhancement	$4,376	$4,455	$(79)	(1.8)%
% of revenue	46.2%	55.3%

Global Payments Technologies	$8,518	$9,593	$(1,075)	(11.2)%
% of revenue	44.3%	50.4%

Global Payments Consulting	$1,343	$1,926	$(583)	(30.3)%
% of revenue	126.7%	167.2%

Total Cost of Revenues	$14,237	$15,974	$(1,737)	(10.9)%
% of revenue	47.8%	56.5%

Costs of revenue in absolute dollars declined in all segments in Q1 2004 and were also lower as a percentage of revenues for each category of revenue as well as in total. The GPT business segment had a decline in total cost of revenues of $1.1 million or 11% reflecting some personnel reductions as well as some redeployment of personnel to work on R&D projects as the number of software implementation services declined.  In the GPC segment, which experienced a decline of $583,000 or 30%, actions had been taken in fiscal 2003 to reduce the headcount in this segment to bring it in line with expected revenues.  Likewise, the RevE segment experienced a slight decline of $79,000 or 2% related primarily to redeployment of personnel working on the EnAct product to the software sales efforts for this product.

Cost of Consulting ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Cost of Consulting	$4,529	$4,969	$(440)	(8.9)%
% of consulting revenue	50.0%	73.6%

The cost of consulting consists primarily of personnel costs related to our consulting engagements within our RevE and GPC segments.  The decline in absolute dollars of $440,000 along with the decline in consulting costs as a percentage of consulting revenue in Q1 2004 compared to Q1 2003 primarily reflects our efforts to lower the cost of the GPC segment to bring it in line with expected near-term revenues.  This reduction, of approximately $530,000, is in personnel costs and contract labor in the GPC business segment.  However, the RevE segment experienced an increase in consulting costs of $200,000 or 6% related to an increase in personnel costs and consulting expenses.

Cost of Software Licenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Cost of Software Licenses	$1,598	$1,721	$(123)	(7.1)%
% of software license revenue	27.3%	26.2%

The cost of software licenses consists primarily of amortization of capitalized and acquired software costs along with royalties payable to third parties.  The decline in costs of software license fees of $123,000 or 7% is due primarily to lower royalty costs.

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 30% of the associated revenue.  In Q1 2004 we recorded $256,000 of royalty expense compared to $435,000 of royalty expense recorded in Q1 2003.  Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

Cost of Software Maintenance ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Cost of Software Maintenance	$3,798	$3,176	$622	19.6%
% of software maintenance revenue	34.3%	36.5%

Cost of software maintenance consists primarily of personnel and facility costs to provide telephone support, products defect support and other enhancements to our existing products, which are not significant enough to extend the product’s life cycle or substantially increase its marketability. The increase of $622,000, or 20%, in Q1 2004 compared to Q1 2003, occurred in both our GPT and RevE business segments.  This increase is personnel related and reflects increased emphasis in supporting and enhancing our current product mix.  This increase was not attributable to additional overall headcount; rather, this cost increase represents redeployment of our technical staff from the software services area to the maintenance area.

As discussed above, the annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer the revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  As a result, our cost of software maintenance as a percentage of related maintenance revenue may fluctuate.

Cost of Software Implementation ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Cost of Software Implementation	$3,369	$4,855	$(1,486)	(30.6)%
% of software implementation revenue	117.0%	99.2%

Costs of software implementation consist primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations within our GPT business segment and our RevE segment.  The decline in costs of software implementation of $1.5 million in Q1 2004 to $3.4 million, from $4.9 million, in Q1 2003 is due to a decline in new software license and implementation projects, in both the GPT segment and the RevE segment, as well as the completion of several major projects in the GPT segment that were in progress during Q1 2003, and completed in the latter half of fiscal 2003.  The increase in the percentage of software implementation costs as a percentage of software implementation revenue is the result of the decline in software implementation revenue experienced in Q1 2004.  As discussed within software implementation fee revenue, improvements in our software implementation margins will be dependent on our sales levels of the new software solutions responding to Check 21 and other opportunities.

Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Cost of Out-of-Pocket Expenses	$943	$1,253	$(310)	(24.7)%
% of out-of-pocket expense reimbursements	106.0%	94.7%

These costs represent travel, meals and other sundry expenses incurred by our employees.  These costs are invoiced to the customer, without mark-up, usually on a monthly basis.  The absolute costs have declined $310,000 in Q1 2004, as compared to Q1 2003, due to fewer software implementation engagements as discussed above.  In addition, certain customer contracts contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer.

Operating Costs and Expenses ($ in thousands):

Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Selling, General and Administrative Expenses	$12,654	$11,933	$721	6.0%
% of total revenue	42.5%	42.2%

Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, insurance, including directors and officers insurance, as well as professional services such as legal and accounting expense and other related costs are classified within selling, general and administrative expense.  We experienced an increase in these costs of $721,000 in Q1 2004 to $12.6 million from $11.9 million in Q1 2003.

While we have made progress in reducing costs in this area by reducing personnel costs, these reductions have been more than offset by increases in non-personnel expenses, such as legal fees associated with our litigation.  In Q1 2004, we incurred approximately $462,000 in EPG legal costs.  Additionally, we have incurred increased insurance costs for our directors and officers, travel costs associated with sales efforts and our professional fees associated with our Sarbanes-Oxley compliance.

In addition, in the second quarter of 2003, we formed Carretek LLC, a jointly owned company to offer financial institutions offshore-centric outsourcing of their business processes and IT needs.  Carretek LLC increased selling, general and administrative costs by approximately $174,000 in Q1 2004.

Research and Development ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Research and Development Expenses	$1,708	$1,866	$(158)	(8.5)%
% of total revenue	5.7%	6.6%

Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization.  In Q1 2004, research and development costs have decreased as compared to Q1 2003, as a result of increased capitalization of research and development costs.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability.

In accordance with SFAS No. 86, “Accounting for Costs of Computer Equipment to be Sold, Leased or Otherwise Marketed,” we capitalized $910,000 for the three months ended April 30, 2004, as compared to $0 for the three months ended April 30, 2003.  In Q1 2004, $467,000 of our capitalization is related to our first version of ExchgLink, our product offering to send and receive check images.  We expect this product to become generally available in the second or third quarter of fiscal 2004.  We have several other development initiatives underway in fiscal 2004 such as the second version of ExchgLink; Express Research, an image-enabled back office application; Source Capture, an application which enables customers to capture check images at corporate sites, bank branches and ATM’s; and an anti-money laundering application.  Considering these initiatives, we expect the total amount of research and development costs to remain at approximately the same levels during the remainder of fiscal 2004.

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

Amortization of Goodwill and Intangible Assets:

Amortization of goodwill and intangible assets was $350,000 in each of the three months ended April 30, 2004 and 2003.  The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition.

Litigation loss provision ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Litigation loss provision	$1,686	$—	$1,686	100%

The jury in this litigation returned a verdict in favor of EPG on one claim and in favor of Carreker on three claims. The jury also awarded EPG compensatory damages of $1,686,000.  The jury award is subject to judicial review.

Based on the facts and circumstances, we accrued the amount of the jury verdict as of April 30, 2004.  Any subsequent changes in this amount will be accounted for in the period when they are deemed probable and can be estimated.

Restructuring and Other Charges:  We recorded various restructuring and other charges during the three months ended April 30, 2004 and 2003 as follows ($ in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Total quarter ended April 30, 2003	$545	$—	$—	$139	$684

Total quarter ended April 30, 2004	$308	$—	$—	$59	$367

Quarter Ended April 30, 2003:

We recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting (“GPC”) business segments.  During the quarterly period ended April 30, 2003, we recorded a charge of $139,000 relating to legal and professional fees relating to our restatement efforts and the shareholder legal actions described in Note 8 of the Condensed Consolidated Unaudited Financial Statements.

Quarter Ended April 30, 2004:

We recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees.  During the quarterly period ended April 30, 2004, we recorded a charge of $59,000 relating to legal and professional fees relating to our shareholder legal actions described in Note 8 of the Condensed Consolidated Unaudited Financial Statements.

The activity related to the accrued merger and restructuring costs reserve during the three months ended April 30, 2004 is as follows ($ in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Reserve balance at January 31, 2004	$500	$1,296	$5	$97	$1,898

Additions to reserve balance:
Severance charges	308	—	—	—	308
Reductions to reserve balances:
Cash paid	(412)	(29)	—	(5)	(446)
Reserve Balance at April 30, 2004	$396	$1,267	$5	$92	$1,760

Other Income (Expense):

Interest Income ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Interest Income	$48	$80	$(32)	(40.0)%

Interest income consists of interest earned on cash and cash equivalents.  Interest income decreased 40%, to $48,000, in Q1 2004, as compared to $80,000 in Q1 2003.  The decrease is primarily the result of lower interest rates.

Interest Expense ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Interest Expense	$(108)	$(418)	$(310)	(74.2)%

Interest expense is primarily the result of borrowings under our $30.0 million revolving credit agreement.  Additionally, the amortization of the deferred loan costs are also included in interest expense.  Interest expense decreased 74%, to $108,000, in Q1 2004, as compared to $418,000 in Q1 2003.  The decline is attributable to less outstanding borrowings under the revolving credit agreement in Q1 2004, as compared to Q1 2003.

Other income ($ in thousands):

	Three Months Ended April 30,		Variance
	2004	2003	$	%

Gain on sale of Cash Services Australia Pty. Limited	$539	$—	$539	100.0%
Equity in earnings of Cash Services Australia Pty. Limited.	(17)	72	(89)	(123.6)
Minority share of net loss of Carretek LLC	86	—	86	100.0
Foreign exchange losses	(129)	(81)	(48)	(59.3)
Other	5	25	(20)	(80.0)
Total other income	$484	16	$468

In April 2004, we sold our 25% interest in Cash Services Australia Pty. Limited.  The carrying value of our investment was approximately $383,000 and we received $922,000 in proceeds collected in May 2004.  As a result of this transaction, we recorded a $539,000 gain.

During Q2 2003, we formed Carretek LLC (“Carretek”), a 51% jointly owned company to offer financial institutions off-shore centric outsourcing of their business processes and IT services needs.  To date, Carretek has not generated any revenue and accordingly, the 49% share, or $86,000 of the minority interest in this loss was recorded in other income (expense.)

Provision for Income Taxes:

The Company has established a valuation allowance to reserve its net deferred tax assets at April 30, 2004 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The net tax provision was zero for the three months ended April 30, 2004.  The net tax provision of $94,000 for the three months ended April 30, 2003 consists of a provision for state taxes.  No tax benefit was recorded at April 30, 2004 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

In May 2004, the federal tax law changed to allow software license revenue to be deferred for tax purposes similar to the percent-complete revenue recognition model we use for financial statement purposes.  The impact of this change in the tax law will most likely increase the amount of the net operating loss carryforwards and thereby further reduce our effective tax rate at such time as we begin to generate taxable income.

Liquidity and Capital Resources

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities.  At April 30, 2004, we had working capital of $7.5 million compared to $11.7 million at January 31, 2004.  We had $31.5 million in cash and cash equivalents at April 30, 2004, an increase of $2.9 million from $28.6 million in cash and cash equivalents at January 31, 2004.  At April 30, 2004, we had no long-term debt compared to $6.3 million at January 31, 2004.  We expect that existing cash and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

Cash provided by operating activities was $9.8 million in the three months ended April 30, 2004 compared to cash provided by operating activities of $12.2 million in the three months ended April 30, 2003.  Operating cash flows decreased during the three months ended April 30, 2004, as compared to the three months ended April 30, 2003, primarily as a result of lower amount of deferred revenue related to both software license and software implementation fees.

Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.  The following table contains the quarterly days’ sales outstanding (DSO):

Quarter ended	DSO
April 30, 2004	46
January 31, 2004	59
October 31, 2003	56
July 31, 2003	43
April 30, 2003	51

Cash used in investing activities during the three months ended April 30, 2004 was $1.1 million, and was primarily related to $231,000 of routine purchases of property and equipment along with $910,000 of capitalized software costs.  Cash used in investing activities during the three months ended April 30, 2003 was $311,000, and was related to the purchases of property and equipment.  We expect purchases of property and equipment to increase in future quarters in fiscal 2004 as we replace certain developmental hardware and software within our technology group based in Charlotte, NC.  We expect these expenditures to approximate between $1.0 million and $1.5 million primarily during the next two quarters.  We believe that capitalized software development costs will continue at approximately the same trend over the future quarters in fiscal 2004.

Financing activities used cash of $5.7 million in the three months ended April 30, 2004, and used cash of $10.0 million in the three months ended April 30, 2003.  The cash used in financing activities in the three months ended April 30, 2004 was comprised of $6.3 million of payments on our revolving credit agreement offset by $375,000 of stock option exercise proceeds.  In addition, $147,000 was received related to the minority interest and shareholder loan for Carretek LLC.  The cash used in financing activities during the three months ended April 30, 2003 was comprised of $10.0 million of payments on our revolving credit agreement.

On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions.  On July 31, 2003, the revolving credit agreement was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of the outstanding borrowings to July 31, 2006.  At April 30, 2004, the Company did not have any borrowings outstanding.  At April 30, 2003, we had outstanding borrowings of $15.0 million under the credit agreement.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); or London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA.  Interest payments are due quarterly.  We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded subject to the approval of the banks.  Substantially all of our assets collateralize this revolving credit agreement.  As of April 30, 2004, we are in compliance with the covenants of the revolving credit agreement, as amended.

The following summarizes our contractual obligations at April 30, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years

Operating leases	$16.7	$4.1	$6.1	$4.7	$1.8
	$16.7	$4.1	$6.1	$4.7	$1.8

We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2004.  However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  There can be no assurance that additional financing would be available on acceptable terms, if at all.  We are presently involved in a number of lawsuits, including several class action lawsuits.  In May 2004, the jury in the EPG litigation returned a verdict against us and awarded approximately $1.7 million in compensatory damages to the plaintiff.  We are currently evaluating other legal actions that could possibly reduce this verdict.  The final outcomes or resolutions of the lawsuits are unknown, but could include judgments against us, or settlements that could require additional substantial payments by us.  See Note 8 in our Notes to Condensed Consolidated Unaudited Financial Statements.  The timing of the final resolution of these matters is uncertain.  We believe that a material adverse outcome or outcomes with respect to the lawsuits could have a material adverse effect on our financial results, our business or our management including but not limited to, significantly impacting our liquidity in a negative manner as well as causing covenant violations under our revolving credit agreement, possibly resulting in a default thereunder.  Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and could change our financing needs.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary.  The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use certain estimates and assumptions that affect the reported amounts and related disclosures and our estimates may vary from actual results.  We consider the following seven accounting policies the most important to the portrayal of our financial condition and those that require the most subjective judgment.  Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

Revenue Recognition

Our revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,”SAB No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires us to provide implementation services that are determined to be essential to other elements of the arrangement, we follow the guidance in SOP 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

Consulting Fees.  We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are generally paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues on a percentage-of-completion basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract.  Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses.  Anticipated losses on fixed-priced contracts are recognized when estimable.  Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us.  We must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the customer will purchase the solution.  Costs associated with these value-pricing contracts are expensed as incurred.  These contracts typically include payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, we may on occasion, offer payment terms which extend beyond 12 months.  When we enter into an agreement that has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement is entered into, revenue under the arrangement will be recognized as payments become due and payable.  When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

Royalties

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to its customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20%-30% of the associated revenues.  Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying condensed consolidated statement of operations.

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

Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.  We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142.  The initial impairment analysis did not result in any write-down of capitalized costs.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment.  We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated.  If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.  During the fourth quarter of the year ended January 31, 2004, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment.  Goodwill at April 30, 2004 totaled $20.8 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

Restructuring and Other Charges

During fiscal year 2001, we recorded reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings.  Additional reserves were recorded during fiscal 2002, 2003 and Q1 2004.  These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions.  Although we do not anticipate any significant changes, the actual costs may differ from these estimates.

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

Income Taxes

We recognize deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities.  We review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As a result of our cumulative net losses we have provided a full valuation allowance against our net deferred tax assets.  In addition, we expect to provide a full valuation allowance of any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Recently Issued Accounting Standards

See “Recently Issued Accounting Standards” in Note 2 of the Condensed Consolidated Unaudited Financial Statements.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  At April 30, 2004, we did not hold any fixed-rate investments.

We had no outstanding borrowings under our revolving credit agreement at April 30, 2004.  As described in Note 4 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate under the revolving credit agreement is variable.

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

An insignificant portion of our accounts receivable balance at April 30, 2004, was denominated in a foreign currency.  Our exposure to adverse movements to foreign exchange rates is not significant.  Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Foreign exchange losses were $129,000 and $81,000 in the three months ended April 30, 2004 and 2003, respectively.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures.  As of April 30, 2004, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART II:   OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Except as noted below, the information contained in Part I, Item 3. Legal Proceedings in our Form 10-K for the period ended January 31, 2004 is hereby incorporated by reference.

Earnings Performance Group (“EPG”) filed a complaint on or about September 16, 1998 in the Superior Court of New Jersey, Law Division, Essex County seeking to enjoin and restrain us from using any EPG confidential or proprietary information or trade secrets and from employing any former EPG employee in such a manner that disclosure or use of an EPG confidential or proprietary information or trade secret would be likely.  EPG also seeks (a) an accounting of any profits realized from or attributable to the use of any EPG confidential or proprietary information or trade secret, (b) compensatory and exemplary damages, plus interest and (c) attorneys’ fees and costs of suit.  On October 14, 1998, we removed the case to the United States District Court for the District of New Jersey.  We answered the complaint on November 4, 1998, essentially denying the allegations and setting forth various affirmative defenses.  On November 20, 1998, we filed an Amended Answer, Separate Defenses and Counterclaim.  In the Counterclaim we asserted claims for (a) restraint of trade, (b) tortuous interference with contractual relationships, (c) unfair competition and (d) interference with prospective economic advantage.  In May 2004, the jury in this litigation returned a verdict in favor of EPG on one claim and in favor of us on three claims. The jury also awarded EPG compensatory damages of $1,686,000, and did not award EPG punitive damages.  The jury award is subject to judicial review and the court has not issued a ruling on EPG’s request for injunctive relief.

ITEM 2.                             CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits

Number	Exhibit Description

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarterly period April 30, 2004:

(i)                                                             On March 16, 2004, we furnished a current report on Form 8-K to announce our 4Q 2003 quarterly and annual fiscal 2003 financial condition and results of operations (Item 12).

(ii)                                                          On April 21, 2004, we filed a current report on Form 8-K to announce the SEC’s termination of its investigation of the Company (Item 5).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	June 9, 2004
John D. Carreker, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	June 9, 2004
Lisa K. Peterson
Chief Financial Officer