Form 10-Q
period 2004-07-31
CARREKER CORP
filed 2004-09-09
CIK 1057709

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2004.

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

Common Stock, $.01 par value --- 24,814,324 shares as of August 31, 2004.

CARREKER CORPORATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

ASSETS

	July 31, 2004	January 31, 2004

Current assets
Cash and cash equivalents	$28,449	$28,605
Accounts receivable, net of allowance of $986 and $1,512 at July 31, 2004 and January 31, 2004, respectively	15,246	21,751
Prepaid expenses and other current assets	3,288	3,331
Total current assets	46,983	53,687

Property and equipment, net of accumulated depreciation of $18,768 and $17,140 at July 31, 2004 and January 31, 2004, respectively	6,398	6,690
Capitalized software costs, net of accumulated amortization of $11,529 and $11,050 at July 31, 2004 and January 31, 2004, respectively	3,158	2,028
Acquired developed technology, net of accumulated amortization of $13,463 and $11,153 at July 31, 2004 and January 31, 2004, respectively	12,237	14,547
Goodwill, net of accumulated amortization of $3,405 at July 31, 2004 and January 31, 2004	20,806	21,193
Customer relationships, net of accumulated amortization of $4,433 and $3,733 at July 31, 2004 and January 31, 2004, respectively	3,967	4,667
Deferred loan costs, net of accumulated amortization of $1,164 and $1,028 at July 31, 2004 and January 31, 2004, respectively	543	680
Other assets	952	1,087
Total assets	$95,044	$104,579

Current liabilities
Accounts payable	$899	$913
Accrued compensation and benefits	6,926	9,219
Other accrued expenses	4,309	4,520
Income tax payable	135	181
Deferred revenue	24,725	25,231
Accrued merger and restructuring costs	536	1,898
Total current liabilities	37,530	41,962
Long-term debt	—	6,250
Other long-term liabilities	309	49
Total liabilities	37,839	48,261

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 24,802 and 24,357 shares issued at July 31, 2004 and January 31, 2004, respectively	248	244
Additional paid-in capital	110,253	108,757
Accumulated deficit	(53,293)	(52,680)
Less treasury stock, at cost: 1 common share at July 31, 2004 and January 31, 2004	(3)	(3)
Total stockholders’ equity	57,205	56,318
Total liabilities and stockholders’ equity	$95,044	$104,579

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Revenues:
Consulting fees	$10,514	$8,202	$19,571	$14,953
Software license fees	4,577	8,351	10,433	14,929
Software maintenance fees	10,232	14,284	21,316	22,994
Software implementation fees	3,642	4,508	6,521	9,402
Outsourcing service fees	10	—	10	—
Out-of-pocket expense reimbursements	662	816	1,552	2,139
Total revenues	29,637	36,161	59,403	64,417

Cost of revenues:
Consulting fees	5,082	5,288	9,611	10,257
Software license fees	1,670	1,905	3,268	3,626
Software maintenance fees	3,386	3,133	7,184	6,310
Software implementation fees	3,810	5,058	7,179	9,913
Outsourcing service fees	14	—	14	—
Out-of-pocket expenses	652	1,038	1,595	2,291
Total cost of revenues	14,614	16,422	28,851	32,397
Gross profit	15,023	19,739	30,552	32,020

Operating costs and expenses:
Selling, general and administrative	11,971	12,538	24,163	24,470
Research and development	1,874	1,779	3,582	3,645
Amortization of customer relationships	350	350	700	700
Restructuring and other charges	197	778	2,712	1,462
Total operating costs and expenses	14,392	15,445	31,157	30,277
Income (loss) from operations	631	4,294	(605)	1,743

Other income (expense):
Interest income	66	73	115	154
Interest expense	(121)	(339)	(230)	(757)
Other income (expense)	(27)	36	457	50
Total other income (expense)	(82)	(230)	342	(553)
Income (loss) before provision for income taxes	549	4,064	(263)	1,190
Provision for income taxes	350	133	350	226
Net income (loss)	$199	$3,931	$(613)	$964
Basic earnings (loss) per share	$0.01	$0.17	$(0.03)	$0.04
Diluted earnings (loss) per share	$0.01	$0.17	$(0.03)	$0.04
Shares used in computing basic earnings (loss) per share	24,671	23,547	24,524	23,547
Shares used in computing diluted earnings (loss) per share	25,481	23,723	24,524	23,631

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2004	24,357	$244	$108,757	$(52,680)	1	$(3)	$56,318

Cancellation of restricted stock	(20)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	35	—	—	—	35
Issuance of shares of common stock upon exercise of stock options	74	—	375	—	—	—	375
Net loss	—	—	—	(812)	—	—	(812)
Balance at April 30, 2004	24,411	244	109,167	(53,492)	1	(3)	55,916

Cancellation of restricted stock	(7)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	251	2	139	—	—	—	141
Issuance of shares of common stock upon exercise of stock options	147	2	947	—	—	—	949
Net income	—	—	—	199	—	—	199
Balance at July 31, 2004	24,802	$248	$110,253	$(53,293)	1	$(3)	$57,205

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Operating Activities:
Net income (loss)	$199	$3,931	$(613)	$964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	835	832	1,657	1,706
Amortization of capitalized software costs and acquired developed technology	1,394	1,270	2,789	2,606
Amortization of customer relationships	350	350	700	700
Compensation expense related to issuance of restricted stock	141	35	176	35
Minority share of loss in Carretek LLC	(134)	—	(220)	—
Gain on sale of Cash Services Australia Pty. Limited	—	—	(539)	—
EPG litigation loss provision	14	—	1,700	—
Payment of EPG litigation settlement	(1,700)	—	(1,700)	—
Provision for (recovery of) doubtful accounts	(212)	25	(392)	(27)
Amortization of deferred loan costs	69	108	136	216
Non cash reduction in merger cost accrual	(1,215)	—	(1,215)	—
Changes in operating assets and liabilities:
Accounts receivable	124	(1,001)	6,897	5,721
Prepaid expenses and other assets	636	1,005	937	864
Accounts payable and accrued expenses	995	(1,380)	(2,278)	(3,082)
Income taxes payable/receivable	(13)	100	(46)	100
Deferred revenue	(3,750)	(3,487)	(506)	4,197
Net cash provided by (used in) operating activities	(2,267)	1,788	7,483	14,000
Investing Activities:
Purchases of property and equipment	(1,134)	(259)	(1,365)	(570)
Computer software costs capitalized	(698)	—	(1,608)	—
Net cash used in investing activities	(1,832)	(259)	(2,973)	(570)
Financing Activities:
Payments on long-term debt	—	(2,500)	(6,250)	(12,500)
Payments of deferred loan costs	—	(456)	—	(456)
Proceeds from exercises of stock options	949	—	1,324	—
Minority interest and minority shareholder loan to Carretek LLC	113	—	260	—
Net cash provided by (used in) financing activities	1,062	(2,956)	(4,666)	(12,956)
Net increase (decrease) in cash and cash equivalents	(3,037)	(1,427)	(156)	474
Cash and cash equivalents at beginning of period	31,486	28,887	28,605	26,986
Cash and cash equivalents at end of period	$28,449	$27,460	$28,449	$27,460

Supplemental disclosures of cash flow information:
Cash paid for interest	$38	$322	$109	$669
Cash paid for income taxes, net	$349	$36	$382	$130

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six Months Ended July 31, 2004 and 2003

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

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The accompanying financial statements reflect all adjustments, (consisting of normal recurring entries) which in the opinion of management are necessary for a fair presentation of the results for the interim periods presented.  The results of operations, for the three and six months ended July 31, 2004, are not necessarily indicative of full-year results.

Certain prior year amounts have been reclassified to conform to the current year presentation.  For the three months ended July 31, 2003, selling, general and administrative expenses have been reduced by $157,000, while cost of sales-software maintenance fees, cost of sales-software implementation fees and research and development expenses increased $63,000, $31,000 and $63,000, respectively.  Additionally, for the six months ended July 31, 2003, selling, general and administrative expenses have been reduced by $310,000, while cost of sales-software maintenance fees, cost of sales-software implementation fees and research and development expenses increased $124,000, 62,000 and $124,000, respectively.  These reclassifications were made to conform to the presentation of certain information technology costs in the three and six months ended July 31, 2004.

The Company has been engaged in several legal actions, more fully described in Note 8, that have been deemed to be outside the normal course of business.  Accordingly, these legal fees and settlement amounts have been classified, and prior periods reclassified, as restructuring and other charges in the accompanying statements of operations.  In the six months ended July 31, 2004, $462,000 of legal costs related to these specific legal actions incurred during the three months ended April 30, 2004 were reclassified from selling, general and administrative expense to this separate financial statement caption.

In the three and six months ended July 31, 2004, the consolidated financial statements also contain Carretek LLC which is a 51% owned subsidiary.  The minority interest and minority interest in income (loss) of Carretek LLC represents the 49% minority stockholders’ investment and share of the loss of this consolidated subsidiary.

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

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables.  Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three months ended July 31, 2004 and 2003 were $135,000 and $26,000, respectively.  Write-offs of receivables during the six months ended July 31, 2004 and 2003 were $134,000 and $105,000, respectively.

The fair value of accounts receivable approximates the carrying amount of accounts receivable.

Accounts receivable, net of related deferred revenue and allowances, consist of the following (in thousands):

	July 31, 2004	January 31, 2004

Gross accounts receivable	$48,288	$65,109
Less related deferred revenue	(32,056)	(41,846)
Less allowance for doubtful accounts	(986)	(1,512)
Net accounts receivable	$15,246	$21,751

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

	July 31, 2004	January 31, 2004

Furniture	$5,092	$5,070
Equipment and software	18,991	17,686
Leasehold improvements	1,083	1,074
Total cost	25,166	23,830

Less accumulated depreciation and amortization	(18,768)	(17,140)
Net property and equipment	$6,398	$6,690

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

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company capitalized $698,000 and $0 of software development costs in the three months ended July 31, 2004 and 2003, respectively.  The Company capitalized $1.6 million and $0 of software development costs in the six months ended July 31, 2004 and 2003, respectively.  The Company is currently developing software for sending and receiving check images, distributing capture of checks and check images and extending the functionality of the anti-money laundering software discussed below.  The products reached technological feasibility in the latter half of fiscal 2003 and accordingly certain costs subsequently incurred were capitalized under SFAS 86.

The Company recorded amortization relating to software development costs capitalized of $239,000 in the three months ended July 31, 2004 and 2003, respectively.  The Company recorded amortization relating to software development costs capitalized of $479,000 and $546,000 in the six months ended July 31, 2004 and 2003, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statement of operations.

In October 2003, the Company purchased an anti-money laundering software solution designed to help banks protect both their customers and their corporate reputations from the growing risk of financial fraud and to comply with a growing number of laws and regulations.  The $1.5 million purchase price was recorded in acquired developed technology in the accompanying condensed consolidated balance sheets and is being amortized over a 3-year period.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions.  These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.2 million and $1.0 million for the three months ended July 31, 2004 and 2003, respectively, and $2.3 million and $2.1 million for the six months ended July 31, 2004 and 2003.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the six months remaining in fiscal year ended January 31, 2005 and for the remaining future fiscal years ending January 31 (in thousands):

Period	Capitalized Software Costs	Acquired Developed Technology

August 1, 2004 - January 31, 2005	$358	$2,310
Fiscal year ended January 31, 2006	148	4,620
Fiscal year ended January 31, 2007	—	4,107
Fiscal year ended January 31, 2008	—	1,200

The table does not include the estimated amortization expense for $2.7 million of capitalized software products that are currently being developed, and for which amortization has not commenced.

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

Consulting Fees.  The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts usually on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues on a percentage-of-completion basis.  The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract.  Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses.  Anticipated losses on fixed-price contracts are recognized when estimatable.  Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company.  The Company must first commit time and resources to develop projections associated with value-pricing contracts before a customer will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the customer will purchase the solution.  Costs associated with these value-pricing contracts are expensed as incurred.  These contracts typically include payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length.  The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from services with payments to the Company, the Company on occasion, may offer payment terms which extend beyond 12 months.  When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable.  When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

In certain instances, especially with recently developed software, the Company defers software license revenue recognition until the services are completed and the project is accepted by the customer.  This practice is followed for the first two installations of a recently developed software product.  After two successful implementations, the product is considered generally available (“GA”).

Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting.  The Company determines whether there is vendor specific objective evidence of fair value (“VSOEFV”) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element.  If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element.  In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant production, modification or customization of the software is required, the Company initially defers revenue recognition of the software license fees until VSOEFV is established or the services are performed.  However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method.  Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined.  Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in the Company’s price book.  Evidence of VSOEFV for services (implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services.  The Company establishes VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for a specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

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

Royalties

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products.  Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues.  Approximately $433,000 and $592,000 of royalty expense was recorded under these agreements in the three months ended July 31, 2004 and 2003, respectively, and $688,000 and $1.0 million in the six months ended July 31, 2004 and 2003.  Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying condensed consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

Deferred revenue and advance payments from customers consist of the following (in thousands):

	July 31, 2004	January 31, 2004

Deferred software maintenance fees	$31,675	$44,117
Deferred software implementation and license fees	25,106	22,960
	56,781	67,077
Less related accounts receivable	(32,056)	(41,846)
	$24,725	$25,231

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

Other income (expense)

Other income (expense) is comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Gain on sale of Cash Services Australia Pty. Limited.	$—	$—	$539	$—
Equity in earnings (loss) of Cash Services Australia Pty. Limited.	—	2	(17)	74
Minority share of net loss of Carretek LLC	133	—	219	—
Foreign exchange gains (losses)	(159)	34	(288)	(47)
Other	(1)	—	4	23
Total	$(27)	$36	$457	$50

In April 2004, the Company sold its 25% interest in Cash Services Australia Pty. Limited.  The carrying value of this investment was approximately $383,000 and the Company received $922,000 in proceeds collected in May 2004.  As a result of this transaction, the Company recorded a $539,000 gain.

During Q2 2003, the Company formed Carretek LLC (“Carretek”), in which the Company owns a 51% interest to offer financial institutions off-shore centric outsourcing of their business processes.  To date, Carretek has generated minimal revenue and accordingly, the 49% share, or $133,000 on a quarterly basis and $219,000 on a YTD basis of the minority interest in this loss was recorded in other income (expense).

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

On June 20, 2003, the Company issued 245,000 shares of restricted common stock to several employees and officers.  The market price of the stock was $4.35.  The stock vests one-third on June 20, 2006, one-third on June 20, 2007 and one-third on June 20, 2008.  The Company is amortizing the resulting compensation expense on a straight-line basis from the date of issuance through June 20, 2008, and any forfeitures will be accounted for in the period the forfeiture takes place.  The Company recorded $47,000 and $82,000 of compensation expense, during the three and six months ended July 31, 2004, and $36,000 of compensation expense during the three and six months ended July 31, 2003.  215,000 restricted common shares remain outstanding at July 31, 2004.

On May 3, 2004, the Company issued 151,370 shares of restricted common stock to its employees.  The market price of the stock was $7.22.  The stock vests 20% on each of the next five anniversaries from the date of issuance.  The Company will amortize the resulting compensation expense on a straight-line basis from the date of issuance through May 3, 2009, and any forfeitures will be accounted for in the period the forfeiture takes place.  The Company recorded $61,000 of compensation expense during the three months ended July 31, 2004, and 143,070 shares of restricted common stock remain outstanding at July 31, 2004.

On June 11, 2004, the Company issued 100,000 shares of restricted common stock to several employees and officers.  The market price of the stock was $10.03.  The stock vests 20% on each of the next five anniversaries from the date of issuance.  The Company will amortize the resulting compensation expense on a straight-line basis from the date of issuance through June 11, 2009, and any forfeitures will be accounted for in the period the forfeiture takes place.  The Company recorded $33,000 of compensation expense during the three months ended July 31, 2004, and 100,000 shares of restricted common stock remain outstanding at July 31, 2004.  Additionally, on June 11, 2004, 640,450 stock options were granted to officers and employees at a market price of $10.03.

Pursuant to the Director Stock Option Plan, each outside director on August 1st is granted a number of options with a Black-Scholes valuation of $60,000.  As there were no further options available for grant under the Director Stock Option Plan, on August 2, 2004, each outside director received 8,141 options, or 56,987 options in the aggregate, under the 1994 Incentive Stock Option Plan.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Net income (loss), as reported	$199	$3,931	$(613)	$964
Stock compensation expense recorded under the intrinsic value method	141	35	176	35
Pro forma stock compensation expense computed under the fair value method	(861)	(505)	(2,422)	(2,278)
Pro forma net income (loss)	$(521)	$3,461	$(2,859)	$(1,279)

Basic earnings (loss) per common share, as reported	$0.01	$0.17	$(0.03)	$0.04
Diluted earnings (loss) per common share, as reported	$0.01	$0.17	$(0.03)	$0.04
Pro forma basic earnings (loss) per common share	$(0.02)	$0.15	$(0.12)	$(0.05)
Pro forma diluted earnings (loss) per common share	$(0.02)	$0.15	$(0.12)	$(0.05)

Inputs used for the fair value method of the Company’s employee stock options are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Volatility	0.797	0.956	0.800	0.956
Weighted-average expected lives	4.500	4.500	4.500	4.500
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	3.930	2.460	3.900	2.431
Weighted-average fair value of options granted	$5.960	$3.060	$5.970	$2.940

Risks and Uncertainties

The Company’s future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, product liability, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, pending lawsuits, stock price fluctuations, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter, impairment of goodwill or intangible assets and realization of revenue from contracted sales and backlog.

Financial Guarantees

The following is a summary of the applicable guarantees and indemnifications:

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

Recently Issued Accounting Standards

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

Customer relationships with definite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 for the three months ended July 31, 2004 and 2003, respectively, and $700,000 for the six months ended July 31, 2004 and 2003.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Period	Amount

August 1, 2004 – January 31, 2005	$700
Fiscal year ended January 31, 2006	1,400
Fiscal year ended January 31, 2007	1,400
Fiscal year ended January 31, 2008	467

Certain accrued liabilities were recorded during the acquisition of Check Solutions Company in June 2001.  During the three months ended April 30, 2004, these estimates were revised and $388,000 of these accrued liabilities were reversed and recorded as an adjustment to Goodwill.

4.              Revolving Credit Agreement

The Company is a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  Borrowings under the credit agreement, as amended, currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded except upon approval of the banks.  Substantially all of the Company’s assets collateralize the revolving credit agreement.  As of July 31, 2004, the Company is in compliance with the covenants of the revolving credit agreement, as amended.

The Company did not have any borrowings outstanding under the revolving credit agreement at July 31, 2004.  Because the interest on the debt outstanding under the credit agreement is variable, the carrying value approximates the fair value.  Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs, on the credit agreement was $53,000 and $231,000 for the three months ended July 31, 2004 and 2003, respectively, and $94,000 and $541,000 for the six months ended July 31, 2004 and 2003.

5.              Provision for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at July 31, 2004 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The net tax provision was $350,000 for the three and six months ended July 31, 2004, which consists of a provision for state and foreign taxes.  The net tax provision of $133,000 and $226,000 for the three and six months ended July 31, 2003 consists of a provision for state and foreign taxes.  No U.S. Federal tax benefit was recorded due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

6.              Incentive Compensation Plans

Profit Sharing Plan

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company.  Employer matching contributions amounted to $165,000 and $0 for the three months ended July 31, 2004 and 2003, respectively, and $330,000 and $0 for the six months ended July 31, 2004 and 2003. The Company may make additional contributions at the discretion of the Board of Directors.  No discretionary contributions were made during the three and six months ended July 31, 2004 and 2003.

Incentive Compensation Plans

Effective May 3, 2004, the variable compensation plan was terminated.  The Company did not record expense under this plan for the three or six months ended July 31, 2004 and 2003.

The Carreker Incentive Bonus Plan (“CIBP”) awards employees based on the Company’s and the applicable business unit’s operating results.  Substantially, all employees are eligible to receive cash awards under the CIBP.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  In the three months ended July 31, 2004 and 2003, the Company recorded expense under this plan of approximately $424,000 and $1.1 million, respectively.  In the six months ended July 31, 2004 and 2003, the Company recorded expense under this plan of approximately $529,000 and $1.1 million, respectively.

The Company pays discretionary bonuses to key employees from time to time in recognition of exemplary results. The Company recorded discretionary bonus expense of approximately $314,000 and $32,000 for the three months ended July 31, 2004 and 2003, respectively, and $403,000 and $220,000 for the six months ended July 31, 2004 and 2003.

7.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Basic earnings (loss) per share:
Net income	$199	$3,931	$(613)	$964

Weighted average shares outstanding	24,671	23,547	24,524	23,547

Basic earnings (loss) per share	$0.01	$0.17	$(0.03)	$0.04

Diluted earnings (loss) per share:
Net earnings (loss)	$199	$3,931	$(613)	$964

Weighted average shares outstanding	24,671	23,547	24,524	23,547
Assumed conversion of employee stock options	810	176	—	84
Shares used in diluted earnings per share calculation	25,481	23,723	24,524	23,631

Diluted earnings (loss) per share	$0.01	$0.17	$(0.03)	$0.04

Options totaling 2,024,866 and 4,319,880, for the three months ended July 31, 2004 and 2003, respectively, and 1,361,509 and 4,603,532, for the six months ended July 31, 2004 and 2003 have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

8.              Contingencies

On June 15, 2004, by mutual agreement between the parties, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders’ derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles (“GAAP”), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (the form of, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

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

On June 2, 2003, in the District Court, Dallas County, Texas, Walter Evans brought a shareholders’ derivative action, for the benefit of Nominal Defendant Carreker Corporation against James D. Carreker, John D. Carreker, Jr., James R. Erwin, James L. Fischer, Michael D. Hansen, Donald L. House, Richard R. Lee, Jr., David K. Sias, Ronald J. Steinhart, and Ernst & Young, LLP and Carreker Corporation, Nominal Defendant (Cause No. 0305505). The complaint alleges that the director defendants breached their fiduciary duty to the company. In addition the complaint makes certain allegations against the company’s independent auditors Ernst & Young LLP. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the director defendants.

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

On July 8, 2004 Carreker Corporation and Earnings Performance Group (“EPG”) amicably resolved the action that EPG filed against Carreker in September 1998, which was pending in the United States District Court for the District of New Jersey, to the satisfaction of both parties.

The Company is periodically involved in various other legal actions and claims which arise in the normal course of business.  In the opinion of management, the final disposition of these matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

9.              Business Segments and Revenue Concentration

The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting.  Certain prior year amounts have been reclassified to conform with the current year business segment presentation.  Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly.  Included in “Corporate Unallocated” are costs related to selling and marketing, unallocated corporate overhead expense and general software management.  Business segment results include costs for research and development as well as product royalty expense, the amortization of intangible assets and restructuring and other charges, were as follows (in thousands):

	Three Months ended July 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$9,351	$314	$849	$—	$10,514
Software license fees	13	4,564	—	—	4,577
Software maintenance fees	215	9,782	235	—	10,232
Software implementation fees	159	3,284	199	—	3,642
Outsourcing services fees	—	—	—	10	10
Out-of-pocket expense reimbursements	304	267	91	—	662
Total revenues	$10,042	$18,211	$1,374	$10	$29,637

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$4,994	$3,102	$(263)	$(6,655)	$1,178

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges	28	(852)	—	1,021	197
Income (loss) from operations	$4,966	$3,604	$(263)	$(7,676)	$631

	Three Months ended July 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$7,803	$14	$385	$—	$8,202
Software license fees	815	7,536	—	—	8,351
Software maintenance fees	234	13,830	220	—	14,284
Software implementation fees	191	4,158	159	—	4,508
Out-of-pocket expense reimbursements	256	406	154	—	816
Intercompany revenue	—	(20)	20	—	—
Total revenues	$9,299	$25,924	$938	$—	$36,161

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$4,065	$10,139	$(1,029)	$(7,753)	$5,422

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges	—	—	199	579	778
Income (loss) from operations	$4,065	$9,789	$(1,228)	$(8,332)	$4,294

	Six Months ended July 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$17,838	$350	$1,383	$—	$19,571
Software license fees	192	10,208	33	—	10,433
Software maintenance fees	384	20,470	462	—	21,316
Software implementation fees	315	5,841	365	—	6,521
Outsourcing services fees	—	—	—	10	10
Out-of-pocket expense reimbursements	795	567	190	—	1,552
Total revenues	$19,524	$37,436	$2,433	$10	$59,403

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$9,609	$7,548	$(829)	$(13,521)	$2,807

Amortization of customer relationships	—	700	—	—	700
Restructuring and other charges	1,747	(639)	—	1,604	2,712
Income (loss) from operations	$7,862	$7,487	$(829)	$(15,125)	$(605)

	Six Months ended July 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$13,881	$129	$943	$—	$14,953
Software license fees	1,722	13,207	—	—	14,929
Software maintenance fees	469	22,071	454	—	22,994
Software implementation fees	420	8,623	359	—	9,402
Out-of-pocket expense reimbursements	865	980	294	—	2,139
Intercompany revenue	—	(40)	40	—	—
Total revenues	$17,357	$44,970	$2,090	$—	$64,417

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$7,428	$14,015	$(2,107)	$(15,431)	$3,905

Amortization of customer relationships	—	700	—	—	700
Restructuring and other charges	—	11	346	1,105	1,462
Income (loss) from operations	$7,428	$13,304	$(2,453)	$(16,536)	$1,743

During the three months ended July 31, 2003, the Company formed Carretek LLC (Carretek), in which the Company owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes.  During July 2004, Carretek signed a contract to perform outsourced services under a pilot phase agreement with a customer.  As this outsourcing business is in the development phase and its operations immaterial, the financial results for the three months ended July 31, 2004 are contained in the Corporate-Unallocated business segment in the tables above.

Since Carretek’s inception, the Company and its partner funded Carretek with an aggregate amount of $730,000 from both partners.  $100,000 was in equity and another $630,000 in the form of a note payable.  The $309,000 minority interest in the note payable is reflected as a long-term liability in the accompanying condensed consolidated balance sheets.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Single customer	13.7%	12.7%	9.9%	9.5%
Top five customers	39.2%	37.5%	34.3%	33.0%

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, for the three months ended attributed to countries based on the location of the customers was as follows (in thousands):

	Three Months Ended July 31, 2004		Three Months Ended July 31, 2003
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$21,330	73.7%	$28,290	80.0%
Europe	2,151	7.4	2,414	6.8
Canada	1,517	5.2	2,116	6.0
Asia Pacific	955	3.3	1,114	3.2
South Africa	2,788	9.6	1,264	3.6
Other	234	0.8	147	0.4
Total revenues	$28,975	100%	$35,345	100%

	Six Months Ended July 31, 2004		Six Months Ended July 31, 2003
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$43,523	75.2%	$50,411	80.9%
Europe	4,526	7.8	4,381	7.0
Canada	3,042	5.3	3,439	5.6
Asia Pacific	2,290	4.0	2,254	3.6
South Africa	3,997	6.9	1,539	2.5
Other	473	0.8	254	0.4
Total revenues	$57,851	100%	$62,278	100%

10.       Restructuring and Other Charges

The Company recorded various merger, restructuring and other charges during the three months ended July 31, 2004 and 2003 as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	EPG Litigation Settlement	Legal and Professional Fees	Total

YTD 2003:
Quarterly period ended April 30, 2003	$545	$—	$—	$139	$684
Quarterly period ended July 31, 2003	648	—	—	130	778
Total YTD 2003	$1,193	$—	$—	$269	$1,462

YTD 2004:
Quarterly period ended April 30, 2004	308	—	1,686	521	2,515
Quarterly period ended July 31, 2004	192	(1,215)	14	1,206	197
Total YTD 2004	$500	$(1,215)	$1,700	$1,727	$2,712

Quarter Ended April 30, 2003

The Company recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting (“GPC”) business segments.  During the quarterly period ended April 30, 2003, the Company recorded a charge of $139,000 relating to legal and professional fees relating to the Company’s restatement efforts and the legal actions described in Note 8.

Quarter Ended July 31, 2003

The Company recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within both the Corporate and GPC business segments.  During the quarterly period ended July 31, 2003, the Company recorded a charge of $130,000 relating to legal fees relating to the legal actions described in Note 8.

Quarter Ended April 30, 2004

The Company recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees.  During the quarterly period ended April 30, 2004, the Company recorded a charge of $521,000 relating to legal and professional fees relating to the Company’s legal actions described in Note 8.  Approximately, $462,000 of the $521,000 of legal and professional fees were recorded as selling, general and administrative costs during the quarter ended April 30, 2004 and reclassified to restructuring and other charges in the quarter ended July 31, 2004.

The Company expensed approximately $1.7 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.

Quarter Ended July 31, 2004

The Company recorded $192,000 in restructuring and other charges during the three month period ended July 31, 2004, principally associated with the separation of 8 employees.  During the quarter ended July 31, 2004, the Company recorded a charge of $36,000 relating to legal and professional fees relating to the Company’s shareholder legal actions described in Note 8.

On July 8, 2004, the Company settled with EPG for $1.7 million.  An additional $14,000 was expensed and the settlement paid to the plaintiff.  Additionally, the Company recorded a charge for the litigation costs related to this legal action totaling $1.2 million.

Finally, the Company received a final payment of $455,000 from a customer in the final settlement with one of its original CheckFlow Suite customers.  This payment was recorded directly to this reserve.  Concurrently, based on revised cost estimates, the Company lowered its estimate of the cost to develop and install any additional software, or software modifications, with these customers and reversed approximately $1.2 million of this reserve.

The activity related to the accrued merger and restructuring costs during the three and six months ended July 31, 2004 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Balance at January 31, 2004	$500	$1,296	$5	$97	$1,898

Additions to reserve balance:
Severance charges	308	—	—	—	308
Reductions to reserve balances:
Cash paid	(412)	(29)	—	(5)	(446)
Balance at April 30, 2004	$396	$1,267	$5	$92	$1,760

Additions to reserve balance:
Severance charges	192	—	—	—	192
Cash received from customer	—	455	—	—	455
Reductions to reserve balances:
Cash paid	(495)	(149)	—	(12)	(656)
Change in estimate	—	(1,215)	—	—	(1,215)
Balance at July 31, 2004	$93	$358	$5	$80	$536

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business – Forward Looking Statements and Risk Factors” contained in our Form 10-K for the year ended January 31, 2004, as filed with the Securities and Exchange Commission (SEC).  Such risks include, without limitation: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, product liability, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, pending lawsuits, stock price fluctuations, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets.  In addition, from time to time we provide information regarding our contract sales and backlog and our expectations with regard to the related realization of revenues. Our expectations with regard to the realization of revenues from these sales and backlog are forward-looking statements and are subject to the foregoing risks and those set forth under “Item 5. Other Information” in this report.  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “risk factors” included in our SEC filings and elsewhere in this report.

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

Fraud Mitigation and Anti-Money Laundering Compliance

Automated fraud detection and prevention solutions that reduce incidents of check fraud, deposit fraud, check kiting, and electronic fraud. Anti-money laundering solutions screen names and related data against industry blacklists, local high-risk lists and other customized databases. The solution automatically alerts appropriate bank personnel for timely and decisive action and reporting. Scalable solutions are offered for community banks.

FraudLink On-Us, FraudLink Deposit, FraudLink, FraudLink Deposit – Branch Access Option, Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink PC, CORE Workflow Manager, CORE AML Filter, FraudLink ACHeCK, eFraudLink.com, Fraud Solutions Consulting

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

Outsourcing.  Carretek LLC, is a transformational business processing outsourcer for payment and transaction processing jointly owned by Carreker Corporation and Majesco Software Inc., the US subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  Carretek was formed in fiscal 2003.  While the venture has signed its first contract, it is still in the developmental phase and its results are contained in the Corporate-Unallocated business segment.

Carretek’s mission is to enable financial institutions and their processors to realize the benefits of transformational offshore-centric outsourcing (offshoring) of their business processes.  The benefits to clients could include reduction in operating costs, improvements in productivity, and enhancement of quality.

Initially, Carretek is focused on offshoring payments-related business processes.  Through Carretek, financial institutions can leverage the global work force at this critical period when Check 21 and other payment electronification trends are pressuring financial institutions to reduce their payment per item costs beyond the power of traditional cost management practices.  Carretek has designed and built specific product offerings targeted at payment and transaction processing functions for this express purpose.  Within this area of expertise, the Carretek offering includes a flexible array of offshore outsourcing services to financial institutions, which include: global sourcing strategy development (consulting, methodology, and tools) to help banks understand their offshoring opportunities and optimize their decisions in this regard; and outsourcing of selected payment processes to India through a range of business models suited to each bank’s needs.

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

Executive Summary

In Q2 2004, we generated net income of $199,000 and on a year-to-date basis we generated a loss of $613,000, we expect revenues in Q3 2004 to remain relatively flat and operating profits to be approximately break-even or slightly negative, due to the effect of soft sales in Q4 2003 and Q1 2004, delays in implementation schedules, increases in non-capitalizable research and development expenses associated with new product opportunities and investment in our GPC business segment.  The outlook for Q4 2004 will be very sensitive to the volume and timing of sales, product delivery and customer implementation schedules.

The market in which we operate is healthy and the buying climate continues to be favorable with Check 21 and payment electronification.  However, these conditions have also attracted competition for our GPT business segment, including point solution providers trying to broaden their offerings to large hardware and solution providers like IBM, Unisys and NCR who view Check 21 as an opportunity for incremental software and advisory services revenue.

Our Q2 2004 sales activity reflected this strong market demand with our GPT business segment having one of the strongest contract sales quarters to date for software and services; however, given that a portion of these sales relate to products that are still in development and in light of our percent-complete revenue recognition model, these sales did not significantly impact our GAAP revenue in Q2 2004.  In Q2 2004, our GPT segment revenue declined 30% on a quarter-over-quarter basis and declined 17% on a YTD basis.

In Q2 2004, our RevE segment revenue grew 8% on a quarter-over-quarter basis and 13% on a YTD basis.  We continue to experience good demand in this business because banks continue to be challenged to grow, or maintain existing revenue streams, primarily by two major shifts in the banking industry: (1) the shift from end-of-day paper payment services to electronic intra-day services and (2) the value proposition shift from paper handling to risk mitigations/information services.  Both of these shifts are intensified by the fact that Check 21, a momentum builder for both shifts, goes into effect in October 2004.  Within RevE, we do experience moderate competition.  There are a number of smaller competitors that have put downward pressure on our pricing; however, customers value our larger size and the quality of our consultants, which provide better assurance of a successful engagement.

In Q2 2004, our GPC segment revenue grew 47% on a quarter-over-quarter basis and 16% on a YTD basis.  Over the past year, we have been repositioning this business from a staff supplement focus to one of thought leadership where margins and growth potential is superior.  While the path to profitability and significant growth has taken longer than originally anticipated, we consider this business to be an important part of our overall integrated solution offering.  The two drivers that we believe will fuel this growth are: (1) Check 21 with all of the changes it requires and (2) our own technology, designed to facilitate our customers’ transition from paper to electronics.  Banks’ decision making process with regard to adopting  image technology can be costly and complex, which provides a good opportunity for our consulting business.  The competition we face in GPC resembles that of GPT.  We have both very large providers on one side and small single-service consultancies on the other.  We believe we maintain a strong competitive position because of our long-time and hard-earned reputation of advising these banks on similar operations and technology changes.

In Q2 2004, we announced our first contract for Carretek, our 51% owned offshore business process outsourcing initiative.  Presently, the revenue impact is minimal, however there are two drivers for growth: (1) Check 21 has accelerated the pressure on banks to reduce the cost of processing papers payments and (2) the availability of image technology that makes it possible to separate the information to be processed from the paper itself.  As for competition, there are many offshoring vendors; however, we believe our model is unique as we bring payment knowledge and bank expertise, along with an experienced offshore partner and facilities.

Beginning in Q3 2003, we began to increase our research and development (“R&D”) spending to address new product offerings and existing product enhancements that will be required by our customers to address all of the significant changes brought about by Check 21 legislation, USA Patriot Act and Basel II.  Through July 31, 2004, total R&D spending (including amounts capitalized) has increased to $5.2 million in 2004, as compared to $3.6 million for the same period in 2003.  We expect this trend to continue for the balance of 2004 as we continue to develop new products.

To help fund these investments in our products, we are continually trying to improve both the quality and efficiency within our organization to control selling, general and administrative expenses and improve the utilization of our technical staff and consultants.  While we have managed to lower these expenses, the reductions have been partially offset by increases in Directors and Officers’ Insurance, professional fees for Sarbanes-Oxley compliance, employee benefits, and increased GPT selling expenses.

Finally, 2004 operating results have been negatively affected by several non-recurring items.  The EPG litigation settlement of $1.7 million, along with $462,000 in litigation costs, were recorded in Q1 2004.  In Q2 2004, an additional $1.2 million in litigation costs were incurred.  These Q2 2004 litigation costs were offset by a $1.2 million change in estimated reserves related to a discontinued product.

Results of Operations

Comparison of Three Months Ended July 31, 2004 (Q2 2004) to Three Months Ended July 31, 2003 (Q2 2003) and Six Months Ended July 31, 2004 (YTD 2004) to Six Months Ended July 31, 2003 (YTD 2003)

Revenues by Segment ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Revenue Enhancement	$10,042	$9,299	$743	8.0%	$19,524	$17,357	$2,167	12.5%
Global Payments Technologies	18,211	25,924	(7,713)	(29.8)	37,436	44,970	(7,534)	(16.8)
Global Payments Consulting	1,374	938	436	46.5	2,433	2,090	343	16.4
Corporate (Outsourcing) Revenue	10	—	10	—	10	—	10	—

Total Revenues	$29,637	$36,161	$(6,524)	(18.0)%	$59,403	$64,417	$(5,014)	(7.8)%

The decline in revenue for Q2 2004, as compared to Q2 2003, was driven by a 29.8% decline in revenue within the GPT business segment, offset by a 8.0% increase in RevE revenue and a 46.5% increase in revenue within our GPC business segment.  The decline in revenue on a YTD basis was driven by a 16.8% decline within the GPT business segment, offset by 12.5% growth within the RevE business segment and a 16.4% increase in our GPC business segment.

The decline in our GPT business segment, on both a quarter-over-quarter basis and a YTD basis, was primarily the result of weak software and related services contract sales in Q4 2003 and Q1 2004, due to delays in technology investments by our customers and the availability of our new product offerings relating to Check 21 legislation and our other new Cash and Risk solutions products.  The timing of maintenance collections also contributed to the decline in revenue.  Additionally, the maintenance revenue in Q2 2003 was unusually large as customers delayed payment of their 2003 maintenance renewals until we completed our restatement efforts at the end of Q1 2003.

The increase within our RevE business segment, on both a quarter-over-quarter and YTD basis, was principally driven by a 20% increase in consulting revenues on a quarterly basis and a 29% increase on a YTD basis.  The increase in consulting revenues came principally from higher international consulting revenue.  These increases in consulting revenue were offset by a 69% decline in EnAct software and services revenue on a quarterly basis and a 66% decline on a YTD basis.  The steep declines within EnAct were the result of three large 2003 engagements that have not been replaced in 2004.

The increases in revenues in 2004 within our GPC business segment, on both a quarter-over-quarter and YTD basis, reflects the traction gained in this segment as we repositioned this business to focus on Check 21 enterprise-wide payment strategies and image enablement planning and integration.

Overall, as we look across our three major business segments, we believe that we are well positioned and have a competitive advantage to capitalize on the significant changes brought about by the Check 21 legislation, USA Patriot Act and Basel II due to our subject matter expertise in the impacted areas.  We believe the revenue that will be derived from these regulatory changes will result in revenue growth in late 2004 or 2005.

Consulting Fees ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Consulting Fees	$10,514	$8,202	$2,312	28.2%	$19,571	$14,953	$4,618	30.9%

Consulting revenue in the RevE segment increased $1.6 million, or 19.8%, to $9.4 million in Q2 2004 from $7.8 million in Q2 2003.  Domestically, consulting revenue for RevE declined approximately $746,000 on a quarterly basis, however there were 13 revenue producing engagements in Q2 2004, as compared to 10 in Q2 2003.  International RevE consulting revenue increased $2.3 million in Q2 2004, as compared to Q2 2003, and there were 3 international revenue producing engagements in Q2 2004, as compared to 1 in Q2 2003.  Consulting revenue in the RevE segment increased $3.9 million, or 28.5%, to $17.8 million on a YTD basis from $13.9 million for the same period in 2003.  Domestically, consulting revenue for RevE declined approximately $786,000 on a YTD basis and there was 15 revenue producing engagements on a YTD basis in both 2004 and 2003.  International RevE consulting revenue increased $4.8 million in YTD 2004, as compared to YTD 2003.  Additionally, there were 4 international revenue producing engagements in YTD 2004, as compared to 1 in YTD 2003.

Consulting revenue in our GPC segment increased 120.5%, to $849,000 in Q2 2004 from $385,000 in Q2 2003, and increased 46.7% to $1.4 million in YTD 2004 from $943,000 in YTD 2003.  While we have seen some momentum from our redefined GPC segment, we continue to be cautiously optimistic about the future prospects of the GPC segment.

Software License Fees ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Software License Fees	$4,577	$8,351	$(3,774)	(45.2)%	$10,433	$14,929	$(4,496)	(30.1)%

The majority of our software license fees are derived from our GPT business segment.  GPT software license revenue decreased $2.9 million, or 39.4%, to $4.6 million in Q2 2004 from $7.5 million in Q2 2003.  GPT software license revenue declined $3.0 million, or 22.7%, to $10.2 million in YTD 2004 from $13.2 million in YTD 2003.  In Q2 2004, $484,000, or 10.6%, and $3.4 million, or 33.2%, in YTD 2004 of software license revenue in the GPT business segment was the result of a license sale to a single customer in our Check Image Archive area, which did not require implementation services.  In 2003, the software license revenue was more evenly distributed over our customer base.

Beginning in the latter half of fiscal 2002, and continuing into fiscal 2003 and Q1 2004, the number and dollar amount of software license and related services arrangements began to decline.  This trend resulted from a natural decline in software revenue derived from our existing products as they reached a state of maturity in their product life cycle.

The software revenue derived from our EnAct product offering, contained in our RevE business segment, declined to $13,000 in Q2 2004, as compared to $815,000 in Q2 2003 and declined to $192,000 in YTD 2004, as compared to $1.7 million in YTD 2003.  This decline is the result of a lack of sales capacity.

During the latter half of fiscal 2003 and continuing in the first two quarters of 2004, several new product initiatives were launched.  These initiatives include:

•                  ExchgLink:  an application designed to send and receive check images.  This product is being installed at our functional partner site, along with an additional beta site.  All license revenues continue to be deferred since the product is not generally available.

•                  Source Capture:  an application that enables customers to capture check images at corporate sites, bank branches and ATM’s.  License revenues are deferred since the product is not generally available.

•                  CORE Fraud Manager:  our next generation fraud application which integrates multiple fraud detection and regulatory compliance functions into a single unified framework.

•                  CORE Filter:  an anti-money laundering application.

•                  Express Research:  an image-enabled back office application.

As anticipated, in Q2 2004 we began to see market clarity emerging in the industry, especially as it relates to software solutions surrounding Check 21, which gives us increased clarity regarding customer buying decisions during fiscal 2004.  The GPT business segment had one of its largest sales volume quarters in recent history and increased our amount of deferred software and services revenue.

Software Maintenance Fees ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Software Maintenance Fees	$10,232	$14,284	$(4,052)	(28.4)%	$21,316	$22,994	$(1,678)	(7.3)%

The majority of our maintenance revenue is derived from our GPT business segment.  Software maintenance fees are invoiced and collected pursuant to annually renewable product and telephone support agreements with our software customers.  The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognized this maintenance revenue ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  The decrease in Q2 2004 compared to Q2 2003 reflects more timely payment by our customer base for their maintenance agreements.  In Q1 2003, our maintenance revenue was extremely low as customers delayed making their 2003 maintenance renewal payments until after we completed our restatement effort at the end of Q1 2003.  This delay caused our Q2 2003 maintenance revenue to be unusually high.  Maintenance contracts usually carry annual maintenance fee escalation clauses generally based on an index, such as the consumer price index.  Increases for maintenance revenue in 2004 due to this escalation will be offset by the fact that a major customer gave notice of their intent to not renew their $2.5 million maintenance contract for 2004.

Software Implementation Fees ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Software Implementation Fees	$3,642	$4,508	$(866)	(19.2)%	$6,521	$9,402	$(2,881)	(30.6)%

The majority of our software implementation fees are derived from our GPT business segment.  In that segment, software implementation fees declined $874,000, or 21.0%, in Q2 2004 to $3.3 million from $4.2 million in Q2 2003.  Software implementation revenue within GPT declined $2.8 million, or 32.3%, in YTD 2004 to $5.8 million from $8.6 million in YTD 2003.  These declines reflect the lower volume of both software license and software implementation sales contracts signed in the latter half of 2003 and Q1 2004.  However, the number of sales contracts signed in Q2 2004 did increase significantly, especially in the first half of the quarter, which increased GPT implementation revenue $727,000 over Q1 2004.  In the majority of our customer arrangements, installation services are provided to the customer when a license is purchased.

Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Out-of-Pocket Expense Reimbursements	$662	$816	$(154)	(18.9)%	$1,552	$2,139	$(587)	(27.4)%

The decrease in these reimbursements, on both a quarter-over-quarter and YTD basis, occurred within the GPT business segment, and corresponds with the decline in software implementation revenue noted above.  Most of the software services and consulting engagements require our employees to be at the customer location for extended periods of time, which gives rise to out-of-pocket expense reimbursements.

Cost of Revenues by Segment ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Revenue Enhancement	$4,598	$5,057	$(459)	(9.1)%	$8,974	$9,511	$(537)	(5.6)%
% of revenue	45.8%	54.4%			46.0%	54.8%

Global Payments Technologies	$8,659	$9,811	$(1,152)	(11.7)%	$17,177	$19,405	$(2,228)	(11.5)%
% of revenue	47.5%	37.8%			45.9%	43.2%

Global Payments Consulting	$1,343	$1,554	$(211)	(13.6)%	$2,686	$3,480	$(794)	(22.8)%
% of revenue	97.7%	165.7%			110.4%	166.5%

Corporate (Outsourcing) Services	$14	$—	$14	—%	$14	$—	$14	—%
% of revenue	140.0%	—%			140.0%	—%

Total Cost of Revenues	$14,614	$16,422	$(1,808)	(11.0)%	$28,851	$32,396	$(3,545)	(10.9)%
% of revenue	49.3%	45.4%			48.6%	50.3%

Costs of revenues in absolute dollars declined in all segments in Q2 2004 and YTD 2004 and were also lower as a percentage of revenues in both the RevE and GPC business segments.  However, with significant declines in software license, software maintenance and software implementation revenue, GPT’s direct costs as a percentage of revenue increased.

The largest decline in absolute dollars within GPT, for both quarter-over-quarter and YTD, was the reduction in direct costs related to services.  These declines represent some personnel reductions, as well as the redeployment of the services staff to Research and Development projects, software maintenance projects and sales support.

Similarly, within the RevE business segment, the decline in cost of revenues was related to the declines in the direct costs within the EnAct software business; however, these declines were partially offset by smaller increases in the cost of consulting revenue.  As with GPT, there have been personnel reductions within the EnAct software business, as well as a redeployment of staff to sales support.

The direct cost reductions within GPC were attributable to personnel reductions within their consulting practices to bring costs in line with expected consulting revenues.

Cost of Consulting ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Cost of Consulting	$5,082	$5,288	$(206)	(3.9)%	$9,611	$10,257	$(646)	(6.3)%
% of consulting revenue	48.3%	64.5%			49.1%	68.6%

The cost of consulting consists primarily of personnel costs related to our consulting engagements within our RevE and GPC segments.  The majority of the decline in 2004, as compared to 2003, is attributed to a $228,000 decrease on a quarterly basis and a $757,000 decrease on a YTD basis within our GPC segment.  Personnel costs, along with contractor costs and travel, have been reduced to bring them in line with expected near-term consulting revenues.

       Cost of Software Licenses ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Cost of Software Licenses	$1,670	$1,905	$(235)	(12.3)%	$3,268	$3,626	$(358)	(9.9)%
% of software license revenue	36.5%	22.8%			31.3%	24.3%

The cost of software licenses consists primarily of amortization of capitalized and acquired software costs along with royalties payable to third parties.  The decline in cost of software license fees for both the three and six month periods is due primarily to lower software royalty costs.

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 50% of the associated revenue.  In Q2 2004 we recorded $433,000 of royalty expense compared to $592,000 of royalty expense recorded in Q2 2003.  In YTD 2004, we recorded $688,000 of royalty expense compared to $1.0 million for the YTD 2003.  Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

Cost of Software Maintenance ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Cost of Software Maintenance	$3,386	$3,133	$253	8.1%	$7,184	$6,310	$874	13.9%
% of software maintenance revenue	33.1%	21.9%			33.7%	27.4%

Cost of software maintenance consists primarily of personnel and facility costs to provide telephone support, products defect support and other enhancements to our existing products, which are not significant enough to extend the product’s life cycle or substantially increase its marketability. The increase in Q2 2004, compared to Q2 2003, and YTD 2004, as compared to YTD 2003, occurred in both our GPT and RevE business segments.  This increase is personnel related and reflects increased emphasis in supporting and enhancing our current product mix.  This increase was not attributable to additional overall headcount; rather, this cost increase represents redeployment of our technical staff from the software services area to the maintenance area.

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

Cost of Software Implementation ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Cost of Software Implementation	$3,810	$5,058	$(1,248)	(24.7)%	$7,179	$9,913	$(2,734)	(27.6)%
% of software implementation revenue	104.6%	112.2%			110.1%	105.4%

Costs of software implementation consist primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations within our GPT business segment and our RevE segment.  The decline in costs of software implementation, for both the quarterly and YTD periods, is due to a decline in new software license and implementation projects, in both the GPT segment and the RevE segment.  On a quarterly basis, the cost of service implementations declined $869,000 and $401,000 in the GPT and RevE segments, respectively.  On a YTD basis, the cost of service implementations declined $2.0 million and $726,000 in the GPT and RevE segments, respectively.  These lower costs correspond to the lower volume of active software implementation engagements in 2004, as compared to 2003.  The volume of software implementation projects has increased considerably in Q2 2004, as compared to Q1 2004, therefore improving our software implementation margins on a quarterly basis.

Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Cost of Out-of-Pocket Expenses	$652	$1,038	$(386)	(37.2)%	$1,595	$2,291	$(696)	(30.4)%
% of out-of-pocket expense reimbursements	98.5%	127.2%			102.8%	107.1%

These costs represent travel, meals and other sundry expenses incurred by our employees.  These costs are invoiced to the customer, without mark-up, usually on a monthly basis.  The absolute costs have declined, on both a quarterly and YTD basis in 2004, due to fewer software implementation engagements as discussed above.  In addition, certain customer contracts contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer.

Operating Costs and Expenses ($ in thousands):

Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Selling, General and Administrative Expenses	$11,971	$12,538	$(567)	(4.5)%	$24,163	$24,470	$(307)	(1.3)%
% of total revenue	40.4%	34.7%			40.7%	38.0%

Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions, incentive compensation and non-reimbursable travel. Additionally, the provision for doubtful accounts, insurance, including directors and officers insurance, as well as professional services such as legal and accounting expense and other related costs are classified within selling, general and administrative expense.

We have experienced a decrease in these costs on both a quarterly and YTD basis.  While we have made progress in reducing costs in this area by reducing personnel costs within our general and administrative areas, these reductions have been partially offset by increases in personnel expenses within our selling costs, especially within our GPT segment.  Additionally, we have incurred increased non-personnel related expenses such as insurance costs for our directors and officers, travel costs associated with sales efforts and professional fees associated with our Sarbanes-Oxley compliance.

Additionally, because of the decline in delinquent accounts receivable in which the revenue is already fully deferred, we have reduced our allowance for doubtful accounts by $212,000 in Q2 2004 and $392,000 on a YTD basis.  Finally, we reclassified $462,000 of legal costs incurred in Q1 2004 from selling, general and administrative expense to restructuring and other charges on a YTD basis.

Research and Development ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Research and Development Expenses	$1,874	$1,779	$95	5.3%	$3,582	$3,645	$(63)	(1.7)%
% of total revenue	6.3%	4.9%			6.0%	5.7%

Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization.  In Q2 2004, research and development costs have remained relatively flat on both a quarterly and YTD basis as a result of increased capitalization of research and development costs.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability.

In accordance with SFAS No. 86, “Accounting for Costs of Computer Equipment to be Sold, Leased or Otherwise Marketed,” we capitalized $698,000 for the three months ended July 31, 2004, as compared to $0 for the three months ended July 31, 2003.  On a YTD basis, we have capitalized $1.6 million in 2004, as compared to $0 in 2003.  In 2004, $540,000 of our capitalization is related to our first version of ExchgLink, our product offering to send and receive check images.  We expect this product to become generally available in Q3 2004.  We have several other development initiatives underway in fiscal 2004 such as the second version of ExchgLink; Express Research, an image-enabled back office application; Source Capture, an application which enables customers to capture check images at corporate sites, bank branches and ATM’s; our next generation fraud application; and an anti-money laundering application.  Considering these initiatives, we expect the total amount of research and development costs to increase during the remainder of fiscal 2004.

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

Amortization of Intangible Assets:

Amortization of intangible assets was $350,000 for Q2 2004 and Q2 2003, and $700,000 for YTD 2004 and YTD 2003.  The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition.

Restructuring and Other Charges:  We recorded various restructuring and other charges during the three months ended July 31, 2004 and 2003 as follows ($ in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	EPG Litigation Settlement	Legal and Professional Fees	Total

YTD 2003:
Quarterly period ended April 30, 2003	$545	$—	$—	$139	$684
Quarterly period ended July 31, 2003	648	—	—	130	778
Total YTD 2003	$1,193	$—	$—	$269	$1,462

YTD 2004:
Quarterly period ended April 30, 2004	308	—	1,686	521	2,515
Quarterly period ended July 31, 2004	192	(1,215)	14	1,206	197
Total YTD 2004	$500	$(1,215)	$1,700	$1,727	$2,712

Quarter Ended April 30, 2003

We recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting (“GPC”) business segments.  During the quarterly period ended April 30, 2003, we recorded a charge of $139,000 relating to legal and professional fees relating to our restatement efforts and the legal actions described in Note 8.

Quarter Ended July 31, 2003

We recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within both the Corporate and GPC business segments.  During the quarterly period ended July 31, 2003, we recorded a charge of $130,000 relating to legal fees relating to the legal actions described in Note 8.

Quarter Ended April 30, 2004

We recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees.  During the quarterly period ended April 30, 2004, the Company recorded a charge of $521,000 relating to legal and professional fees relating to our legal actions described in Note 8.  Approximately, $462,000 of the $521,000 of legal and professional fees were recorded as selling, general and administrative costs during the quarter ended April 30, 2004 and reclassified to restructuring and other charges in the quarter ended July 31, 2004.

The Company expensed approximately $1.7 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.

Quarter Ended July 31, 2004

We recorded $192,000 in restructuring and other charges during the three month period ended July 31, 2004, principally associated with the separation of 8 employees.  During the quarter ended July 31, 2004, we recorded a charge of $36,000 relating to legal and professional fees relating to our shareholder legal actions described in Note 8.

On July 8, 2004, we settled with EPG for $1.7 million.  An additional $14,000 was expensed and the settlement paid to the plaintiff.  Additionally, we recorded a charge for the litigation costs related to this legal action totaling $1.2 million.

Finally, we received a final payment of $455,000 from a customer in the final settlement with one of our original CheckFlow Suite customers.  This payment was recorded directly to this reserve.  Concurrently, based on revised cost estimates, we lowered our estimate of the cost to develop and install any additional software, or software modifications, with these customers and reversed approximately $1.2 million of this reserve.

The activity related to the accrued merger and restructuring costs during the three and six months ended July 31, 2004 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Balance at January 31, 2004	$500	$1,296	$5	$97	$1,898

Additions to reserve balance:
Severance charges	308	—	—	—	308
Reductions to reserve balances:
Cash paid	(412)	(29)	—	(5)	(446)
Balance at April 30, 2004	$396	$1,267	$5	$92	$1,760

Additions to reserve balance:
Severance charges	192	—	—	—	192
Cash received from customer	—	455	—	—	455
Reductions to reserve balances:
Cash paid	(495)	(149)	—	(12)	(656)
Change in estimate	—	(1,215)	—	—	(1,215)
Balance at July 31, 2004	$93	$358	$5	$80	$536

Other Income (Expense):

Interest Income ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Interest Income	$66	$73	$(7)	(9.6)%	$115	$154	$(39)	(25.3)%

Interest income consists of interest earned on cash and cash equivalents.  The decrease is primarily the result of lower interest rates.

Interest Expense ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Interest Expense	$121	$339	$(218)	(64.3)%	$230	$757	$(527)	(69.6)%

Interest expense is primarily the result of borrowings under our $30.0 million revolving credit agreement.  Additionally, the amortization of the deferred loan costs are also included in interest expense.  The decline is attributable to less outstanding borrowings under the revolving credit agreement on a quarterly and YTD basis in 2004, as compared to 2003.

Other income ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2004	2003	$	%	2004	2003	$	%

Gain on sale of Cash Services Australia Pty. Limited	$—	$—	$—	—	$539	$—	539	—%
Equity in earnings of Cash Services Australia Pty. Limited	—	2	(2)	—	(17)	74	(91)	(123.0)%
Minority share of net loss of Carretek LLC	133	—	133	—	219	—	219	—%
Foreign exchange gains (losses)	(159)	34	(193)	567.6%	(288)	(47)	(241)	(512.8)%
Other	(1)	—	1	50.0%	4	23	(19)	(82.6)%

Total	$(27)	$36	$(61)	(179.4)%	$457	$50	$407	814.0%

In April 2004, we sold our 25% interest in Cash Services Australia Pty. Limited.  The carrying value of our investment was approximately $383,000 and we received $922,000 in proceeds collected in May 2004.  As a result of this transaction, we recorded a $539,000 gain.

During Q2 2003, we formed Carretek LLC (“Carretek”), in which the Company owns a 51% interest, to offer financial institutions off-shore centric outsourcing of their business processes.  To date, Carretek has generated minimal revenue and accordingly, the 49% share, or $133,000 on a quarterly basis and $219,000 on a YTD basis of the minority interest in this loss was recorded in other income (expense.)

Provision for Income Taxes:

The Company has established a valuation allowance to reserve its net deferred tax assets at July 31, 2004 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The net tax provision was $350,000 for the three and six months ended July 31, 2004 and consists of a provision for foreign taxes.  The provision was primarily the result of a change in estimate for prior year foreign taxes owed.  The net tax provision of $133,000 and $226,000 for the three and six months ended July 31, 2003, respectively, consists of a provision for foreign and state taxes.  No U.S. Federal income tax benefit was recorded at July 31, 2004 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

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

Liquidity and Capital Resources

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities.  At July 31, 2004, we had working capital of $9.5 million compared to $11.7 million at January 31, 2004.  We had $28.5 million in cash and cash equivalents at July 31, 2004, a decrease of $100,000 from $28.6 million in cash and cash equivalents at January 31, 2004.  At July 31, 2004, we had no long-term debt compared to $6.3 million at January 31, 2004.  We expect that existing cash and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

Cash used in operating activities was $2.3 million in the three months ended July 31, 2004 compared to cash provided by operating activities of $1.8 million in the three months ended July 31, 2003.  The decrease is primarily the result of the payment of the $1.7 million EPG legal settlement and payment of $1.0 million of the approximately $1.2 million of legal fees expensed during the three months ended July 31, 2004.  Cash provided by operating activities was $7.5 million in the six months ended July 31, 2004, compared to cash provided by operating activities of $14.0 million in the six months ended July 31, 2003.  Operating cash flows decreased as a result of the EPG litigation settlement of $1.7 million, related legal costs of $1.6 million and $4.7 million decline in deferred revenue, especially deferred maintenance revenue during the six months ended July 31, 2004.

Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.  The following table contains the quarterly days’ sales outstanding (DSO):

Quarter ended	DSO
July 31, 2004	46
April 30, 2004	46
January 31, 2004	59
October 31, 2003	56
July 31, 2003	43

Cash used in investing activities during the three months ended July 31, 2004 was $1.8 million compared to $259,000 during the three months ended July 31, 2003, and was primarily related to $1.1 million of purchases of software and equipment along with $698,000 of capitalized software costs.  Cash used in investing activities during the six months ended July 31, 2004 was $3.0 million, compared to $570,000 during the six months ended July 31, 2003, and was primarily related to $1.4 million of purchases of software and equipment and $1.6 million of capitalized software.  We expect capital expenditure purchases to decrease in future quarters in fiscal 2004 as our project to replace certain developmental hardware and software within our technology group based in Charlotte, NC is nearing completion.

Financing activities provided cash of $1.1 million in the three months ended July 31, 2004, and used cash of $3.0 million in the three months ended July 31, 2003.  At July 31, 2004, we had no outstanding debt and the cash provided by financing activities was the result of $950,000 of proceeds from stock option exercises and the receipt of $113,000 related to the minority interest and shareholder loan associated with Carretek LLC.  During the three months ended July 31, 2003, cash used in financing activities included a $2.5 million payment on our revolving credit agreement and an additional $456,000 of loan costs associated with the amendment to the revolving credit agreement completed in July 2003.  The cash used in financing activities in the six months ended July 31, 2004 was $4.7 million and the cash used in financing activities in the six months ended July 31, 2003 was $13.0 million.  The cash used during the six months ended July 31, 2004 was primarily a $6.3 million debt payment, offset by $1.3 million of proceeds from the exercise of stock options and $260,000 received related to the minority interest and shareholder loan associated with Carretek LLC.  The cash used during the six months ended July 31, 2003 included a $12.5 million debt payment and the $456,000 of deferred loan costs to amend our revolving credit agreement completed in July 2003.

We are a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  At July 31, 2004, the Company did not have any borrowings outstanding.  At July 31, 2003, we had outstanding borrowings of $12.5 million under the credit agreement.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); or London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA.  Interest payments are due quarterly.  We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded subject to the approval of the banks.  Substantially all of our assets collateralize this revolving credit agreement.  As of July 31, 2004, we are in compliance with the covenants of the revolving credit agreement, as amended.

The following summarizes our contractual obligations at July 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years

Operating leases	$15,749	$4,080	$5,778	$4,503	$1,388

We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2004.  However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  There can be no assurance that additional financing would be available on acceptable terms, if at all.  We are presently involved in a number of lawsuits.  The final outcomes or resolutions of the lawsuits are unknown, but could include judgments against us, or settlements that could require additional substantial payments by us.  See Note 8 in our Notes to Condensed Consolidated Unaudited Financial Statements.  The timing of the final resolution of these matters is uncertain.  We believe that a material adverse outcome or outcomes with respect to the lawsuits could have a material adverse effect on our financial results, our business or our management including but not limited to, significantly impacting our liquidity in a negative manner as well as causing covenant violations under our revolving credit agreement, possibly resulting in a default thereunder.  Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and could change our financing needs.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary.  The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Revenue Recognition

Our revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires us to provide implementation services that are determined to be essential to other elements of the arrangement, we follow the guidance in SOP 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

Consulting Fees.  We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts usually on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are generally paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues on a percentage-of-completion basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract.  Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses.  Anticipated losses on fixed-priced contracts are recognized when estimable.  Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us.  We must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the customer will purchase the solution.  Costs associated with these value-pricing contracts are expensed as incurred.  These contracts typically include payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, we may on occasion, offer payment terms which extend beyond 12 months.  When we enter into an agreement that has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement is entered into, revenue under the arrangement will be recognized as payments become due and payable.  When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

In certain instances, especially with recently developed software, we defer software license revenue recognition until the services are completed and the project is accepted by the customer.  This practice is followed for the first two installations of a recently developed software product.  After two successful implementations, the product is considered generally available (“GA”).

Software licenses are often sold as part of a multiple element arrangement that may include maintenance, implementation or consulting.  We determine whether there is vendor specific objective evidence of fair value (“VSOEFV”) for each element identified in the arrangement to determine whether the total arrangement fees can be allocated to each element.  If VSOEFV exists for each element, the total arrangement fee is allocated based on the relative fair value of each element.  In cases where there is not VSOEFV for each element, or if it is determined services are essential to the functionality of the software being delivered, or if significant production, modification or customization of the software is required, we initially defer revenue recognition of the software license fees until VSOEFV is established or the services are performed.  However, if VSOEFV is determinable for all of the undelivered elements, and assuming the undelivered elements are not essential to the delivered elements, we will defer recognition of the full fair value related to the undelivered elements and recognize the remaining portion of the arrangement value through application of the residual method.  Where VSOEFV has not been established for certain undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined.  Evidence of VSOEFV is determined for software products based on actual sales prices for the product sold to a similar class of customer and based on pricing strategies set forth in our price book.  Evidence of VSOEFV for services (installation, implementation and consulting) is based upon standard billing rates and the estimated level of effort for individuals expected to perform the related services.  We establish VSOEFV for maintenance agreements using the percentage method such that VSOEFV for maintenance is a percentage of the license fee charged annually for specific software product, which in most instances is 20% of the portion of arrangement fees allocated to the software license element.

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

Royalties

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to its customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20%-50% of the associated revenues.  Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying condensed consolidated statement of operations.

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

Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.  We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142.  The initial impairment analysis did not result in any write-down of capitalized costs.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment.  We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated.  If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.  During the fourth quarter of the year ended January 31, 2004, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment.  Goodwill at July 31, 2004 totaled $20.8 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

Restructuring and Other Charges

During fiscal year 2001, we recorded reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings.  Additional reserves were recorded during fiscal 2002, 2003 and the first two quarters of 2004.  These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions.  In Q2 2004, we revised our estimate to complete our remaining costs to develop and install any additional software, or software modifications, with two customers and reversed approximately $1.2 million of our reserve.  Although we do not anticipate any significant changes, the actual costs may differ from these estimates.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  At July 31, 2004, we did not hold any fixed-rate investments.

We had no outstanding borrowings under our revolving credit agreement at July 31, 2004.  As described in Note 4 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate under the revolving credit agreement is variable.

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

An insignificant portion of our accounts receivable balance at July 31, 2004, was denominated in a foreign currency.  Our exposure to adverse movements to foreign exchange rates is not significant.  Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Foreign exchange gains and losses were a $159,000 loss and a $34,000 gain for the three months ended July 31, 2004 and 2003, respectively, and a $288,000 loss and a $47,000 loss for the six months ended July 31, 2004 and 2003, respectively.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures.  As of July 31, 2004, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

On July 8, 2004 Carreker Corporation and Earnings Performance Group (“EPG”) amicably resolved the action that EPG filed against Carreker in September 1998, which was pending in the United States District Court for the District of New Jersey, to the satisfaction of both parties.

On June 15, 2004, by mutual agreement between the parties, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders’ derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles (“GAAP”), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (the form of, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

ITEM 2.                                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 15, 2004, two proposals were adopted by our stockholders: (1) the election of four directors as Class III directors for terms expiring at the Annual Meeting of Stockholders in 2007 as described in our Proxy Statement for the Annual Meeting (Messrs. James D. Carreker, Keith W. Hughes, David K. Sias, and Ronald G. Steinhart were re-elected as directors), and (2) the ratification of the appointment of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending January 31, 2005.  The number of shares cast for and against as well as the number of abstentions as to each of these matters (other than the election of directors) are as follows:

Election of Directors	Shares For	Shares Withheld

James D. Carreker	22,576,344	475,483
Keith W. Hughes	22,485,611	566,216
David K. Sias.	22,487,495	564,332
Ronald G. Steinhart.	22,450,711	601,116

Proposal	Shares For	Shares Against	Abstentions

Ratification of accountants	22,930,600	69,150	52,077

ITEM 5.                                  OTHER INFORMATION

From time to time management provides information regarding our contracted sales and our backlog for contracted services, contracted contingent services, contracted licenses and contracted maintenance.  Management also provides our expectations with regard to the realization of revenue from such contracted sales and backlog.  These expectations can be influenced by many factors, some of which are beyond our control, and include but are not limited to the following:

•                  Customer implementation timelines and schedules

•                  Customer budget cycles and priorities

•                  Our ability to develop new technologies and services in a timely manner

•                  Customer acceptance of our new technologies or services

•                  Receipt of cash payment

ITEM 6.                             EXHIBITS

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

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	September 9, 2004
John D. Carreker, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	September 9, 2004
Lisa K. Peterson
Chief Financial Officer