Form 10-Q
period 2004-10-31
CARREKER CORP
filed 2004-12-10
CIK 1057709

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 2004.

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

Common Stock, $.01 par value — 24,860,198 shares as of November 30, 2004.

CARREKER CORPORATION

Index

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at October 31, 2004 and January 31, 2004

Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2004 and 2003

Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended October 31, 2004

Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 31, 2004 and 2003

Notes to Condensed Consolidated Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements

CARREKER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)
ASSETS

	October 31,	January 31,
	2004	2004
Current assets
Cash and cash equivalents	$26,787	$28,605
Accounts receivable, net of allowance of $667 and $1,512 at October 31, 2004 and January 31, 2004, respectively	11,950	21,751
Prepaid expenses and other current assets	2,913	3,331
Total current assets	41,650	53,687

Property and equipment, net of accumulated depreciation of $19,480 and $17,140 at October 31, 2004 and January 31, 2004, respectively	6,918	6,690
Capitalized software costs, net of accumulated amortization of $12,197 and $11,050 at October 31, 2004 and January 31, 2004, respectively	3,083	2,028
Acquired developed technology, net of accumulated amortization of $14,618 and $11,153 at October 31, 2004 and January 31, 2004, respectively	11,082	14,547
Goodwill, net of accumulated amortization of $3,405 at October 31, 2004 and January 31, 2004	20,765	21,193
Customer relationships, net of accumulated amortization of $4,783 and $3,733 at October 31, 2004 and January 31, 2004, respectively	3,617	4,667
Deferred loan costs, net of accumulated amortization of $1,232 and $1,028 at October 31, 2004 and January 31, 2004, respectively	476	680
Other assets	1,036	1,087
Total assets	$88,627	$104,579

Current liabilities
Accounts payable	$1,151	$913
Accrued compensation and benefits	7,159	9,219
Other accrued expenses	3,274	4,520
Income tax payable	222	181
Deferred revenue	17,566	25,231
Accrued merger and restructuring costs	594	1,898
Total current liabilities	29,966	41,962
Long-term debt	—	6,250
Other long-term liabilities	481	49
Total liabilities	30,447	48,261

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 24,848 and 24,357 shares issued at October 31, 2004 and January 31, 2004, respectively	249	244
Additional paid-in capital	110,714	108,757
Accumulated deficit	(52,780)	(52,680)
Less treasury stock, at cost: 1 common share at October 31, 2004 and January 31, 2004	(3)	(3)
Total stockholders’ equity	58,180	56,318
Total liabilities and stockholders’ equity	$88,627	$104,579

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003

Revenues:
Consulting fees	$7,930	$6,396	$27,501	$21,349
Software license fees	5,701	7,026	16,134	21,955
Software maintenance fees	11,491	11,770	32,807	34,764
Software implementation fees	4,622	4,983	11,143	14,385
Outsourcing service fees	50	—	60	—
Out-of-pocket expense reimbursements	813	1,228	2,365	3,367
Total revenues	30,607	31,403	90,010	95,820

Cost of revenues:
Consulting fees	4,555	4,936	14,166	15,193
Software license fees	2,503	2,037	5,771	5,662
Software maintenance fees	3,765	3,600	10,949	9,910
Software implementation fees	4,002	4,485	11,181	14,398
Outsourcing service fees	222	—	236	—
Out-of-pocket expenses	738	1,122	2,333	3,413
Total cost of revenues	15,785	16,180	44,636	48,576
Gross profit	14,822	15,223	45,374	47,244

Operating costs and expenses:
Selling, general and administrative	11,320	11,797	35,483	36,267
Research and development	2,520	1,876	6,102	5,522
Amortization of customer relationships	350	350	1,050	1,050
Restructuring and other charges	266	(229)	2,978	1,233
Total operating costs and expenses	14,456	13,794	45,613	44,072
Income (loss) from operations	366	1,429	(239)	3,172

Other income (expense):
Interest income	92	69	207	223
Interest expense	(106)	(234)	(336)	(991)
Other income	275	219	732	269
Total other income (expense)	261	54	603	(499)
Income before provision for income taxes	627	1,483	364	2,673
Provision for income taxes	114	146	464	372
Net income (loss)	$513	$1,337	$(100)	$2,301
Basic earnings (loss) per share	$0.02	$0.06	$0.00	$0.10
Diluted earnings (loss) per share	$0.02	$0.05	$0.00	$0.10
Shares used in computing basic earnings (loss) per share	24,821	23,812	24,623	23,635
Shares used in computing diluted earnings (loss) per share	25,589	24,645	24,623	23,820

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at January 31, 2004	24,357	$244	$108,757	$(52,680)	1	$(3)	$56,318

Cancellation of restricted stock	(20)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	35	—	—	—	35
Issuance of shares of common stock upon exercise of stock options	74	—	375	—	—	—	375
Net loss	—	—	—	(812)	—	—	(812)
Balance at April 30, 2004	24,411	244	109,167	(53,492)	1	(3)	55,916

Cancellation of restricted stock	(7)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	251	2	139	—	—	—	141
Issuance of shares of common stock upon exercise of stock options	147	2	947	—	—	—	949
Net income	—	—	—	199	—	—	199
Balance at July 31, 2004	24,802	248	110,253	(53,293)	1	(3)	57,205

Cancellation of restricted stock	(4)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	2	—	148	—	—	—	148
Issuance of shares of common stock upon exercise of stock options	48	1	313	—	—	—	314
Net income	—	—	—	513	—	—	513
Balance at October 31, 2004	24,848	$249	$110,714	$(52,780)	1	$(3)	$58,180

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Operating Activities:
Net income (loss)	$513	$1,337	$(100)	$2,301
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	826	882	2,483	2,588
Amortization of capitalized software costs and acquired developed technology	1,823	1,311	4,611	3,917
Amortization of customer relationships	350	350	1,050	1,050
Compensation expense related to issuance of restricted stock	148	52	324	87
Minority share of loss in Carretek LLC	(234)	—	(454)	—
Gain on sale of Cash Services Australia Pty. Limited	—	—	(539)	—
Reduction in allowance for doubtful accounts	(275)	(91)	(667)	(118)
Amortization of deferred loan costs	67	68	204	284
Non cash reduction in merger cost accrual	—	(540)	(1,215)	(540)
Changes in operating assets and liabilities:
Accounts receivable	3,571	(2,332)	10,468	3,389
Prepaid expenses and other current assets	525	(1,574)	1,462	(710)
Accounts payable and accrued expenses	(451)	164	(2,729)	(2,918)
Income taxes payable/receivable	87	11	41	111
Deferred revenue	(7,159)	(4,437)	(7,665)	(240)
Net cash provided by (used in) operating activities	(209)	(4,799)	7,274	9,201
Investing Activities:
Purchases of property and equipment	(1,346)	(279)	(2,711)	(849)
Computer software costs capitalized	(593)	(204)	(2,201)	(204)
Purchase of acquired developed software	—	(1,500)	—	(1,500)
Net cash used in investing activities	(1,939)	(1,983)	(4,912)	(2,553)
Financing Activities:
Payments on long-term debt	—	—	(6,250)	(12,500)
Payments of deferred loan costs	—	—	—	(456)
Proceeds from exercises of stock options	314	384	1,638	384
Minority interest and minority shareholder loan to Carretek LLC	172	98	432	98
Net cash provided by (used in) financing activities	486	482	(4,180)	(12,474)
Net decrease in cash and cash equivalents	(1,662)	(6,300)	(1,818)	(5,826)
Cash and cash equivalents at beginning of period	28,449	27,460	28,605	26,986
Cash and cash equivalents at end of period	$26,787	$21,160	$26,787	$21,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$38	$79	$147	$748
Cash paid for income taxes, net	$11	$118	$393	$248

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine Months Ended October 31, 2004 and 2003

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

       In the three and nine months ended October 31, 2004, the consolidated financial statements also contain Carretek LLC which is a 51% owned subsidiary.  The minority interest and minority interest in income (loss) of Carretek LLC represents the 49% minority stockholders’ investment and share of the loss of this consolidated subsidiary.

       The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The accompanying financial statements reflect all adjustments, (consisting of normal recurring entries) which in the opinion of management are necessary for a fair presentation of the results for the interim periods presented.  The results of operations, for the three and nine months ended October 31, 2004, are not necessarily indicative of full-year results.

       Certain prior year amounts have been reclassified to conform to the current year presentation.  For the three months ended October 31, 2003, selling, general and administrative expenses have been reduced by $356,000, while cost of sales-software maintenance fees, cost of sales-software implementation fees and research and development expenses increased $142,000, $72,000 and $142,000, respectively.  Additionally, for the nine months ended October 31, 2003, selling, general and administrative expenses have been reduced by $666,000, while cost of sales-software maintenance fees, cost of sales-software implementation fees and research and development expenses increased $266,000, $134,000 and $266,000, respectively.  These reclassifications were made to conform to the presentation of certain information technology costs in the three and nine months ended October 31, 2004.

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

       Accounts Receivable and Concentration of Credit Risk

       Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  The Company places temporary cash investments with major banks and limits its exposure with any one financial institution.

       A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables.  Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three months ended October 31, 2004 and 2003 were $45,000 and $76,000, respectively.  Write-offs of receivables during the nine months ended October 31, 2004 and 2003 were $179,000 and $181,000, respectively.

       The fair value of accounts receivable approximates the carrying amount of accounts receivable.

       Accounts receivable, net of related deferred revenue and allowances, consist of the following (in thousands):

	October 31,	January 31,
	2004	2004
Gross accounts receivable	$38,207	$65,109
Less related deferred revenue	(25,590)	(41,846)
Less allowance for doubtful accounts	(667)	(1,512)
Net accounts receivable	$11,950	$21,751

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

	October 31,	January 31,
	2004	2004
Furniture	$5,098	$5,070
Equipment and software	20,032	17,686
Leasehold improvements	1,268	1,074
Total cost	26,398	23,830

Less accumulated depreciation and amortization	(19,480)	(17,140)
Net property and equipment	$6,918	$6,690

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

       Capitalized Software Costs and Acquired Developed Technology

       The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bear to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the remaining economic life of the product (generally three to six years). The Company capitalized $593,000 and $204,000 of software development costs in the three months ended October 31, 2004 and 2003, respectively.  The Company capitalized $2.2 million and $204,000 of software development costs in the nine months ended October 31, 2004 and 2003, respectively.  The Company developed software for sending and receiving check images, and is currently developing software for distributed capture of checks and check images and extending the functionality of the anti-money laundering software discussed below.  The products reached technological feasibility in the latter half of fiscal 2003 and accordingly certain costs subsequently incurred were capitalized under SFAS 86.

       The Company recorded amortization relating to software development costs capitalized of $668,000 and $239,000 in the three months ended October 31, 2004 and 2003, respectively.  The Company recorded amortization relating to software development costs capitalized of $1.1 million and $786,000 in the nine months ended October 31, 2004 and 2003, respectively.  The increase in the amortization is the result of approximately $380,000 of amortization related to the ExchgLink product which was made generally available in the three months ended October 31, 2004.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

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

       Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.2 million and $1.1 million for the three months ended October 31, 2004 and 2003, respectively, and $3.5 million and $3.1 million for the nine months ended October 31, 2004 and 2003.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

       The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the three months remaining in fiscal year ending January 31, 2005 and for the remaining future fiscal years ending January 31 (in thousands):

Period	Capitalized Software Costs	Acquired Developed Technology
November 1, 2004 – January 31, 2005	$198	$1,155
Fiscal year ending January 31, 2006	464	4,620
Fiscal year ending January 31, 2007	355	4,107
Fiscal year ending January 31, 2008	236	1,200

       The table does not include the estimated amortization expense for $1.8 million of capitalized software products that are currently being developed, and for which amortization has not commenced.

       Revenue Recognition

       The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction — Type and Certain Production — Type Contracts.”

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

       Royalties

       In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products.  Under these arrangements, the Company accrues royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues.  Approximately $685,000 and $718,000 of royalty expense was recorded under these agreements in the three months ended October 31, 2004 and 2003, respectively, and $1.4 million and $1.7 million in the nine months ended October 31, 2004 and 2003.  Royalty expense is included as a component of the cost of software license fees and cost of software maintenance fees in the accompanying condensed consolidated statements of operations.

       Deferred Revenue

       Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

       Deferred revenue and advance payments from customers consist of the following (in thousands):

	October 31,	January 31,
	2004	2004
Deferred software maintenance fees	$24,059	$44,117
Deferred software implementation and license fees	19,097	22,960
	43,156	67,077
Less related accounts receivable	(25,590)	(41,846)
	$17,566	$25,231

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

       Other income

       Other income is comprised of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Gain on sale of Cash Services Australia Pty. Limited	$—	$—	$539	$—
Equity in earnings (loss) of Cash Services Australia Pty. Limited	—	68	(17)	142
Minority share of net loss of Carretek LLC	234	—	454	—
Foreign exchange gains (losses)	43	161	(245)	114
Other	(2)	(10)	1	13
Total	$275	$219	$732	$269

       In April 2004, the Company sold its 25% interest in Cash Services Australia Pty. Limited.  The carrying value of this investment was approximately $383,000 and the Company received $922,000 in proceeds collected in May 2004.  As a result of this transaction, the Company recorded a $539,000 gain.

       During fiscal 2003, the Company formed Carretek LLC (“Carretek”), in which the Company owns a 51% interest, to offer financial institutions offshore centric outsourcing of their business processes.  The minority interest in this loss was recorded in other income (expense) and was $234,000 and $0 for the three months ended October 31, 2004 and 2003, and $454,000 and $0 for the nine months ended October 31, 2004 and 2003, respectively.

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

       Stock-Based Compensation

       The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee and director stock options.  Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.”  SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement.  In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No.123,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  The Company continues to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method.

       Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income (loss), as reported	$513	$1,337	$(100)	$2,301
Stock compensation expense recorded under the intrinsic value method	148	52	324	87
Pro forma stock compensation expense computed under the fair value method	(1,493)	(1,113)	(3,914)	(3,390)
Pro forma net income (loss)	$(832)	$276	$(3,690)	$(1,002)

Basic earnings (loss) per common share, as reported	$0.02	$0.06	$0.00	$0.10
Diluted earnings (loss) per common share, as reported	$0.02	$0.05	$0.00	$0.10
Pro forma basic earnings (loss) per common share	$(0.03)	$0.01	$(0.15)	$(0.04)
Pro forma diluted earnings (loss) per common share	$(0.03)	$0.01	$(0.15)	$(0.04)

       The Company calculated the estimated fair value of each stock option using the Black-Scholes option-pricing model and utilized the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Volatility	0.746	0.954	0.794	0.955
Weighted-average expected lives	4.500	4.500	4.500	4.500
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	4.25%	3.21%	3.93%	2.55%
Weighted-average fair value of options granted	$5.62	$3.90	$5.93	$3.09

       Risks and Uncertainties

       The Company’s future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, product liability, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, pending lawsuits, stock price fluctuations, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter, impairment of goodwill or intangible assets and realization of revenue from contracted sales, potential sales and backlog.

       Financial Guarantees

       The following is a summary of the applicable guarantees and indemnifications:

Under the terms of the majority of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensee, against any loss, expense, or liability from any damages that may be awarded against its customer.  The Company includes this infringement indemnification in all of its software license agreements.  In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service.  The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses.  The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

The Company has agreed to indemnify members of the board of directors, officers and certain key employees of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are acting in their capacities on behalf of the Company, or by reason of anything done or not done by them in any such capacities.  The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith.  The Company maintains insurance coverage for directors and officers liability (“D&O insurance”).  No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors, officers and certain key employees of the Company.  The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against its members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance.  As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

       Recently Issued Accounting Standards

       In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 (FIN 46).”  In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen subsequently referred to as “FIN 46R”.  FIN 46 and FIN 46R provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include these assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

       The Company adopted the provisions of FIN 46 and FIN 46R as of April 30, 2004.  The effect of adopting the provisions of FIN 46 and FIN 46R was not material.

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

       Customer relationships with definite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 for the three months ended October 31, 2004 and 2003, respectively, and $1.1 million for the nine months ended October 31, 2004 and 2003.

       The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Period	Amount
November 1, 2004 — January 31, 2005	$350
Fiscal year ending January 31, 2006	1,400
Fiscal year ending January 31, 2007	1,400
Fiscal year ending January 31, 2008	467

        Certain accrued liabilities were recorded during the acquisition of Check Solutions Company in June 2001.  During the nine months ended October 31, 2004, these estimates were revised and $428,000 of these accrued liabilities were reversed and recorded as an adjustment to Goodwill.

4.           Revolving Credit Agreement

       The Company is a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  Borrowings under the credit agreement, as amended, currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded except upon approval of the banks.  Substantially all of the Company’s assets collateralize the revolving credit agreement.  As of October 31, 2004, the Company is in compliance with the covenants of the revolving credit agreement, as amended.

       The Company did not have any borrowings outstanding under the revolving credit agreement at October 31, 2004.  Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs, on the credit agreement was $38,000 and $166,000 for the three months ended October 31, 2004 and 2003, respectively, and $132,000 and $707,000 for the nine months ended October 31, 2004 and 2003.

5.           Provision for Income Taxes

       The Company has established a valuation allowance to reserve its net deferred tax assets at October 31, 2004 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

       The net tax provision was $114,000 and $464,000 for the three and nine months ended October 31, 2004, which consists of a provision for state and foreign taxes.  The net tax provision of $146,000 and $372,000 for the three and nine months ended October 31, 2003 consists of a provision for state and foreign taxes.  No U.S. Federal tax benefit was recorded due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

6.           Incentive Compensation Plans

       Profit Sharing Plan

       The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Code”) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company.  Employer matching contributions amounted to $102,000 and $0 for the three months ended October 31, 2004 and 2003, respectively, and $431,000 and $0 for the nine months ended October 31, 2004 and 2003. The Company may make additional contributions at the discretion of the Board of Directors.  No discretionary contributions were made during the three and nine months ended October 31, 2004 and 2003.

       Incentive Compensation Plans

       Effective May 3, 2004, the variable compensation plan was terminated.  The Company did not record expense under this plan for the three or nine months ended October 31, 2004 and 2003.

       The Carreker Incentive Bonus Plan (“CIBP”) awards employees based on the Company’s and the applicable business unit’s operating results.  Substantially all employees are eligible to receive cash awards under the CIBP.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  In the three months ended October 31, 2004 and 2003, the Company recorded expense under this plan of approximately $484,000 and $509,000, respectively.  In the nine months ended October 31, 2004 and 2003, the Company recorded expense under this plan of approximately $1.0 million and $1.6 million, respectively.

       The Company pays discretionary bonuses from time to time to key employees. The Company recorded discretionary bonus expense of approximately $703,000 and $421,000 for the three months ended October 31, 2004 and 2003, respectively, and $1.1 million and $639,000 for the nine months ended October 31, 2004 and 2003.

7.           Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Basic earnings (loss) per share:
Net income	$513	$1,337	$(100)	$2,301

Weighted average shares outstanding	24,821	23,812	24,623	23,635

Basic earnings (loss) per share	$0.02	$0.06	$0.00	$0.10

Diluted earnings (loss) per share:
Net earnings (loss)	$513	$1,337	$(100)	$2,301

Weighted average shares outstanding	24,821	23,812	24,623	23,635
Assumed conversion of employee stock options	768	833	—	185
Shares used in diluted earnings per share calculation	25,589	24,645	24,623	23,820

Diluted earnings (loss) per share	$0.02	$0.05	$0.00	$0.10

       Options totaling 1,955,533 and 2,516,118, for the three months ended October 31, 2004 and 2003, respectively, and 1,480,522 and 4,218,207, for the nine months ended October 31, 2004 and 2003 have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

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

       On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits against the Company, John D. Carreker Jr. and Terry L. Gage into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M.  Also, on March 3, 2003, Claude Alton Coulter filed a purported class action lawsuit (Civil Action No. 503-CV-5-Q) against the Company, John D. Carreker Jr. and Terry L. Gage in the United States District Court for the Eastern District of Texas, Texarkana Division.  These complaints, filed on behalf of purchasers of the Company’s common stock between May 20, 1998 and December 10, 2002, inclusive, allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants.  These complaints also allege, among other things, that defendants artificially inflated the value of the Company’s stock by knowingly or recklessly misrepresenting the Company’s financial results during the purported class period.  The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.

       The Company and individual defendants deny the allegations in these complaints and intend to defend themselves vigorously.  It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits.  The ultimate resolution of these lawsuits could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

       The Company is periodically involved in various other legal actions and claims which arise in the normal course of business.  In the opinion of management, the final disposition of these matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

9.           Business Segments and Revenue Concentration

       The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting.  Certain prior year amounts have been reclassified to conform with the current year business segment presentation.  Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly.  Included in “Corporate Unallocated” are costs related to selling and marketing, unallocated corporate overhead expense and general software management.  Business segment results include costs such as research and development expense as well as product royalty expense, the amortization of intangible assets and restructuring and other charges, were as follows (in thousands):

	Three Months ended October 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$7,141	$—	$789	$—	$7,930
Software license fees	25	5,676	—	—	5,701
Software maintenance fees	371	10,956	164	—	11,491
Software implementation fees	161	4,393	68	—	4,622
Outsourcing services fees	—	—	—	50	50
Out-of-pocket expense reimbursements	289	369	155	—	813
Total revenues	$7,987	$21,394	$1,176	$50	$30,607

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$3,350	$4,754	$(588)	$(6,534)	$982

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges	—	—	199	67	266
Income (loss) from operations	$3,350	$4,404	$(787)	$(6,601)	$366

	Three Months ended October 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$6,151	$35	$210	$—	$6,396
Software license fees	646	6,350	30	—	7,026
Software maintenance fees	410	11,158	202	—	11,770
Software implementation fees	301	4,401	281	—	4,983
Out-of-pocket expense reimbursements	378	759	91	—	1,228
Intercompany revenue	—	(126)	126	—	—
Total revenues	$7,886	$22,577	$940	$—	$31,403

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$2,985	$5,935	$(762)	$(6,608)	$1,550

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges	—	(540)	—	311	(229)
Income (loss) from operations	$2,985	$6,125	$(762)	$(6,919)	$1,429

	Nine Months ended October 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$24,979	$350	$2,172	$—	$27,501
Software license fees	217	15,884	33	—	16,134
Software maintenance fees	755	31,426	626	—	32,807
Software implementation fees	476	10,234	433	—	11,143
Outsourcing services fees	—	—	—	60	60
Out-of-pocket expense reimbursements	1,083	936	346	—	2,365
Total revenues	$27,510	$58,830	$3,610	$60	$90,010

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$12,959	$12,302	$(1,417)	$(20,055)	$3,789

Amortization of customer relationships	—	1,050	—	—	1,050
Restructuring and other charges	1,747	(639)	199	1,671	2,978
Income (loss) from operations	$11,212	$11,891	$(1,616)	$(21,726)	$(239)

	Nine Months ended October 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$20,032	$164	$1,153	$—	$21,349
Software license fees	2,368	19,557	30	—	21,955
Software maintenance fees	879	33,229	656	—	34,764
Software implementation fees	722	13,023	640	—	14,385
Out-of-pocket expense reimbursements	1,242	1,739	386	—	3,367
Intercompany revenue	—	(165)	165	—	—
Total revenues	$25,243	$67,547	$3,030	$—	$95,820

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$10,413	$19,950	$(2,869)	$(22,039)	$5,455

Amortization of customer relationships	—	1,050	—	—	1,050
Restructuring and other charges	—	(529)	346	1,416	1,233
Income (loss) from operations	$10,413	$19,429	$(3,215)	$(23,455)	$3,172

During the three months ended July 31, 2003, the Company formed Carretek LLC (“Carretek”), in which the Company owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes.  During July 2004, Carretek signed its first contract to perform outsourced services with a customer.  As this outsourcing business is in the development phase and its operations immaterial, the financial results for the three months and nine months ended October 31, 2004 and 2003, respectively, are contained in the Corporate-Unallocated business segment in the tables above.

Since Carretek’s inception, the Company and its partner funded Carretek with an aggregate amount of approximately $1.1 million from both partners.  $100,000 was in equity and another $980,000 in the form of a note payable.  The $481,000 minority interest in the note payable is reflected as a long-term liability in the accompanying condensed consolidated balance sheets.

       The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Single customer	19.3%	10.5%	13.1%	9.6%
Top five customers	40.7%	33.5%	32.6%	31.7%

        The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, for the three and nine months ended attributed to countries based on the location of the customers were as follows ($ in thousands):

	Three Months Ended		Three Months Ended
	October 31, 2004		October 31, 2003
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$24,712	83%	$24,293	81%
Europe	1,966	7	2,143	7
Canada	1,348	4	1,565	5
Asia Pacific	946	3	1,244	4
South Africa	631	2	679	2
Other	191	1	251	1
Total revenues	$29,794	100%	$30,175	100%

	Nine Months Ended		Nine Months Ended
	October 31, 2004		October 31, 2003
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$67,916	78%	$74,828	81%
Europe	6,511	7	6,400	7
Canada	4,690	5	5,004	5
Asia Pacific	3,261	4	3,498	4
South Africa	4,628	5	2,218	2
Other	639	1	505	1
Total revenues	$87,645	100%	$92,453	100%

10.    Restructuring and Other Charges

The Company recorded various merger, restructuring and other charges and credits, as follows (in thousands):

	Workforce Reductions	Credit relating to CheckFlow Suite	Facility Closures	EPG Litigation Settlement	Legal and Professional Fees	Total
YTD 2003:
Quarterly period ended April 30, 2003	$545	$—	$—	$—	$139	$684
Quarterly period ended July 31, 2003	648	—	—	—	130	778
Quarterly period ended October 31, 2003	(251)	—	(119)	—	141	(229)
Total YTD 2003	$942	$—	$(119)	$—	$410	$1,233

YTD 2004:
Quarterly period ended April 30, 2004	308	—	—	1,686	521	2,515
Quarterly period ended July 31, 2004	192	(1,215)	—	14	1,206	197
Quarterly period ended October 31, 2004	246	—	—	—	20	266
Total YTD 2004	$746	$(1,215)	$—	$1,700	$1,747	$2,978

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

Quarter Ended October 31, 2003

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

Quarter Ended April 30, 2004

       The Company recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees.  During the quarterly period ended April 30, 2004, the Company recorded a charge of $521,000 relating to legal and professional fees relating to the Company’s legal actions described in Note 8.  Approximately $462,000 of the $521,000 of legal and professional fees were recorded as selling, general and administrative costs during the quarter ended April 30, 2004 and reclassified to restructuring and other charges in the quarter ended July 31, 2004.

       The Company expensed approximately $1.686 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.

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

       An additional $14,000 was expensed and the entire $1.7 million EPG settlement was paid to the plaintiff.  Additionally, the Company recorded a charge for the litigation costs related to this legal action totaling $1.2 million.

       The Company received a final payment of $455,000 from a customer in the settlement with one of its original CheckFlow Suite customers.  This payment was recorded directly to this reserve.  Concurrently, based on revised cost estimates, the Company lowered its estimate of the cost to develop and install any additional software, or software modifications, with these customers and reversed approximately $1.2 million of this reserve.

Quarter Ended October 31, 2004

       The Company recorded $247,000 in restructuring and other charges during the three month period ended October 31, 2004, principally associated with the separation of 6 employees.  During the quarter ended October 31, 2004, the Company recorded a charge of $20,000 relating to legal and professional fees relating to the Company’s shareholder and other legal actions described in Note 8.

       The activity related to the accrued merger and restructuring costs during the three and nine months ended October 31, 2004 is as follows (in thousands):

	Workforce Reductions	Charges/ Credits relating to CheckFlow Suite	Facility Closures	Other	Total
Balance at January 31, 2004	$500	$1,296	$5	$97	$1,898

Additions to reserve balance:
Severance charges	308	—	—	—	308
Reductions to reserve balances:
Cash paid	(412)	(29)	—	(5)	(446)
Balance at April 30, 2004	396	1,267	5	92	1,760

Additions to reserve balance:
Severance charges	192	—	—	—	192
Cash received from customer	—	455	—	—	455
Reductions to reserve balances:
Cash paid	(495)	(149)	—	(12)	(656)
Change in estimate	—	(1,215)	—	—	(1,215)
Balance at July 31, 2004	93	358	5	80	536

Additions to reserve balance:
Severance charges	247	—	—	—	247
Cash received from customer	—	—	—	46	46
Reductions to reserve balances:
Cash paid	(121)	(91)	—	(23)	(235)
Change in estimate	—	—	—	—	—
Balance at October 31, 2004	$219	$267	$5	$103	$594

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business — Forward Looking Statements and Risk Factors” contained in our Form 10-K for the year ended January 31, 2004, as filed with the Securities and Exchange Commission (SEC).  Such risks include, without limitation: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, product liability, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore components, ability to attract and retain qualified personnel, customer concentration, competition, potential strategic alliances and acquisitions, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, pending lawsuits, stock price fluctuations, international operations, use of independent contractors, changing government and tax regulations, anti-takeover provisions in our charter and impairment of goodwill or intangible assets.  In addition, from time to time we provide information regarding our contract sales, potential sales opportunities and backlog and our expectations with regard to the related realization of revenues. Our expectations with regard to the realization of revenues from these contract sales, potential sales and backlog are forward-looking statements and are subject to the foregoing risks and those set forth under “Item 5. Other Information” in this report.  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “risk factors” included in our SEC filings and elsewhere in this report.

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

       Global Payments Technologies Solutions.  Carreker’s technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating costs and risk management.  These functions include presentment of checks in paper and electronic form, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments).  Global Payments Technologies (“GPT”) solutions address these key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems.  In addition, we offer technology solutions that optimize the inventory management of a bank’s cash stock levels, including managing how much is needed, when it is needed and where it is needed.  Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand, while ensuring a high level of customer service through timely replenishment of ATM cash supplies.

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

FraudLink On-Us, FraudLink Deposit, FraudLink Deposit — Branch Access Option, Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink ACHeCK, FraudLink PC, CORE Workflow Manager, CORE AML Filter, eFraudLink.com, Fraud Solutions Consulting

Back Office Processing	Products that bring new efficiencies to back-office operations through leading-edge image, workflow, and RECO (character recognition) technologies.	Adjustments/Express, Exceptions/Express, Express Capture, Express Decision, Input/Express, Inbound Returns/Express, and All Transactions File

Remittance and Payments Processing

Both host and client/server-based platforms for improved productivity in processing retail and wholesale remittance transactions for financial institutions and payments processing for a wide variety of cross-industry applications.

NeXGen Remittance

Conventional Check Capture	An extensive array of enhancement products that add flexibility and usability to IBM’s Check Processing Control System (CPCS) and the IBM 3890/XP series of Document Processors.	Conventional Capture Products, CPCS Enhancements Products, XP/Productivity Tools, Platform Emulation, NeXGen Settlement, NeXGen Balancing, and LTA (Large Table Access)

Check Image Capture	Products and services related to the centralized and distributed capture, quality and inspection assurance, storage and delivery of check images.

ALS & CIMS Products (MVS, AIX, Windows), NeXGen Image Processor, Image Enhancement Products, Reject Repair, RECO Technology, Image POD, Image Delivery Products, Delivery Express QAS Image Inspector, NeXGen Capture, Source Capture Corporate and Source Capture Branch

Check Image Archive Management

Comprehensive array of check image archive management products that may be tailored to a bank’s unique requirements based on their operational environments and volumes. Carreker offers archive technology for both in-house solutions and shared outsource providers.

Check Image Archive-AIX, Check Image Archive-MVS, Check Image Archive Load

Other Check Image Applications	An array of solutions that address revenue enhancement, risk reduction, and expense reduction issues through the application of image, workflow and RECO technologies.	Image Statements, CDRom Delivery, Input/Express, Express Capture, Payee Name Verification, and Amount Encoding Verification

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

Electronic Check Presentment and Image Exchange

Enables banks to transition from paper-based to electronic payment systems by automating key elements of the processing stream, creation of image replacement documents (“IRD”) as well as improving a bank’s yield from float management. Aided by Check 21 legislation, these solutions are designed to reduce and eventually eliminate the movement of paper payments through the system, improving productivity, reducing errors, increasing customer satisfaction and reducing fraud.

ExchgLink , IRD Create, CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Manager and Cnotes

ATM Solutions

Advanced ATM monitoring and management, improving ATM availability and ensuring service levels are met. These solutions include an automated ATM monitoring and dispatching system for maximizing network availability; and a real-time Internet-based system for efficient handling of ATM service requests and responses.

eiManager, eiGateway

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

       Revenue Enhancement Solutions.  The Revenue Enhancement division includes two business units:  RevE and Customer Value Enhancement (“CVE”), formerly known as EnAct. RevE is a highly specialized division that provides consulting services focused on tactical methods of increasing banks’ fee income. The scope and depth of this practice has expanded throughout its 14 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

       Another component of our Revenue Enhancement division is our business providing CVE software and proprietary sales management methodology. Our CVE solutions assist financial institutions in leveraging central intelligence with local insight. This enables our clients to recognize those customers and prospects representing the greatest value or potential. Our approach is unique and complimentary to many CRM investments that banks have made in recent years and is designed to focus their activities such that they can actually attain increased returns on these CRM investments.

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

       The GPC division also contains the license, maintenance and services revenue of our Float Management software products.  These Float Management products provide solutions that manage a bank’s float through float analysis and pricing to improve profitability, reporting, workflow and check clearing operations.  These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships.  The products offered consist of Float Analysis System and Float Pricing System.

       Outsourcing.  Carretek LLC is a transformational business outsourcer for payment and transaction processing jointly owned by Carreker Corporation and Majesco Software Inc., the US subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  Carretek was formed in fiscal 2003.  While the venture has signed its first contract, it is still in the developmental phase and its results are contained in the Corporate-Unallocated business segment.

       Carretek’s mission is to enable financial institutions and their processors to realize the benefits of transformational offshore-centric outsourcing (“offshoring”) of their business processes.  The benefits to clients could include reduction in operating costs, improvements in productivity, and enhancement of quality.

       Initially, Carretek is focused on offshoring payments-related business processes.  Through Carretek, financial institutions can leverage the global work force at this critical period when Check 21 and other payment electronification trends are pressuring financial institutions to reduce their payment per item costs beyond the power of traditional cost management practices.  Carretek has designed and built specific product offerings targeted at payment and transaction processing functions for this express purpose.  Within this area of expertise, the Carretek offering includes a flexible array of offshore outsourcing services to financial institutions.

Executive Summary

       In Q3 2004, we generated net income of $513,000 and on a year-to-date basis we generated a net loss of $100,000.  The banking market in which we operate is healthy and the buying climate continues to be favorable with the Check 21 law that took effect on October 28, 2004 and the need for banks to make investments in electronifying their check payment system.  However, these conditions have also attracted competition for our GPT business segment, including point solution providers and large hardware and solution providers like IBM, Unisys and NCR who view Check 21 as an opportunity for incremental software and advisory services revenue.

       Our Q2 2004 sales activity reflected this strong market demand with our GPT business segment having one of the strongest contract sales quarters to date for software and services; however, in Q3 2004 that trend did not continue as delays in decision making by customers and competitive losses contributed to the softness in contracted sales in Q3 2004.  The outlook for Q4 2004 continues to remain very sensitive to the volume and timing of sales, product delivery, customer implementation schedules and customer-dependent timing on a small number of engagements in our RevE business segment.  We expect total revenues for Q4 2004 to be flat to slightly down, and operating profit to be approximately break-even or slightly negative.  During Q3 2003, we qualified an increased number of Check 21 and other potential sales opportunities, and anticipate that contract sales will improve in Q4 2004 and beyond as an expanded array of new products become available.  Accordingly, we believe that this will result in revenue growth in 2005.

       Although GPT had lower sales volume in Q3 2004, GPT segment revenue increased 17.5% to $21.4 million in Q3 2004, as compared to $18.2 million in Q2 2004; however, GPT segment revenue declined 5.2%, or $1.2 million, as compared to Q3 2003.  The increase in GPT segment revenue in Q3 2004, as compared to Q2 2004, was primarily the result of the acceptance of our new image exchange product, ExchgLink, by our bank development partner.  This product acceptance was directly related to the recognition of approximately $1.9 million of license revenue and $921,000 of services revenues in Q3 2004.

       On a year-to-date basis, GPT segment revenue declined $8.7 million, or 12.9%, to $58.8 million from $67.5 million, primarily as a result of weak license and related services contract sales in Q4 2003 and Q1 2004, primarily related to delays in technology investments by our customers.  We believe some of these delays are due to the fact that we bundle our products to provide a better value for our customers.  This bundling tends to extend the buying cycle; however, we believe it is in the best long-term interest of our customers and the Company.

       In Q3 2004, our RevE segment revenue grew 1.3% on a quarter-over-quarter basis and 9.0% on a YTD basis.  We continue to experience good demand in the RevE consulting business because banks continue to be challenged to grow, and/or maintain existing revenue streams, primarily by two major shifts in the banking industry: (1) the shift from end-of-day paper payment services to electronic intra-day services and (2) the value proposition shift from paper handling to risk mitigation/information services.  Both of these shifts are intensified by the fact that Check 21, a momentum builder for both shifts, went into effect in October 2004.  Within the RevE market, we do experience moderate competition.  There are a number of smaller competitors that have put downward pressure on our pricing; however, customers value our larger size and the quality of our consultants, which provide better assurance of a successful engagement.

       In Q3 2004, our GPC segment revenue grew 25.1% on a quarter-over-quarter basis and 19.1% on a YTD basis.  Over the last eighteen months, we have been repositioning this business from a staff supplement focus to one of thought leadership where margins and growth potential are superior.  While the path to profitability and significant growth has taken longer than originally anticipated, we consider this business to be an important part of our overall integrated solution offering.  The two drivers that we believe will fuel this growth are: (1) Check 21 with all of the changes it requires and (2) our own technology, designed to facilitate our customers’ transition from paper to electronics.  The customer decision making process with regard to adopting image technology can be costly and complex, which provides a good opportunity for our consulting business.  The competition we face in GPC resembles that of GPT.  We have both very large providers on one side and small single-service consultancies on the other.  We believe we maintain a strong competitive position because of our long-time and hard-earned reputation of advising these banks on similar operations and technology changes.

       In Q2 2004, we announced our first contract for Carretek, our 51% owned offshore business process outsourcing initiative.  Presently, the revenue impact is minimal, however there are two drivers for growth: (1) Check 21 has accelerated the pressure on banks to reduce the cost of processing paper payments and (2) the availability of image technology that makes it possible to separate the information to be processed from the paper itself.  As for competition, there are many offshoring vendors; however, we believe our model is unique as we bring payment knowledge and bank expertise, along with an experienced offshore partner and facilities.

       Beginning in Q3 2003, we began to increase our research and development (“R&D”) spending to address new product offerings and existing product enhancements that will be required by our customers to address all of the significant changes brought about by Check 21 legislation, USA Patriot Act and Basel II.  Through October 31, 2004, total R&D spending (including amounts capitalized) has increased to $8.3 million in 2004, as compared to $5.7 million for the same period in 2003.  We expect this trend to continue for the balance of 2004 as we continue to develop new products.

       To help fund these investments in our products, we are continually trying to improve performance, quality and efficiency within our organization.  We have focused on reducing selling, general and administrative expenses and improving the utilization of our technical staff and consultants.  While we have managed to lower these expenses, the reductions have been partially offset by increases in Directors and Officers’ Insurance, professional fees for Sarbanes-Oxley compliance, employee benefits, and increased GPT business segment selling expenses.

       Finally, 2004 operating results have been negatively affected by several non-recurring items.  The EPG litigation settlement of $1.7 million, along with $462,000 in litigation costs, were recorded in Q1 2004.  In Q2 2004, an additional $1.2 million in litigation costs were incurred.  These Q2 2004 litigation costs were offset by a $1.2 million change in estimated reserves related to a discontinued product.  See Restructuring and Other Charges within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of Three Months Ended October 31, 2004 (“Q3 2004”) to Three Months Ended October 31, 2003 (“Q3 2003”) and Nine Months Ended October 31, 2004 (“YTD 2004”) to Nine Months Ended October 31, 2003 (“YTD 2003”)

Revenues

       Revenues by Segment ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Revenue Enhancement	$7,987	$7,886	$101	1.3%	$27,510	$25,243	$2,267	9.0%
Global Payments Technologies	21,394	22,577	(1,183)	(5.2)	58,830	67,547	(8,717)	(12.9)
Global Payments Consulting	1,176	940	236	25.1	3,610	3,030	580	19.1
Corporate (Outsourcing) Revenue	50	—	50	—	60	—	60	—

Total Revenues	$30,607	$31,403	$(796)	(2.5)%	$90,010	$95,820	$(5,810)	(6.1)%

       The decline in revenue for Q3 2004, as compared to Q3 2003, was driven by a 5.2% decline in revenue within the GPT business segment, offset by a 1.3% increase in RevE revenue and a 25.1% increase in revenue within our GPC business segment.  The decline in revenue on a YTD basis was driven by a 12.9% decline within the GPT business segment, offset by 9.0% growth within the RevE business segment and a 19.1% increase in our GPC business segment.

       The decline in our GPT business segment, on both a quarter-over-quarter basis and a YTD basis, was primarily the result of weak software and related services contract sales in Q4 2003 and Q1 2004, primarily related to delays in technology investments by our customers.  We believe some of these delays are due to the fact that we bundle our products to provide a better value for our customers.  This bundling tends to extend the buying cycle, however we believe it is in the best long-term interest of our customers and the Company.

       The increase within our RevE business segment, on both a quarter-over-quarter and YTD basis, was principally driven by a 16.1% increase in consulting revenues on a quarterly basis and a 24.7% increase on a YTD basis.  The increase in consulting revenues on a quarterly basis was derived principally from a larger number of domestic engagements and the increase on a YTD basis was the result of increased international consulting revenue.  These increases in consulting revenue were offset by a 80.3% decline in CVE software and services revenue on a quarterly basis and a 77.6% decline on a YTD basis.  The steep declines within CVE were the result of a lack of sales leadership and capacity.  Two new sales persons were hired in Q3 2004.

       The increases in revenues in 2004 within our GPC business segment, on both a quarter-over-quarter and YTD basis, reflect the results of expanded sales focus in this segment as we repositioned this business to focus on Check 21 enterprise-wide payment strategies and image enablement planning and integration.

       Overall, as we look across our three major business segments, we believe that we are well positioned and have a competitive advantage to capitalize on the significant changes brought about by the Check 21 legislation, USA Patriot Act and Basel II due to our subject matter expertise in the impacted areas.  We anticipate that contract sales will improve in Q4 2004, and beyond, as an expanded array of new products become available.  Accordingly, we believe this will result in revenue growth in 2005.

       Consulting Fees ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Consulting Fees	$7,930	$6,396	$1,534	24.0%	$27,501	$21,349	$6,152	28.8%

       The majority of our consulting revenue is derived from our RevE business segment.  Consulting revenue in the RevE segment increased $1.0 million, or 16.1%, to $7.1 million in Q3 2004 from $6.1 million in Q3 2003.  Domestically, consulting revenue for RevE increased approximately $759,000 on a quarterly basis, and there were 14 revenue producing engagements in Q3 2004, as compared to 9 in Q3 2003.  International RevE consulting revenue increased $357,000 in Q3 2004, as compared to Q3 2003.  Consulting revenue in the RevE segment increased $5.0 million, or 24.7%, to $25.0 million on a YTD basis from $20.0 million for the same period in 2003.  Domestically, consulting revenue for RevE was flat on a YTD basis and there were 20 revenue producing engagements on a YTD basis in 2004 and 17 in 2003.  International RevE consulting revenue increased $5.1 million in YTD 2004, as compared to YTD 2003.  Additionally, there were 4 international revenue producing engagements in YTD 2004, as compared to 1 in YTD 2003.

       Consulting revenue in our GPC segment increased 276.7%, to $789,000 in Q3 2004 from $210,000 in Q3 2003, and increased 88.4% to $2.2 million in YTD 2004 from $1.2 million in YTD 2003.  We have seen increased momentum from our redefined GPC segment, and we continue to be cautiously optimistic about the future growth prospects of the GPC segment.

       Software License Fees ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Software License Fees	$5,701	$7,026	$(1,325)	(18.9)%	$16,134	$21,955	$5,821	(26.5)%

       The majority of our software license fees are derived from our GPT business segment.  GPT software license revenue decreased $674,000, or 10.6%, to $5.7 million in Q3 2004 from $6.4 million in Q3 2003.  GPT software license revenue declined $3.7 million, or 18.8%, to $15.9 million in YTD 2004 from $19.6 million in YTD 2003.  The acceptance of our new image exchange product, ExchgLink, by our development partner was directly related to the recognition of approximately $1.9 million, or 32.8%, of the GPT software license fees in Q3 2004, and 11.7% on a YTD basis.  Additionally, $3.4 million, or 21.3%, on a YTD 2004 basis of software license revenue in the GPT business segment was the result of a license sale to a single customer in our Check Image Archive area, which did not require implementation services.  In 2003, the software license revenue was more evenly distributed over our customer base.

       Several new product initiatives were launched during the latter half of fiscal 2003 and continuing into fiscal 2004.  These initiatives include:

•                  ExchgLink:  an application designed to send and receive check images.  This product has been installed at our development partner site, along with an additional beta site.  The majority of the license revenues were recognized in Q3 2004.

•                  Source Capture:  an application that enables customers to capture check images at corporate sites.  License revenues are deferred since the product is not generally available.

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

       The requirements for our software solution to support Check 21 were defined in 2003.  Expanded requirements became visible in the first half of fiscal 2004.  Likewise, the timing of the investment decisions by our bank customers became increasingly visible over the same time period.

       The software revenue derived from our CVE product offering, contained in our RevE business segment, declined to $25,000 in Q3 2004, as compared to $646,000 in Q3 2003 and declined to $217,000 in YTD 2004, as compared to $2.4 million in YTD 2003.  This decline resulted from a lack of sales leadership and capacity.  Two new sales persons were hired in Q3 2004.  In November 2004, the CVE group signed a multi-year contract to provide software, services and maintenance with a customer.  While the impact on fiscal 2004 is expected to be minimal, this contract will positively impact fiscal 2005 and beyond.

       Software Maintenance Fees ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Software Maintenance Fees	$11,491	$11,770	$(279)	(2.4)%	$32,807	$34,764	$(1,957)	(5.6)%

       The majority of our maintenance revenue is derived from our GPT business segment.  Software maintenance fees are invoiced and collected pursuant to annually renewable product and telephone support agreements with our software customers.  The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and revenue is recognized ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  Maintenance contracts usually carry annual maintenance fee escalation clauses generally based on an index, such as the consumer price index.  Increases for maintenance revenue in 2004 due to this escalation were offset by the fact that one major customer gave notice of their intent to not renew their $2.5 million maintenance contract for fiscal 2004.

       Software Implementation Fees ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Software Implementation Fees	$4,622	$4,983	$(361)	(7.2)%	$11,143	$14,385	$(3,242)	(22.5)%

       The majority of our software implementation fees are derived from our GPT business segment.  Within GPT, software implementation fees were $4.4 million in both Q3 2004 and Q3 2003.  YTD 2004, software implementation revenue within GPT declined $2.8 million, or 21.4%, to $10.2 million from $13.0 million in YTD 2003.  This decline reflects the lower volume of both software license and software implementation sales contracts signed in the latter half of 2003 and fiscal 2004.  In Q3 2004, approximately $921,000, or 21.0%, of the GPT software implementation fees were directly related to the acceptance of our new image exchange product, ExchgLink, by our bank development partner.  In the majority of our customer arrangements, installation services are provided to the customer when a license is purchased.

       Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Out-of-Pocket Expense Reimbursements	$813	$1,228	$(415)	(33.8)%	$2,365	$3,367	$(1,002)	(29.8)%

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

Cost of Revenues

Cost of Revenues by Segment ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Revenue Enhancement	$4,139	$4,625	$(486)	(10.5)%	$13,114	$14,136	$(1,022)	(7.2)%
% of revenue	51.8%	58.6%			47.7%	56.0%

Global Payments Technologies	$10,138	$9,995	$143	1.4%	$27,315	$29,400	$(2,085)	(7.1)%
% of revenue	47.4%	44.3%			46.4%	43.5%

Global Payments Consulting	$1,285	$1,560	$(275)	(17.6)%	$3,971	$5,040	$(1,069)	(21.2)%
% of revenue	109.3%	166.0%			110.0%	166.3%

Corporate (Outsourcing) Services	$223	$—	$223	—%	$236	$—	$236	—%
% of revenue	446.0%	—%			393.3%	—%

Total Cost of Revenues	$15,785	$16,180	$(395)	(2.4)%	$44,636	$48,576	$(3,940)	(8.1)%
% of revenue	51.6%	51.5%			49.6%	50.7%

       Costs of revenues in absolute dollars declined in both the RevE and GPC segments and increased in both the GPT and Corporate segments in Q3 2004, as compared to Q3 2003.  Cost of revenues in absolute dollars declined in all three of our major business segments on a YTD basis.  However, direct costs as a percentage of revenues increased within the GPT business segment as declines in software license, software maintenance and software implementation revenue were greater than the cost reductions.

       Within GPT, cost of revenues increased slightly on a quarter-over-quarter basis.  This increase was the result of increased software amortization on the ExchgLink product.  Approximately $380,000 of capitalized software was amortized and matched with the related license revenue.  On a YTD basis, the decline in cost of revenues is mainly attributable to the reduction in direct costs related to services.  These declines represent some personnel reductions, as well as the redeployment of the services staff to Research and Development projects, software maintenance projects and sales support.

       Similarly, within the RevE business segment, the decline in cost of revenues was related to the declines in the direct costs within the CVE software business; however, these declines were partially offset by smaller increases in the cost of consulting revenue.  As with GPT, there have been personnel reductions within the CVE software business, as well as a redeployment of staff to sales support.

       The direct cost reductions within GPC were attributable to personnel reductions within their consulting practices to bring costs in line with expected consulting revenues.

       Cost of Consulting ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Cost of Consulting	$4,555	$4,936	$(381)	(7.7)%	$14,166	$15,193	$(1,027)	(6.8)%
% of consulting revenue	57.4%	77.2%			51.5%	71.2%

       The cost of consulting consists primarily of personnel costs related to our consulting engagements within our RevE and GPC segments.  The majority of the decline in the 2004 periods, as compared to the 2003 periods, is attributed to a $241,000 decrease on a quarterly basis and a $998,000 decrease on a YTD basis within our GPC segment.  Personnel costs, along with contractor costs and travel, have been reduced to bring them in line with expected near-term consulting revenues.

       Cost of Software Licenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Cost of Software Licenses	$2,503	$2,037	$466	22.9%	$5,771	$5,662	$109	1.9%
% of software license revenue	43.9%	29.0%			35.8%	25.8%

The cost of software licenses consists primarily of amortization of capitalized and acquired software costs along with royalties payable to third parties.  The increase in cost of software license fees on a quarter-over-quarter basis is primarily the result of increased capitalized software amortization related to our ExchgLink product.  Approximately $380,000 of additional software amortization was matched with the related revenues in Q3 2004.  On a YTD basis, the increase in capitalized software amortization is partially offset by lower software royalty costs.

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 50% of the associated revenue.  In Q3 2004, we recorded $685,000 of royalty expense compared to $718,000 of royalty expense recorded in Q3 2003.  In YTD 2004, we recorded $1.4 million of royalty expense compared to $1.7 million for the YTD 2003.  Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

       Cost of Software Maintenance ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Cost of Software Maintenance	$3,765	$3,600	$165	4.6%	$10,949	$9,910	$1,039	10.5%
% of software maintenance revenue	32.8%	30.6%			33.4%	28.5%

       Cost of software maintenance consists primarily of personnel and facility costs to provide telephone support, products defect support and other enhancements to our existing products, which are not significant enough to extend the product’s life cycle or substantially increase its marketability. The increase in Q3 2004, compared to Q3 2003, and YTD 2004, as compared to YTD 2003, occurred as a result of increases in both our GPT and RevE business segments.  This increase is personnel related and reflects increased emphasis in supporting and enhancing our current product mix.  This increase was not attributable to additional overall headcount; rather, this cost increase represents a partial redeployment of our technical staff from the software services area to the maintenance area.

       As discussed above, the annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and revenue is recognized ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer the revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  As a result, our cost of software maintenance as a percentage of related maintenance revenue may fluctuate.

       Cost of Software Implementation ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Cost of Software Implementation	$4,002	$4,485	$(483)	(10.8)%	$11,181	$14,398	$3,217	22.3%
% of software implementation revenue	86.6%	90.0%			100.3%	100.1%

       Costs of software implementation consist primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations within our GPT business segment and our RevE segment.  The decline in costs of software implementation, for both the quarterly and YTD periods, is due to a decline in new software license and implementation projects, in both the GPT segment and the RevE segment.  On a quarterly basis, the cost of service implementations declined $263,000 and $321,000 in the GPT and RevE segments, respectively.  On a YTD basis, the cost of service implementations declined $2.3 million and $1.0 million in the GPT and RevE segments, respectively.  These lower costs correspond to the lower volume of active software implementation engagements in 2004, as compared to 2003.

       Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Cost of Out-of-Pocket Expenses	$738	$1,122	$(384)	(34.2)%	$2,333	$3,413	$(1,080)	(31.6)%
% of out-of-pocket expense reimbursements	90.8%	91.4%			98.6%	101.4%

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

Operating Costs and Expenses:

       Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Selling, General and Administrative Expenses	$11,320	$11,797	$(477)	(4.0)%	$35,483	$36,267	$(784)	(2.2)%
% of total revenue	37.0%	37.6%			39.4%	37.8%

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

       We have experienced a decrease in these costs on both a quarterly and YTD basis.  While we have made progress in reducing costs in this area by reducing personnel costs within our general and administrative areas, these reductions have been partially offset by increases in personnel expenses related to selling activities, especially within our GPT segment.  Additionally, we have incurred increased non-personnel related expenses such as insurance costs for our directors and officers, increased employee benefit costs, increased costs related to Carretek LLC, and professional fees associated with our Sarbanes-Oxley compliance.

       Additionally, because of the decline in delinquent accounts receivable balance, we have reduced our allowance for doubtful accounts by $275,000 in Q3 2004 and $667,000 on a YTD basis.

       Research and Development ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Research and Development Expenses	$2,520	$1,876	$644	34.3%	$6,102	$5,522	$580	10.5%
% of total revenue	8.2%	6.0%			6.8%	5.8%

       Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization.  As anticipated in Q3 2004, research and development costs have increased on both a quarterly and YTD basis as a result of increased new product development.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability.

       In accordance with SFAS No. 86, “Accounting for Costs of Computer Equipment to be Sold, Leased or Otherwise Marketed,” we capitalized $593,000 in Q3 2004, as compared to $204,000 in Q3 2003.  On a YTD basis, we have capitalized $2.2 million in 2004, as compared to $204,000 in 2003.  In 2004, $540,000 of our capitalization is related to our first version of ExchgLink, our product offering to send and receive check images.  This product became generally available in Q3 2004.  We have several other development initiatives underway in fiscal 2004 such as the second version of ExchgLink; Express Research, an image-enabled back office application; Source Capture, an application which enables customers to capture check images at corporate sites; our next generation fraud application; an anti-money laundering application; and wire fraud.  Considering these initiatives, we expect the total amount of research and development expense to increase slightly in Q4 2004.

       Software development costs of a product are capitalized from the time technological feasibility is reached until the general release of the product.  We establish technological feasibility either through the process of creating a detailed program design and reviewing the detailed program design for any high risk development issues or the creation of a working model.  Capitalization only occurs if we believe costs capitalized are recoverable through future sales of the software product under development.

       Amortization of Intangible Assets:

       Amortization of intangible assets was $350,000 for Q3 2004 and Q3 2003, and $1.1 million for YTD 2004 and YTD 2003.  The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition in 2001.

       Restructuring and Other Charges:  We recorded various restructuring and other charges and credits, as follows ($ in thousands):

	Workforce Reductions	Credit relating to CheckFlow Suite	Facility Closures	EPG Litigation Settlement	Legal and Professional Fees	Total
YTD 2003:
Quarterly period ended April 30, 2003	$545	$—	$—	$—	$139	$684
Quarterly period ended July 31, 2003	648	—	—	—	130	778
Quarterly period ended October 31, 2003	(251)	—	(119)	—	141	(229)
Total YTD 2003	$942	$—	$(119)	$—	$410	$1,233

YTD 2004:
Quarterly period ended April 30, 2004	308	—	—	1,686	521	2,515
Quarterly period ended July 31, 2004	192	(1,215)	—	14	1,206	197
Quarterly period ended October 31, 2004	246	—	—	—	20	266
Total YTD 2004	$746	$(1,215)	$—	$1,700	$1,747	$2,978

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

Quarter Ended October 31, 2003

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

Quarter Ended April 30, 2004

       We recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees.  During the quarterly period ended April 30, 2004, the Company recorded a charge of $521,000 relating to legal and professional fees relating to our legal actions described in Note 8.  Approximately $462,000 of the $521,000 of legal and professional fees were recorded as selling, general and administrative costs during the quarter ended April 30, 2004 and reclassified to restructuring and other charges in the quarter ended July 31, 2004.

       The Company expensed approximately $1.686 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.

Quarter Ended July 31, 2004

       We recorded $192,000 in restructuring and other charges during the three month period ended July 31, 2004, principally associated with the separation of 8 employees.  During the quarter ended July 31, 2004, we recorded a charge of $36,000 relating to legal and professional fees relating to our shareholder legal actions described in Note 8.

       An additional $14,000 was expensed and the entire $1.7 million EPG settlement was paid to the plaintiff.  Additionally, we recorded a charge for the litigation costs related to this legal action totaling $1.2 million.

       We received a final payment of $455,000 from a customer in the settlement with one of our original CheckFlow Suite customers.  This payment was recorded directly to this reserve.  Concurrently, based on revised cost estimates, we lowered our estimate of the cost to develop and install any additional software, or software modifications, with these customers and reversed approximately $1.2 million of this reserve.

Quarter Ended October 31, 2004

       We recorded $247,000 in restructuring and other charges during the three month period ended October 31, 2004, principally associated with the separation of 6 employees.  During the quarter ended October 31, 2004, we recorded a charge of $20,000 relating to legal and professional fees relating to the Company’s shareholder legal actions described in Note 8.

       The activity related to the accrued merger and restructuring costs during the three and nine months ended October 31, 2004 is as follows (in thousands):

	Workforce Reductions	Charges / Credits relating to CheckFlow Suite	Facility Closures	Other	Total
Balance at January 31, 2004	$500	$1,296	$5	$97	$1,898

Additions to reserve balance:
Severance charges	308	—	—	—	308
Reductions to reserve balances:
Cash paid	(412)	(29)	—	(5)	(446)
Balance at April 30, 2004	396	1,267	5	92	1,760

Additions to reserve balance:
Severance charges	192	—	—	—	192
Cash received from customer	—	455	—	—	455
Reductions to reserve balances:
Cash paid	(495)	(149)	—	(12)	(656)
Change in estimate	—	(1,215)	—	—	(1,215)
Balance at July 31, 2004	93	358	5	80	536

Additions to reserve balance:
Severance charges	247	—	—	—	247
Cash received from customer	—	—	—	46	46
Reductions to reserve balances:
Cash paid	(121)	(91)	—	(23)	(235)
Change in estimate	—	—	—	—	—
Balance at October 31, 2004	$219	$267	$5	$103	$594

       Other Income (Expense):

       Interest Income ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Interest Income	$92	$69	$23	33.3%	$207	$223	$(16)	(7.2)%

       Interest income consists of interest earned on cash and cash equivalents.  The increase quarter-over-quarter is primarily the result of higher cash and cash equivalent balances in Q3 2004, and slightly higher yields on these investments.

       Interest Expense ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Interest Expense	$106	$234	$(128)	(54.7)%	$336	$991	$(655)	(66.1)%

       Interest expense is primarily the result of borrowings under our $30.0 million revolving credit agreement.  Additionally, the amortization of the deferred loan costs are also included in interest expense.  The decline is attributable to less outstanding borrowings under the revolving credit agreement on both a quarterly and YTD basis in 2004, as compared to 2003.

       Other income ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2004	2003	$	%	2004	2003	$	%
Gain on sale of Cash Services Australia Pty. Limited	$—	$—	$—	—	$539	$—	539	—%
Equity in earnings of Cash Services Australia Pty. Limited	—	68	(68)	—	(17)	142	(159)	(112.0)%
Minority share of net loss of Carretek LLC	234	—	234	—	454	—	454	—%
Foreign exchange gains (losses)	43	161	(118)	(73.3% )	(245)	114	(359)	(314.9)%
Other	(2)	(10)	8	80.0%	1	13	(12)	(92.3)%

Total	$275	$219	$56	25.6%	$732	$269	$463	172.1%

       In April 2004, we sold our 25% interest in Cash Services Australia Pty. Limited.  The carrying value of our investment was approximately $383,000 and we received $922,000 in proceeds collected in May 2004.  As a result of this transaction, we recorded a $539,000 gain.

       During Q2 2003, we formed Carretek LLC (“Carretek”), in which the Company owns a 51% interest, to offer financial institutions off-shore centric outsourcing of their business processes.  To date, Carretek has generated minimal revenue and has incurred approximately $926,000 in losses for the nine months ended October 31, 2004.  Accordingly, the 49% share, or $234,000 on a quarterly basis and $454,000 on a YTD basis of the minority interest in this loss was recorded in other income (expense.)

Provision for Income Taxes:

       The Company has established a valuation allowance to reserve its net deferred tax assets at October 31, 2004 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

       The net tax provision was $114,000 and $464,000 for the three and nine months ended October 31, 2004, respectively, and consists of a provision for foreign taxes.  The net tax provision of $146,000 and $372,000 for the three and nine months ended October 31, 2003, respectively, consists of a provision for foreign and state taxes.  No U.S. Federal income tax benefit was recorded at October 31, 2004 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

       In May 2004, the federal tax law changed to allow software license revenue to be deferred for tax purposes similar to the percent-complete revenue recognition model we use for financial statement purposes.  The impact of this change in the tax law increased the amount of the net operating loss carryforwards by $8.6 million and thereby further reduce our effective tax rate at such time as we begin to generate taxable income.

Liquidity and Capital Resources

       Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities.  At October 31, 2004 and January 31, 2004, we had working capital of $11.7 million.  We had $26.8 million in cash and cash equivalents at October 31, 2004, a decrease of $1.8 million from $28.6 million in cash and cash equivalents at January 31, 2004.  At October 31, 2004, we had no long-term debt compared to $6.3 million at January 31, 2004.  We expect that existing cash and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

       Cash used in operating activities was $209,000 in the three months ended October 31, 2004 compared to cash used in operating activities of $4.8 million in the three months ended October 31, 2003.  This improvement is primarily related to reductions in accounts receivable balances.  Cash provided by operating activities was $7.3 million in the nine months ended October 31, 2004, compared to cash provided by operating activities of $9.2 million in the nine months ended October 31, 2003.  Operating cash flows decreased as a result of the EPG litigation settlement of $1.7 million and related legal costs of $1.6 million paid out primarily in the first half of fiscal 2004.

       Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.  The following table contains the quarterly days’ sales outstanding (DSO):

Quarter ended	DSO
October 31, 2004	35
July 31, 2004	46
April 30, 2004	46
January 31, 2004	59
October 31, 2003	56

       Cash used in investing activities during the three months ended October 31, 2004 was $1.9 million compared to $2.0 million during the three months ended October 31, 2003.  Cash used in investing activities during the nine months ended October 31, 2004 was $4.9 million, compared to $2.6 million during the nine months ended October 31, 2003.  In the three and nine months ended October 31, 2004, increased investments in capital expenditures were made especially for a project to replace certain development hardware and software within our technology group in Charlotte, NC.  Additionally, increased software development led to additional software costs being capitalized.  In the three months ended October 31, 2003, an investment was made to purchase an anti-money laundering software product for $1.5 million.

       Financing activities provided cash of $486,000 in the three months ended October 31, 2004, and provided cash of $482,000 in the three months ended October 31, 2003 and consisted of proceeds from stock option exercises and receipts related to the minority interest and shareholder loan associated with Carretek LLC.  The cash used in financing activities in the nine months ended October 31, 2004 was $4.2 million and the cash used in financing activities in the nine months ended October 31, 2003 was $12.5 million.  The cash used during the nine months ended October 31, 2004 was primarily a $6.3 million debt payment, offset by $1.6 million of proceeds from the exercise of stock options and $432,000 received related to the minority interest and shareholder loan associated with Carretek LLC.  The cash used during the nine months ended October 31, 2003 included a $12.5 million debt payment and the $456,000 of deferred loan costs to amend our revolving credit agreement completed in July 2003, along with $384,000 of proceeds from stock option exercises and $98,000 of receipts related to the minority interest and shareholder loan associated with Carretek LLC.

       We are a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  At October 31, 2004, the Company did not have any borrowings outstanding.  At October 31, 2003, we had outstanding borrowings of $12.5 million under the credit agreement.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); or London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA.  Interest payments are due quarterly.  We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded subject to the approval of the banks.  Substantially all of our assets collateralize this revolving credit agreement.  As of October 31, 2004, we are in compliance with the covenants of the revolving credit agreement, as amended.

       The following summarizes our contractual obligations at October 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years
Operating leases	$16,552	$3,715	$6,349	$5,155	$1,333

       We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2004.  However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  There can be no assurance that additional financing would be available on acceptable terms, if at all.  We are presently involved in a number of lawsuits.  While we do not expect any negative outcomes, the final resolutions of the lawsuits are unknown, and could include judgments against us, or settlements that could require additional substantial payments by us.  See Note 8 in our Notes to Condensed Consolidated Unaudited Financial Statements.  The timing of the final resolution of these matters is uncertain.  We believe that a material adverse outcome or outcomes with respect to the lawsuits could have a material adverse effect on our financial results, our business or our management including but not limited to, significantly impacting our liquidity in a negative manner as well as causing covenant violations under our revolving credit agreement, possibly resulting in a default thereunder.  Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and could change our financing needs.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary.  The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

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

       Revenue Recognition

       Our revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires us to provide implementation services that are determined to be essential to other elements of the arrangement, we follow the guidance in SOP 81-1, “Accounting for Performance of Construction — Type and Certain Production — Type Contracts.”

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

       Goodwill and intangibles with indefinite lives are assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.  We performed the initial impairment test of goodwill and intangibles with indefinite lives assets at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142.  The initial impairment analysis did not result in any write-down of capitalized costs.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment.  We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated.  If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.  During the fourth quarter of the year ended January 31, 2004, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment.  Goodwill at October 31, 2004 totaled $20.8 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

       Restructuring and Other Charges

       During fiscal year 2001, we recorded reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings.  Additional reserves were recorded during fiscal 2002, 2003 and the first three quarters of 2004.  These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions.  In Q2 2004, we revised our estimate to complete our remaining costs to develop and install any additional software, or software modifications, with two customers and reversed approximately $1.2 million of our reserve.  Although we do not anticipate any significant changes in the future, the actual costs may differ from these estimates.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  At October 31, 2004, we did not hold any fixed-rate investments.

We had no outstanding borrowings under our revolving credit agreement at October 31, 2004.  As described in Note 4 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate under the revolving credit agreement is variable.

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

       An insignificant portion of our accounts receivable balance at October 31, 2004 was denominated in a foreign currency.  Our exposure to adverse movements in foreign exchange rates is not significant.  Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

       Foreign exchange gains and losses were a $43,000 gain and a $161,000 gain for the three months ended October 31, 2004 and 2003, respectively, and a $245,000 loss and a $114,000 gain for the nine months ended October 31, 2004 and 2003, respectively.

Item 4.  Controls and Procedures

Disclosure Controls

       We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

       Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures.  As of October 31, 2004, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART II:                OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

       Except as noted below, the information contained in Part II, Item 1, Legal Proceedings in our Form 10-Q for the period ended July 31, 2004 and the information contained in Part I, Item 3. Legal Proceedings in our Form 10-K for the period ended January 31, 2004 is hereby incorporated by reference.

       The Company and individual defendants deny the allegations in the complaints referenced in the information incorporated herein by reference and intend to defend themselves vigorously.  It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with such lawsuits.  The ultimate resolution of such lawsuits could have a material adverse effect on our business, results of operations, financial condition and cash flows.

       On September 16, 2004, the Court of Chancery of the State of Delaware in and for New Castle County, by stipulation of all of the parties, dismissed the shareholders’ derivative action brought by Barbara I. Smith for the benefit of Nominal Defendant Carreker Corporation against John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart, Ronald Antinori and Ernst & Young. As a result of this agreed upon dismissal, the derivative claims brought by Barbara I. Smith against the Company and the named current and former officers and directors are to be litigated in Civil Action No. 303CV1211-D in the United States District Court for the Northern District of Texas, Dallas Division, which was reinstated on June 15, 2004, as reported in the Company’s Quarterly report on Form 10-Q for the period ended July 31, 2004.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.          OTHER INFORMATION

       From time to time management provides information regarding our contracted sales, potential sales and our backlog for contracted services, contracted contingent services, contracted licenses and contracted maintenance.  Management also provides our expectations with regard to the realization of revenue from such contracted sales, potential sales and backlog.  These expectations can be influenced by many factors, some of which are beyond our control, and include but are not limited to the following:

•                  Customer buying decisions and implementation timelines and schedules

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

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	December 10, 2004
John D. Carreker, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	December 10, 2004
Lisa K. Peterson
Chief Financial Officer