Form 10-K
period 2005-01-31
CARREKER CORP
filed 2005-04-11
CIK 1057709

Use these links to rapidly review the document
CARREKER CORPORATION Index
Item 8. Financial Statements and Supplementary Data.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24201

CARREKER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1622836 (I.R.S. Employer Identification No.)
4055 Valley View Lane #1000 Dallas, Texas 75244 (Address of principal executive offices)	75244 (Zip Code)

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

        The aggregate market value on July 31, 2004 of the voting and non-voting common equity held by non-affiliates of the registrant was $202,239,992.

        Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of March 31, 2005: 24,859,503

DOCUMENTS INCORPORATED BY REFERENCE

        Selected portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CARREKER CORPORATION

Index

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

Our Business Focus

        For the last 27 years Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers. Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients' customer income streams by aligning their customer interactions and products with customer needs.

        We are organized into three primary operating divisions: Global Payments Technologies ("GPT"), Revenue Enhancement ("RevE") and Global Payments Consulting ("GPC"). These operating divisions are operated in discrete yet synergistic ways to bring value to our clients. In addition we have established a joint venture named Carretek LLC to address the payments outsourcing arena.

Products and Services

        The products and services of our three primary operating divisions are described below in this sequence: Global Payments Technologies ("GPT"), Revenue Enhancement ("RevE") and Global Payments Consulting ("GPC")

        Global Payments Technologies Solutions.    Carreker's technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating revenues and costs and risk management. These functions include presentment of checks in paper and electronic form, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments). Global Payments Technologies ("GPT") solutions address these and other key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. In addition, we offer technology solutions that optimize the inventory management of a bank's cash stock levels and logistical service requirements, including managing how much is needed, when it is needed and where it is needed. Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand while ensuring a high level of customer service through timely replenishment of ATM cash supplies at minimal logistical services cost.

        Specific solutions in the GPT group include:

Solution	Description	Products Offered
Risk Solutions:
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
FraudLink On-Us, FraudLink Deposit, FraudLink Deposit—Branch Access Option, Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink ACHeCK, FraudLink PC, CORE Workflow Manager, CORE AML Filter, eFraudLink.com, Fraud Solutions Consulting
Payment Solutions:
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
Check Image Archive Management
	Comprehensive array of check image archive management products that may be tailored to a bank's unique requirements based on their operational environments and volumes. Carreker offers archive technology for both in-house solutions and shared outsource providers.	Check Image Archive-AIX, Check Image Archive-MVS, Check Image Archive Load
Other Check Image Applications	An array of solutions that address revenue enhancement, risk reduction, and expense reduction issues through the application of image, workflow and RECO technologies.	Image Statements, CDRom Delivery, Input/Express, Express Capture, Payee Name Verification, and Amount Encoding Verification
Global Tracking
	A complete bar code tracking system eliminates manual log sheets, automates data gathering and maximizes workflow by tracking accountable mail, branch bags, item volumes, currency bags, incoming domestic and international deposits, outgoing cash letters, exceptions and much more.	Receive Sentry
eMetrics	Performance-measurement software suite that uses historical data to generate key performance indicators, item processing volume data, productivity statistics and quality control benchmarks.	Lumen, ProModel, eiMICR, eiStats, eiQuality, eiPerform

Electronic Check Presentment and Image Exchange
	Enables banks to transition from paper-based to electronic payment systems by automating key elements of the processing stream, creation of image replacement documents ("IRD") as well as improving a bank's yield from float management. Aided by Check 21 legislation, these solutions are designed to reduce and eventually eliminate the movement of paper payments through the system, improving productivity, reducing errors, increasing customer satisfaction and reducing fraud.	ExchgLink, IRD Create, IRD Author, CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Manager and Cnotes
Cash & Cash Logistic Solutions:
ATM Solutions
	Advanced ATM monitoring and management, improving ATM availability and ensuring service levels are met. These solutions include an automated ATM monitoring and dispatching system for maximizing network availability; and a real-time Internet-based system for efficient handling of ATM service requests and responses.	eiManager, eiGateway
Cash Solutions
	A product suite, now optimized through Web-based software solutions, that dramatically reduces the amount of cash banks, financial institutions and companies need to hold as cash-on-hand throughout vault, branch and ATM networks. These solutions also enable automation and standardization of the cash ordering process and optimization of transportation. Consulting solutions can drive further efficiency and automation in vault, branch and ATM operations.	iCom, ReserveLink, ReserveLink Plus, Cash Supply Chain Consulting

        Revenue Enhancement.    The Revenue Enhancement division includes two business units: RevE and Customer Value Enhancement ("CVE"), formerly known as EnAct. RevE is a highly specialized division that provides consulting services focused on tactical methods of increasing banks' fee income. The scope and depth of this practice has expanded throughout its 14 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

        Another component of our Revenue Enhancement offering is our CVE solutions that includes EnAct software, proprietary sales management methodologies and sales training programs. Our CVE solutions assist financial institutions in leveraging central intelligence with local insight. This enables our clients to recognize those customers and prospects representing the greatest value or potential. Our approach is unique and complementary to many CRM investments that banks have made in recent years and is designed to focus their activities such that they can actually attain increased returns on these CRM investments.

        Global Payments Consulting.    Our Global Payments Consulting (GPC) division helps financial institutions proactively plan, prepare and optimize for the regulatory, competitive and technological impacts affecting the financial payments environment. The division provides strategic planning and implementation advisory services for financial institutions and other clients. These planning and implementation services include:

  •
  Enterprise payment strategy

  •
  Payment research services

  •
  Predictive financial and operational modeling of the implications of payment trends and strategies

  •
  Image-enabled payment infrastructure planning

  •
  Transportation, float and funds availability optimization

  •
  Consolidation and merger/integration planning

  •
  Program Management

  •
  Enterprise Risk

        The GPC division also contains the license, maintenance and services revenue of our Float Management software products—Float Analysis System and Float Management System—for managing a bank's float through float analysis and pricing to improve profitability, reporting, workflow and check clearing operations. These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships.

        Outsourcing.    Carretek LLC is a transformational business outsourcer for payment and transaction processing jointly owned by Carreker Corporation (51%) and Majesco Software Inc. (49%), the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations. Carretek was formed in fiscal 2003. While the venture has signed its first contract, it is still in the developmental phase and its results are contained in the Corporate-Unallocated business segment.

        Carretek's mission is to enable financial institutions and their processors to realize the benefits of transformational offshore-centric outsourcing ("offshoring") of their business processes. The benefits to clients could include reduction in operating costs, improvements in productivity, and enhancement of quality.

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

        Comprehensive Delivery Model.    We deliver our software and consulting solutions in a variety of delivery models to meet our clients' specific needs. These delivery methods include traditional software licensing and associated consulting, third party web-hosting and licensing software for use by multiple banks in a shared operating environment. Our ability to deliver products and services in a variety of methods allows us to provide solutions to a wider range of clients.

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

Our Market

        Carreker's direct market is the financial services industry. Within that huge sector, we focus mainly on large banks and mainly in the U.S. However our market also includes:

  •
  Non-banks, mainly in the form of companies that provide processing and related services to banks

  •
  Banks below $5 billion in assets, especially for certain products as detailed previously in the Products and Services section

  •
  Banks in other countries, especially where English is the first language, although that is less a factor over time

  •
  Customers of banks that will increasingly use our technology as it is imbedded in the banks' customer offerings

        At present, we serve all of the top 20 banks in the U.S., plus 75 of the next 100 banks, and many smaller banks. We also serve the six largest financial institutions in Canada, the four largest in the UK, the two largest in Ireland, the five largest in Australia and New Zealand, and three of the four largest in South Africa. We have a smaller presence in other European and Latin American countries.

        Most of the major bank processing companies are our clients, and we have alliance and/or reseller relationships with many of them to maximize distribution of our products and services.

        Banks are expected to continue spending heavily on Information Technology ("IT") this year. TowerGroup and Celent both forecast approximately a four percent increase. According to Celent, "Areas such as security, payments, multi-channel integration, and branch automation will be highlighted in 2005, as banks push towards increasing strategic investments in new technology."

        Significant new regulatory, competitive, technological, human capital and behavioral forces are acting on the payments industry now in ways that seem likely to impact virtually all participants in this market space. The forces include the following:

        Regulatory Change.    There are a number of legislative and regulatory changes impacting the form, structure, process and controls around paper, electronic and currency-based financial payments. We believe financial institutions around the world will need to invest in the understanding, planning and implementation activities related to these changes. Three of the more important areas of legislative/regulatory changes to note are as follows:

  •
  Check Clearing for the 21st Century Act, more commonly referred to as Check 21—This piece of U.S. legislation was signed into law October 28, 2003 and came into effect in October of 2004. This legislation provides an important new impetus to the practice of exchanging check ‘images,‘ in lieu of actual checks. We believe the effect of this legislation will be potentially to increase market demand for our check imaging, substitute checks, electronic check presentment, and image back office products and we are actively positioning those products accordingly.

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

  •
  New Basel Capital Accord (also known as Basel II)—The Basel Accord is intended to be available for implementation in member countries by the end of 2006 with full implementation by January 2008. The goal of these revisions is to put a new capital adequacy framework in place for banks around the globe along two important dimensions. First, by developing capital regulations that encompass minimum capital requirements, supervisory review and market discipline. Second, by increasing substantially the risk sensitivity of the minimum capital requirements and by modifying the definition of risk-weighted assets to change the treatment of credit risk and to introduce explicit treatment of operational risk. These changes will stipulate significant new capital and operational risk management requirements for banks. Whether in terms of new redundancy requirements for payments infrastructure or new business continuity practices for banks, we believe additional opportunities to leverage our technology and our operations consulting expertise may result from banks' efforts to achieve compliance.

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

        Convergence of Payment Vehicles.    We believe that the front-end and the back-end of the presentment, processing and settlement aspects of the paper and electronic payment types will converge driven by customer demand and delivery efficiency. Although we believe the total number of payment transactions will increase for the foreseeable future, we believe paper-based payments will decline in number with the increase in electronic payments more than offsetting this decline. We believe over time the systems and operations infrastructure for payments, which is in silos today by payment type, will tend to converge and result in next generation payment technologies that will need to be developed. These technologies will be more real-time than traditional batch technologies. Straight through processing service offerings will be specifically tailored to communities of interest (e.g. casinos, healthcare or small retail) and payment related information services (e.g. loyalty programs and cross-sell programs) will be developed.

        Mergers and Consolidations.    Mergers and consolidations of financial institutions have been on the rise in the US recently. We believe these mergers will result in significant investments in business, system and operations integration for long-term shareholder value. We believe consulting and software solutions supporting the integration activities of the surviving financial institutions will be important offerings in the future.

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

Customers

        A majority of our revenues are generated from contracts with banks maintaining assets in excess of $5.0 billion. We currently provide services or products to each of the 20 largest banks in the United States, as measured by total assets by Sheshunoff Information Services. Our five largest customers accounted for approximately 31%, 28% and 34% of total revenues during the fiscal years ended January 31, 2005, 2004 and 2003, respectively. Wells Fargo accounted for approximately 14% of total revenues during the year ended January 31, 2005. No single customer accounted for more than 10% of total revenues during the year ended January 31, 2004. U.S. Bank, N.A. accounted for approximately 10% of total revenues during the year ended January 31, 2003. Please see Note 11 of our Notes to Consolidated Financial Statements for information about our non-U.S. customers.

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

        We frequently receive customer requests for new services and/or software. We strive to develop solutions in response to these requests and historically have been able to partner with our customers and share some or all of the development costs. In addition to customer-funded solutions development, we have invested significant amounts in solutions development, including expenditures (inclusive of amounts capitalized) of $11.2 million, $8.5 million, and $11.4 million for research and development in the years ended January 31, 2005, 2004 and 2003, respectively. Further, some of our key product introductions have resulted from the adaptation of products developed for customers to address a wider market. In exchange for either a one-time payment and/or on-going royalties, we are often able to obtain the right to develop, enhance and market these modified products.

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

        Many of our newer products operate on Windows or Unix platforms, support industry-standard Web browsers such as Microsoft Internet Explorer and AOL Netscape, and databases such as Oracle, DB2, or SQL, and can be delivered as an Application Service Provider ("ASP") or standard packaged product.

        We continue to enhance our second-generation computer systems, which are primarily IBM mainframe-based or client server applications, and use common computer tools to integrate the data from these computer programs into our new products.

Sales and Marketing

        We have developed strong relationships with many senior bank executives as a result of our delivery of solutions to many of the largest banks in the United States for over 27 years. As of January 31, 2005, we had 14 Account Relationship Managers, who are responsible for managing our day-to-day relationships with our customers. 13 are responsible for North American bank relationships, and 1 is responsible for the International bank relationships. Our Account Relationship Managers' responsibilities include identifying customers' needs and assisting our business unit teams in presenting their solutions and concluding sales. Our Account Relationship Managers work closely with our executive officers, some of whom serve as Executive Relationship Managers to our customers. We also employ applicable business segment sales and technical sales support staff, who are familiar with our technology and who participate in opportunities to sell technology-based solutions.

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

        As of January 31, 2005, we employed a marketing staff of 8 individuals, including graphics designers, writers, administrative coordinators and a Web master.

Competition

        We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer products and services competitive with those we offer. In our consulting and revenue enhancement businesses our clients retain us on a non-exclusive basis. In addition, a client may choose to use its own resources rather than engage us for these consulting services. Our competitors in the consulting business space include strategic consulting firms and full-service consulting services, as well as niche consulting providers. Increasingly, the global information technology service firms are offering a full range of consulting services. Further, the niche financial institution processing companies are increasingly creating and offering consulting services as an additional value-added service to their IT processing offerings. In the Revenue Enhancement business our competitors are almost exclusively niche providers that are typically small and medium-sized private organizations. However, we also face competition from bank internal revenue enhancement departments. In our Carretek business line, we primarily compete against large global outsourcing providers and our customers' internally built and operated alternatives.

        In our global payments technology business segment, our competitors are generally the global information technology service firms and the smaller niche application providers. In each of our major software product suites a range of competitors exists. The global IT services firms compete in some of our software product suites. At the same time, differing groups of application and niche application competitors focus on one or more of our other product suites. Some of these competitors have significantly greater financial, technical, marketing and other resources than we do.

        In addition to competing with a variety of third parties, we experience competition from our customers and potential customers when they develop, implement and maintain their own services and applications. In addition, customers or potential customers could enter into strategic relationships with one or more of our competitors to develop, market and sell competing services or products.

Government Regulation

        Our primary customers are banks. Although the services we currently offer have not been subject to any material industry-specific government regulation, the banking industry is heavily regulated. Our products and services must allow our banking customers to comply with all applicable regulations, and as a result, we must understand the intricacies and application of many government regulations. The regulations most applicable to our provision of solutions to banks include regulations governing information and data security of customer accounts, establishing minimum reserve requirements, governing funds availability and the collection and return of checks, and establishing rights, liabilities and responsibilities of parties in electronic funds transfers. For example, some of our consulting services assist banks with minimizing their reserves while complying with requirements of the Board of Governors of the Federal Reserve System ("Federal Reserve"). In addition, the expedited availability and check return requirements imposed by funds availability regulations have increased fraud opportunities dramatically, and our Global Payments Technologies products and services address this concern while complying with such regulations.

        While we are not directly subject to federal or state regulations specifically applicable to financial institutions, such as banks, thrifts and credit unions, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, and various state regulatory authorities typically assert the right to observe the operations of companies to which certain functions of financial institutions (such as data processing) are outsourced. These regulators may from time to time also claim the right to observe the operations of companies like us that provide software to financial institutions. In addition, financial institutions with whom we do business may from time to time require, by contract or otherwise, that evaluations of our internal controls be performed by independent auditors or by the financial institutions themselves.

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

Employees

        As of January 31, 2005, we had 541 employees. Of these employees, 106 provided consulting services, 212 provided technology and implementation functions, 114 performed sales and marketing, product management, customer relations and business development functions and 109 persons performed corporate, finance and administrative functions. We have no unionized employees, and we believe that our employee relations are good.

Executive Officers of the Company

        The following table sets forth information regarding the Company's current executive officers.

Name	Age	Position
John D. Carreker, Jr.	62	Chairman of the Board, President, Chief Executive Officer and Director
Lisa K. Peterson	47	Executive Vice President, Treasurer and Chief Financial Officer
John D. Carreker III	41	Executive Vice President and President, Global Payments Technologies
Michael J. Inman	37	Executive Vice President, Relationship Management
Suzette L. Massie	37	Executive Vice President and President, Global Payments Consulting
Robert M. Olson, Jr.	49	Executive Vice President and President and CEO, Carretek LLC
Blake A. Williams	43	Executive Vice President and President, Revenue Enhancement
Tod V. Mongan	54	Senior Vice President, General Counsel and Secretary

        John D. Carreker, Jr.    has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's formation in 1978. John D. Carreker, Jr. and James D. Carreker, a director of the company, are brothers. John D. Carreker III is the son of John D. Carreker, Jr.

        Lisa K. Peterson has served as Executive Vice President, Treasurer and Chief Financial Officer since October 2003. From August 1999 to February 2003, Ms. Peterson served as Chief Financial and Administrative Officer for Monarch Dental Corporation, a dental group practice management company. Prior to that time, Ms. Peterson served as Chief Financial Officer for Viacom Retail Stores, Inc., a start-up division of Viacom, Inc. For the six years prior to that time, Ms. Peterson worked for Pearle Vision, Inc. in various capacities culminating in the position of Vice President and Controller.

        John D. Carreker III has served as Executive Vice President and President, Global Payments Technologies since November 2002. Since June 1991, Mr. Carreker has served in various management positions with the Company. John D. Carreker III is the son of John D. Carreker, Jr. and the nephew of James D. Carreker.

        Michael J. Inman has served as Executive Vice President of Relationship Management since September 2002 and as a corporate officer since December 2004. Mr. Inman has been with the Company for ten years in various management and consulting roles.

        Suzette L. Massie has served as Executive Vice President and President, Global Payments Consulting since December 2004. For the last five years, Ms. Massie was a partner with Accenture, a global management consulting company in the Financial Services practice focusing on Top 20 Banks in the U.S.

        Robert M. Olson, Jr.    has served as Executive Vice President since July 1998 and as President and CEO of Carretek since October 2004.

        Blake A. Williams has served as Executive Vice President and President, Revenue Enhancement since November 2002. Mr. Williams has been with the Company for 14 years in various management and consulting roles.

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

Forward Looking Statements and Risk Factors

Forward Looking Statements

        Statements in this Report and the Annual Report to the Stockholders that are not purely historical facts including statements about our expected future financial position, sales, results of operations, cash flows or backlog as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "designated," "on track," "comfortable with," "optimistic" and other similar expressions, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this Report. Readers are cautioned not to place undue reliance on forward looking statements, for no assurances can be given with respect to any forward looking statements. In addition to the other information in this Report, the following factors, which may affect our current position and future prospects, should be considered carefully in evaluating us and an investment in our common stock.

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

Various factors, some beyond our control, could cause fluctuations in our operating results.

        We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. Such fluctuations may be caused by many factors, including but not limited to the timing of contract execution and revenue recognition and our mix of revenues derived from consulting and management service fees on the one hand, and software-related fees on the other.

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

  •
  develop leading technology;

  •
  respond to technological advances and emerging industry standards on a timely and cost-effective basis; and

  •
  leverage existing customer relationships and the content knowledge we have developed as a by-product of our current legacy position to formulate and influence thought leadership in the Payments business.

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

        Our BPO business model gives rise to numerous risks, particularly risks related to our dependence on third party providers operating in distant geographic regions and those associated with entering a new market with competitors who may have significantly more resources than we do. The success of our BPO model partially depends on the performance of our offshore third party service provider partner's parent company with whom we have contracted to provide BPO services to our clients. In addition, we have to compete on the basis of a number of factors including the attractiveness and breadth of the business strategy and services that we offer, pricing, technological innovation, quality of service, ability to invest in or acquire assets of potential customers, and our scale in certain industries or geographic regions. Because some of these factors are outside of our control and because many of our competitors may have greater financial resources, larger customer bases, and larger technical, sales and marketing resources, we cannot be sure that we will compete successfully against them in the future. If we fail to compete successfully against our competitors with respect to these or other factors, our BPO business, financial condition, and results of operations could be materially and adversely affected.

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

A small number of customers accounts for a substantial portion of our business, so the loss of any one of them could have an adverse impact on our business and financial condition.

        Our five largest customers accounted for approximately 31%, 28% and 34% of total revenues during the fiscal years ended January 31, 2005, 2004 and 2003, respectively. Our significant customers have changed from period to period. However, a significant portion of our current revenues is derived from customers who were major customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers. There can be no assurance that we will be successful in maintaining our existing customer relationships or in securing additional customers, and there can be no assurance that we can retain or increase the volume of business that we do with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers. Any failure by us to retain one or more of our large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers could have a material adverse effect on our business, financial condition and results of operations.

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

        As a result of our suite of solutions that address critical functions of bank operations, we are exposed to possible liability claims from banks and their customers. Although we attempt to mitigate liability in our contracts and have not experienced any material liability claims to date, there can be no assurance that we will not become subject to such claims in the future. A liability claim against us could have a material adverse effect on our business, financial condition and results of operations.

        In addition solutions at times in the past have been, and in the future may be, incompatible with the operating environments of our customers or inappropriate to address their needs, resulting in additional costs being incurred by us in rendering services to our customers. Further, like other software products, our software occasionally has contained undetected errors, or "bugs," which become apparent through use of the software. Because our new or enhanced software initially is installed at a limited number of sites and operated by a limited number of users, such errors and/or incompatibilities may not be detected for a number of months after delivery of the software. The foregoing errors in the past have resulted in the deployment of our personnel and funds to cure errors, occasionally resulting in cost overruns and delays in solutions development and enhancement. Moreover, solutions with substantial errors could be rejected by or result in damages to customers, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that errors or defects will not be discovered in the future, potentially causing delays in solution implementation or requiring design modifications that could adversely affect our business, financial condition and results of operations. It is also possible that errors or defects in our solutions could give rise to liability claims against us.

Information and data security requirements placed upon us by our customers necessitates investment and improvement in our information technology infrastructure and processes and a failure to adequately protect such information could adversely affect our business.

        Our business requires the storage and transmission of sensitive business information of our customers. Significant capital and investment in other resources is required to protect against the threat of security breaches or computer viruses, or to alleviate problems caused by breaches or viruses. To the extent that our activities or the activities of our customers require the storage and transmission of confidential information, such as banking records or credit information, security breaches and viruses could expose us to claims, litigation or other possible liabilities. Our inability to prevent security breaches or computer viruses could also cause our customers to lose confidence in our solutions and terminate their relationships with us.

We face risks in connection with the expansion of our international operations, which could have a negative impact on our business, financial condition and results of operations.

        We provide solutions to banks outside the United States, and a key component of our growth strategy is to broaden our international operations. In addition, our provision of business process outsourcing involves a significant offshore component. Our international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, fluctuations in exchange rates and devaluations of foreign currencies, export license requirements, restrictions on the export of critical technology, difficulties in staffing international projects, longer accounts receivable cycles and difficulties in collecting payments.

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

        Our primary customers are banks. Although the solutions that we currently offer have not been subject to any material, specific government regulation, the banking industry is regulated heavily, and we expect that such regulation will affect the relative demand for our solutions. While we are not directly subject to federal or state regulations specifically applicable to financial institutions, such as banks, thrifts and credit unions, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, and various state regulatory authorities typically assert the right to observe the operations of companies to which certain functions of financial institutions (such as data processing) are outsourced. These regulators may from time to time also claim the right to observe the operations of companies like us that provide software to financial institutions. In addition, financial institutions with whom we do business may from time to time require, by contract or otherwise, that evaluations of our internal controls be performed by independent auditors or by the financial institutions themselves.

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

        Historically there has been significant volatility in the market price of our common stock, as well as in the market price of securities of many companies in the technology sector.

        We believe that factors such as quarterly fluctuations in financial results or announcements by us, our competitors, banks and other bank industry participants could cause the market price of our common stock to fluctuate substantially. Other factors which may have a significant impact on the market price of our common stock include, but are not limited to; changes in earnings estimates or recommendations by securities analysts and the outcome of the securities litigation (see "Item 3. Legal Proceedings.)

        In addition, the stock market may experience extreme price and volume fluctuations that often are unrelated to the operating performance of specific companies. Market fluctuations or perceptions regarding the banking industry and general economic or political conditions may adversely affect the market price of the common stock.

Our intangible assets could become impaired and adversely affect our future results of operations and financial position.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. There can be no assurance that such tests will not result in a determination that these assets have been impaired. If at any time it is determined that an impairment has occurred, we will be required to reflect the impaired value as a charge resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in the net asset value of the Company. The Company recorded a goodwill impairment charge of $46.0 million in the quarterly period ended January 31, 2003. The fair values used in this evaluation were estimated based upon the consideration of a number of fair value estimation techniques including a discounted cash flow analysis and consideration of the market price of the Company's stock. Goodwill that remains recorded at January 31, 2005 was $20.8 million. Declines in market conditions, increases in interest rates and changes in projections with respect to the Global Payments Technologies reporting unit in which goodwill is allocated could result in additional impairment charges in the future.

        In addition to the Goodwill discussed above, we have other intangible assets which are currently being amortized. These intangible assets are as follows:

  •
  Capitalized Software—We capitalize the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86"). Capitalized software that is recorded at January 31, 2005 was $3.2 million.

  •
  Acquired Developed Technology—Acquired developed technology includes purchased technology intangible assets associated with acquisitions. These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition. The acquired developed technology that is recorded at January 31, 2005 was $9.9 million.

  •
  Customer Relationships—Customer relationships includes an intangible asset with a definite useful life. The customer relationship intangible that is recorded at January 31, 2005 was $3.3 million.

        Declines in both current and projected demand for our software product offerings could result in impairment charges in the future.

The ultimate realization of revenue from contracted sales, potential sales and backlog cannot always be predicted with a high degree of accuracy.

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

  •
  Our ability to develop new technologies and services in a timely manner

  •
  Customer acceptance of our new technologies or services

  •
  Receipt of cash payment

Changes in the Accounting Treatment of Stock Options and Other Share-Based Compensation Could Adversely Affect Our Results of Operations.

        We currently account for share-based payments to employees (which include stock options) using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees" and, as such, generally recognize no compensation cost for employee stock options. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments," ("SFAS 123(R)"). SFAS 123(R) requires companies to adopt the fair-value methodology of valuing stock options and other share-based compensation and recognize that valuation in the financial statements from the date of grant. Adoption is required for all interim and annual periods beginning after June 15, 2005. This change in accounting treatment of employee stock options will likely have a material and adverse effect on our results of operations, as the share-based compensation expense will be charged directly against our earnings. Furthermore, adoption of SFAS 123(R) will require us to make certain assumptions and judgments in the valuation of stock options that we may grant in the future. A change in any of those assumptions or judgments could change the compensation expense that is charged against our earnings and, consequently, adversely affect our results of operations.

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

Item 2. Properties.

        Our principal executive office is a leased facility with approximately 72,433 square feet of space in Dallas, Texas. The lease agreement for this space expires on May 31, 2010. We also lease approximately 22,491 square feet in Memphis, Tennessee pursuant to a lease agreement which expires August 31, 2010; approximately 40,307 square feet in Charlotte, North Carolina pursuant to a lease agreement which expires December 31, 2008 and 4,111 square feet in London, England pursuant to a lease agreement which expires September 30, 2006. We believe that our facilities are well maintained and in good operating condition and are adequate for our present and anticipated levels of operations.

Item 3. Legal Proceedings.

        On June 15, 2004, by mutual agreement between the parties, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders' derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles ("GAAP"), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (the form of, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

        On June 2, 2003, in the District Court, Dallas County, Texas, Walter Evans brought a shareholders' derivative action, for the benefit of Nominal Defendant Carreker Corporation against James D. Carreker, John D. Carreker, Jr., James R. Erwin, James L. Fischer, Michael D. Hansen, Donald L. House, Richard R. Lee, Jr., David K. Sias, Ronald J. Steinhart, and Ernst & Young, LLP and Carreker Corporation, Nominal Defendant (Cause No. 0305505). The complaint alleges that the director defendants breached their fiduciary duty to the company. In addition the complaint makes certain allegations against the Company's independent auditors Ernst & Young LLP. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the director defendants.

        On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits against the Company, John D. Carreker Jr. and Terry L. Gage into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. Also, on March 3, 2003, Claude Alton Coulter filed a purported class action lawsuit (Civil Action No. 503-CV-5-Q) against the Company, John D. Carreker Jr. and Terry L. Gage in the United States District Court for the Eastern District of Texas, Texarkana Division. These complaints, filed on behalf of purchasers of the Company's common stock between May 20, 1998 and December 10, 2002, inclusive, allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. These complaints also allege, among other things, that defendants artificially inflated the value of the Company's stock by knowingly or recklessly misrepresenting the Company's financial results during the purported class period. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 22, 2005, the Court dismissed claims by purchasers of the Company's common stock prior to July 30, 1999.

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

Item 4. Submission of Matters to A Vote of Security Holders.

        No matter was submitted to a vote of our stockholders during the quarterly period ended January 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Common Stock has traded on the NASDAQ National Market under the symbol "CANI" since May 20, 1998, the date of our initial public offering. At March 31, 2005, there were approximately 413 record holders of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low closing prices for the Common Stock, as reported by the NASDAQ National Market.

	High	Low
Quarterly Period Ending
January 31, 2005	$8.88	$7.40	(1)
October 31, 2004	10.56	7.28
July 31, 2004	10.20	6.49
April 30, 2004	15.01	7.28
January 31, 2004	16.76	9.36
October 31, 2003	10.25	4.30
July 31, 2003	5.50	3.75
April 30, 2003	3.76	2.01

(1)
On March 31, 2005 the closing price for our Common Stock was $5.61 per share.

        We have not paid a cash dividend on shares of our common stock since our incorporation. We currently intend to retain our earnings in the future to support operations and finance our growth and, therefore, do not intend to pay cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law. However, our revolving credit agreement, which is described in Note 4 of our Notes to Consolidated Financial Statements, currently prohibits the payment of any cash dividends without approval from the banks from which the revolving credit agreement was entered into.

        Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about our equity compensation plans.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

        The following consolidated statements of operations data for each of the three years in the period ended January 31, 2005 and the consolidated balance sheet data as of January 31, 2005 and 2004 have been derived from our audited consolidated financial statements which are included elsewhere in this Report. The consolidated balance sheet data as of January 31, 2003, 2002, and 2001, and the consolidated statement of operations data for the years ended January 31, 2002 and 2001, have been derived from our audited consolidated financial statements not included in this Report. The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

	YEAR ENDED JANUARY 31,
Consolidated Statements of Operations Data:	2005	2004	2003	2002(1)	2001
	(in thousands, except per share data)
Revenues:
Consulting fees	$37,193	$34,064	$39,204	$42,342	$71,715
Software license fees	20,429	27,365	37,946	25,153	17,765
Software maintenance fees	43,293	45,122	41,858	25,908	11,223
Software implementation fees	14,799	18,103	24,310	20,723	9,245
Outsourcing service fees	139	—	—	—	—
Out-of-pocket expense reimbursements	3,038	4,254	6,458	9,611	11,265

Total revenues	118,891	128,908	149,776	123,737	121,213
Cost of revenues:
Consulting fees	18,989	20,470	25,067	34,322	38,197
Software license fees	7,960	8,020	7,701	6,510	5,215
Write-off of capitalized software costs and prepaid software royalties(2)	—	—	954	15,031	—
Software maintenance fees	14,771	13,420	10,773	8,311	2,811
Software implementation fees	14,747	17,901	19,496	15,328	5,498
Outsourcing service fees	616	—	—	—	—
Out-of-pocket expenses	3,087	4,335	7,248	10,899	11,494

Total cost of revenues	60,170	64,146	71,239	90,401	63,215

Gross profit	58,721	64,762	78,537	33,336	57,998
Operating costs and expenses:
Selling, general and administrative	46,524	49,733	50,326	50,112	31,743
Research and development	8,644	7,471	11,307	10,843	6,055
Amortization of customer relationships and goodwill	1,400	1,400	1,400	4,339	—
Goodwill impairment(4)	—	—	46,000	—	—
Restructuring and other charges(5)	3,682	1,901	2,945	22,464	—

Total operating costs and expenses	60,250	60,505	111,978	87,758	37,798

Income (loss) from operations	(1,529)	4,257	(33,441)	(54,422)	20,200
Other income (expense):
Interest income	306	266	414	1,564	1,954
Interest expense	(442)	(1,218)	(2,583)	(2,216)	(97)
Other income (expense)	1,037	601	505	(144)	(135)

Total other income (expense), net	901	(351)	(1,664)	(796)	1,722

Income (loss) before provision (benefit) for income taxes	(628)	3,906	(35,105)	(55,218)	21,922
Provision (benefit) for income taxes(3)	568	200	(1,475)	(1,842)	8,330

Net income (loss)	$(1,196)	$3,706	$(33,630)	$(53,376)	$13,592

Basic earnings (loss) per share	$(0.05)	$0.16	$(1.45)	$(2.44)	$0.70

Diluted earnings (loss) per share	$(0.05)	$0.15	$(1.45)	$(2.44)	$0.67

Shares used in computing basic earnings (loss) per share	24,295	23,736	23,198	21,853	19,305

Shares used in computing diluted earnings (loss) per share	24,295	24,384	23,198	21,853	20,429

	JANUARY 31,
	2005	2004	2003	2002(1)	2001
	(in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$34,516	$28,605	$26,986	$25,674	$78,505
Working capital	12,598	11,939	17,432	4,130	107,935
Total assets(4)	93,019	104,530	110,108	184,899	142,646
Long-term debt	—	6,250	25,000	44,000	—
Total stockholders' equity	57,362	56,318	48,598	70,628	121,238

(1)
On June 6, 2001, we completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"). The operating results of Check Solutions are included in our results of operations from the date of acquisition.

(2)
These costs are summarized below (in thousands):

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

(3)
The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. In fiscal 2004, the majority of our tax provision consisted of foreign taxes incurred that could not be offset with U.S. tax benefits. Our effective income tax rate was 5.1% in fiscal 2003, 4.2% in fiscal 2002, 3.3% in fiscal 2001 and 38.0% in fiscal 2000. The lower tax rate in fiscal 2003 was primarily due to net operating loss carryforwards offsetting the taxable income generated. The lower tax rate in fiscal 2002 and 2001 was due to losses we incurred from which we have not yet obtained a tax benefit.

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

  At January 31, 2005, we had available net operating loss carryforwards of approximately $33.1 million, which begin to expire in 2022.

(4)
During the fourth quarter of the year ended January 31, 2003, the Company performed its annual evaluation for goodwill impairment resulting in a charge of $46.0 million. The impairment charge was recorded to the Global Payments Technologies ("GPT") segment as all of the Company's goodwill has been assigned to the GPT segment.

(5)
A complete description of the Restructuring and other charges for the years ended January 31, 2005, 2004 and 2003 is contained within Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. The Restructuring and other charges for the year ended January 31, 2002, related to our acquisition of Check Solutions, can be summarized as follows (in thousands):

Workforce reductions	$5,408
Charges relating to the discontinuance of our CheckFlow suite	14,018
In-process research and development	2,300
Facility closures	440
Other	298

Total	$22,464

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

        Our fiscal year ends on January 31. References contained in this Report to a given fiscal year refer to the twelve-month period ended January 31 of the succeeding year. For example, our fiscal year ended January 31, 2005 is referred to in this Report as "fiscal 2004."

Overview

        For the last 27 years Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers. Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients' customer income streams by aligning their customer interactions and products with customer needs.

        We are organized into three primary operating divisions: Global Payments Technologies ("GPT"), Revenue Enhancement ("RevE") and Global Payments Consulting ("GPC"). These operating divisions are operated in discrete yet synergistic ways to bring value to our clients. In addition we have established a joint venture named Carretek LLC to address the payments outsourcing arena.

        Global Payments Technologies.    This division is responsible for design, development, sales, and support of our technology solutions. Revenue is primarily derived from license fees, implementation fees and maintenance fees.

        Revenue Enhancement.    This highly specialized practice group provides consulting and software solutions focused on increasing clients' revenue streams. Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, acquisitions and profitability. A majority of the revenue generated by this division is through benefit-sharing agreements with our customers, recorded as consulting revenue along with license fees, maintenance fees and implementation fees from our CVE software offering.

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

        In addition to these three divisions, in fiscal 2003 we formed Carretek LLC. Carretek is a transformational business outsourcer for payment and transaction processing jointly owned by Carreker Corporation and Majesco Software, Inc., the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.

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

        Operating Expenses.    Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses. Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses. Additionally in fiscal 2004, the settlement of the EPG legal action along with associated legal fees was recorded on the Restructuring and Other Charges financial statement caption on the Consolidated Statement of Operations.

        Liquidity and Cash Flows.    Cash and cash equivalents at January 31, 2005 and 2004 totaled $34.5 million and $28.6 million, respectively. During fiscal 2004, we generated $15.3 million in cash from operating activities, used $5.9 million of cash for investing activities and used $3.5 million for financing activities. Our primary utilization of cash in fiscal 2004 was to reduce our debt under our revolving credit agreement, and to invest in our development lab infrastructure along with the development costs associated with building several new product offerings, especially within our GPT business segment.

Executive Summary

        In fiscal 2004, we generated revenue of $118.9 million and a net loss of $1.2 million. Through continuing efforts to improve quality and efficiency throughout the company, we generated $15.3 million of cash from operating activities during fiscal 2004. This cash flow allowed us to pay down the remaining $6.3 million of our $30.0 million revolving credit agreement, along with making several investments which enhance and expand our current product offerings. Additionally, we have upgraded both the hardware and software within our development lab in Charlotte, North Carolina.

        While we have made progress in reducing both our cost of revenues and SG&A expenses, our profitability was hampered by the unfavorable jury verdict awarded to Earnings Performance Group ("EPG") in May 2004. The ultimate settlement and legal fees totaled approximately $3.4 million. In addition, we increased our level of Research and Development expenses approximately $1.2 million in fiscal 2004, as compared to fiscal 2003.

        Within our Revenue Enhancement ("RevE") segment, we experienced $1.8 million, or 5.5%, growth within our traditional RevE contingent consulting revenues; however, we experienced a decline of $2.7 million, or 57.9%, within our Customer Value Enhancement ("CVE") software and proprietary sales management revenue. Traditional consulting revenues increased in both the domestic and international markets. The CVE decline was primarily the result of the market softening for traditional Customer Relationship Management ("CRM") license sales, and in response we have reformulated the CVE business model to reflect term software license arrangements as opposed to traditional perpetual license arrangements. This change in strategy appears to be gaining acceptance, and in November 2004 the CVE group entered into a 6-year term license with a Top 15 U.S. bank that will increase software and maintenance revenue beginning in fiscal 2005. Additionally, in early fiscal 2005, we also contracted with a large international bank for a similar multi-year engagement.

        Fiscal 2004 was a year of transition for the Global Payments Technology ("GPT") segment. Several new products were launched such as ExchgLink, Image Inspector and IRD Author. However, we had to shift our image technology strategy during the middle of fiscal 2004 because of a change in our market's approach to image exchange and our target customers' timing on implementing these solutions. Additionally in fiscal 2004, we were late to market with our anti-money laundering technology. We just recently introduced the latest components of our CORE (Carreker Online Risk Expert) solution suite. CORE Fraud Manager is a platform that integrates enterprise level risk management for compliance monitoring and fraud detection. The new products are CORE Fraud Manager Wires and CORE Fraud Manager AML. These factors had a negative effect on GPT revenues. For fiscal 2004, total GPT revenues declined $9.7 million, or 11.2%, as compared to fiscal 2003.

        Our Global Payments Consulting ("GPC") segment experienced revenue growth of approximately $680,000, or 16.6%, in fiscal 2004. These results reflect an expanded sales focus in this segment as we repositioned this business to focus on Check 21 enterprise-wide payment electronification strategies; image enablement planning and integration and enterprise risk. New leadership has helped refine our consulting offerings with a clear value proposition.

        Finally, Carretek is our 51% owned business outsourcer for payment and transaction processing. Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004. Fiscal 2004 revenues have been minimal, however in late January 2005, we expanded the scope of our outsourcing engagement with this single customer to include a second set of transaction processing functions. Even with this expanded scope, we do not expect this business to be profitable until the scope with this single customer is expanded to its full capacity or until additional customers are added.

        We have continued throughout fiscal 2004 to focus on reducing general and administrative costs to help fund increasing sales and marketing costs in both GPT and GPC, along with increasing research and development costs to enhance our existing product offerings and more importantly, develop new product offerings. We managed to these objectives, however with the increase in our Restructuring and Other Charges, which included the EPG settlement noted above, our total operating costs were essentially flat in fiscal 2004, as compared to fiscal 2003. We are continually evaluating overall expense levels and remain focused on cost containment initiatives.

Results of Operations

Comparison of Year Ended January 31, 2005 (Fiscal 2004) to Year Ended January 31, 2004 (Fiscal 2003) and Year Ended January 31, 2003 (Fiscal 2002)

Revenues

  Revenues by Segment ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Revenue Enhancement	$37,404	$38,544	$37,176	$(1,140)	(3.0)%	$1,368	3.7%
Global Payments Technologies	76,564	86,263	100,612	(9,699)	(11.2)	(14,349)	(14.3)
Global Payments Consulting	4,784	4,101	11,988	683	16.6	(7,887)	(65.8)
Outsourcing Revenue	139	—	—	139	—	—	—

Total Revenues	$118,891	$128,908	$149,776	$(10,017)	(7.8)%	$(20,868)	(13.9)%

        The decline in revenue within our RevE segment in fiscal 2004, as compared to fiscal 2003, was primarily the result of a $2.7 million, or 57.9%, decline in our CVE software and proprietary sales management revenue. In fiscal 2004, the market softened for traditional CRM license sales and in response we have reformulated the CVE business model to reflect term software license arrangements as opposed to traditional perpetual license arrangements. This change in strategy appears to be gaining acceptance as the CVE group signed one large term license engagement late in fiscal 2004 and have signed another similar engagement internationally in early fiscal 2005. The increase in revenue within the RevE segment in fiscal 2003, as compared to fiscal 2002, was the result of increased demand for our CVE software offering. CVE revenue increased $1.4 million, or 43.5%, in fiscal 2003. This demand was being driven by the trend among our customers to expend investments in branch locations, resulting in pressure to show greater returns on these branch investments through profitable sales growth, which our CVE solution helps generate.

        The declines in revenue within GPT that began in fiscal 2003 also carried over into fiscal 2004. The lack of a strong backlog of contracted sales from fiscal 2003 and reduced contracted sales activity in Q1 and Q3 2004 contributed to the reduced revenue. The decline in sales activity was primarily related to delays in our delivery of new solutions to the market and to unanticipated delays in technology investments by our customers. We also believe some of these delays are due to the fact that we bundle our solutions, which cause a slower sales cycle but typically provides a better value for our customers and the Company. The decline in revenue within the GPT segment in fiscal 2003, as compared to fiscal 2002, was primarily the result of four factors: (i) Fiscal 2002 had a number of transactions for software included in the results for the year that did not involve implementation services and hence revenue was recognized immediately increasing software license revenue in fiscal 2002; (ii) Decisions on technology investments and services projects were delayed out of fiscal 2003 by several of our customers due to the announcement of several mergers involving our customers; (iii) Customer decisions on technology investments were delayed generally out of fiscal 2003 as the industry, our customers, other key constituencies (e.g. Federal Reserve and key processors) and our competitors focused on Check 21 readiness and opportunities; and (iv) The loss of a few opportunities to competitors as these competitors dramatically improved their software offerings and services and offered aggressive pricing proposals.

        The increased revenues within GPC in fiscal 2004, as compared to fiscal 2003, reflects the result of expanded sales focus as we completed the repositioning of this business to focus on Check 21 enterprise-wide payment electronification strategies; image enablement planning and integration and enterprise risk. Additionally, new leadership in this business was introduced in Q4 2004 to capitalize on the synergistic nature of the GPC and GPT business segments and refine our solutions with a clear value proposition. The decline in revenues within our GPC segment in fiscal 2003, as compared to fiscal 2002, was the result of three primary factors. In fiscal 2002, the majority of the consulting work performed by GPC was the result of bank consolidation and staff augmentation assignments. The demand for both of these types of work has declined significantly. Late in fiscal 2002, we began to reposition this segment to address enterprise-wide payment electronification strategies and image enablement planning and integration. The timeframe to accomplish these objectives has been longer than anticipated, and carried over into fiscal 2004.

        Our outsourcing revenue is derived through Carretek, our 51% owned business which offers outsourcing for payment and transaction processing. Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004. The fiscal 2004 revenues have been minimal; however in late January 2005, we expanded our scope with this single customer to include a second set of transaction processing functions.

        Overall, as we look across our three major business segments along with Carretek, we believe that we are well positioned, and have a competitive advantage, to capitalize on the significant changes brought about by the Check 21 legislation, USA Patriot Act and Basel II through our subject matter expertise in the impacted areas. Based on this outlook, we anticipate contracted sales will improve in fiscal 2005 as an expanded array of new products are available and have solid references.

  Consulting Fees ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Consulting Fees	$37,193	$34,064	$39,204	$3,129	9.2%	$(5,140)	(13.1)%

        Consulting revenues derived from our RevE segment increased 5.5% to $34.0 million in fiscal 2004 from $32.3 million in fiscal 2003, and increased 1.0% in fiscal 2003 from $31.9 million in fiscal 2002. Within RevE, we continue to focus on maximizing the value to our existing customer base while expanding our expertise to new customers, both domestically and internationally. In fiscal 2004, we had 31 revenue producing engagements of which 5 were international and these international engagements yielded 28.6% of RevE's consulting revenues. This compares to 22 active engagements of which 3 were international in fiscal 2003 and 28 active engagements of which 7 were international in fiscal 2002. Additionally, RevE consulting revenue derived from international customers increased to $9.7 million in fiscal 2004 from $8.1 million in fiscal 2003 and increased from $7.1 million in fiscal 2002. We anticipate that RevE consulting revenues in fiscal 2005 will be higher than fiscal 2004 levels.

        Consulting revenues derived from our GPC segment increased 72.6% to $2.8 million in fiscal 2004 from $1.6 million in fiscal 2003, and decreased 76.9% in fiscal 2003 from $6.9 million in fiscal 2002. The increase in consulting revenue in fiscal 2004 is attributable to the momentum gained as we completed our repositioning of this business to focus on Check 21 enterprise-wide payment strategies and image enablement planning and integration. The decline in consulting revenue in fiscal 2003, as compared to fiscal 2002, was due to the fact that the majority of work performed by GPC in fiscal 2002 and prior years was related to banks consolidating and reducing redundant operations, and to staff augmentation assignments. During fiscal 2002, the demand for this type of work declined significantly and in fiscal 2003 we took the necessary steps to reposition this business as described above. While we have gained some momentum in these areas, we continue to be cautiously optimistic about the future prospects of the GPC segment.

  Software License Fees ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Software License Fees	$20,429	$27,365	$37,946	$(6,936)	(25.3)%	$(10,581)	(27.9)%

        The majority of our software license revenues are derived from our GPT business segment. Software license revenues from our GPT business segment decreased 18.6% to $20.1 million in fiscal 2004 from $24.7 million in fiscal 2003 and decreased 31.7% in fiscal 2003 from $36.1 million in fiscal 2002.

        License revenues peaked during the first two quarters of fiscal 2002 due to sales of $7.5 million of software expansion licenses which did not require any implementation services and therefore were recognized immediately. In the latter half of fiscal 2002, the number and dollar amount of our software license arrangements began to decline. The decline was in part due to the uncertainty of our special review and ultimate financial statement restatement; however, our customers also began to delay their purchasing decisions due to both economic and legislative changes within the banking industry, namely Check 21, which was ultimately signed into law in October 2003 and went into effect in October 2004. Check 21 permits U.S. banks to accept digital images of checks the same way they accept a paper check. Several new product initiatives were launched in the latter half of fiscal 2003 and continued into fiscal 2004. While these products can operate independently and even with other vendor software, these products were developed to be bundled together to provide one total solution to our customers which we believe provides increased value. This bundling also tends to delay the sales cycle. We believe that our customers' investment decisions and the timing of these decisions have become increasingly visible in the latter half of fiscal 2004. Combining these factors, we are cautiously optimistic about deriving license revenue growth for fiscal 2005, as compared to fiscal 2004 levels.

        Software license revenues from our CVE product line, within the RevE business segment, decreased 87.5% to $326,000 in fiscal 2004 from $2.6 million in fiscal 2003 and increased 171.9% in fiscal 2003 from $959,000 in fiscal 2002. The decline in fiscal 2004 and the increase over fiscal 2002 was primarily the result of two large international engagements performed in fiscal 2003. Also in fiscal 2003 and carrying over until fiscal 2004, this group lacked sales leadership and capacity. Two new sales persons were hired in the quarterly period ended October 31, 2004, and in November 2004 the CVE group signed a multi-year contract to provide software, services and maintenance to a large domestic bank. However, the impact on fiscal 2004 was negligible.

  Software Maintenance Fees ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Software Maintenance Fees	$43,293	$45,122	$41,858	$(1,829)	(4.1)%	$3,264	7.8%

        As with software license fees the majority of our maintenance fees are derived from our GPT business segment. Software maintenance fees are paid pursuant to annually renewable product and telephone support agreements with our software customers. The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer. When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred. Also, maintenance contracts usually carry annual maintenance fee escalation clauses typically based on an index, such as the consumer price index. While we did increase the maintenance fees for selected customers and products in fiscal 2004, these increases were offset by a major customer that gave notice of their intent to not renew their $2.5 million maintenance contract for fiscal 2004. The increase in maintenance fees in fiscal 2003 is due primarily to the expanded product installation base of the products acquired in the Check Solutions acquisition in fiscal 2001. We are projecting a flat to slightly higher maintenance revenue in fiscal 2005 over fiscal 2004 maintenance revenue levels.

  Software Implementation Fees ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Software Implementation Fees	$14,799	$18,103	$24,310	$(3,304)	(18.3)%	$(6,207)	(25.5)%

        The majority of our software implementation fees are derived from our GPT business segment. In the majority of our customer arrangements, installation services are provided to the customer. In fiscal 2004 and 2003, the decline in software implementation fees paralleled the decline in software license fees. We estimate modest growth in fiscal 2005 for software implementation revenue consistent with our anticipated modest increase in software license revenue.

  Outsourcing Service Fees ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Outsourcing Service Fees	$139	$—	$—	$139	—%	$—	—%

        Our outsourcing service revenue is derived through Carretek, our 51% owned business which outsources payment and transaction processing. Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004. The fiscal 2004 revenues have been minimal; however in late January 2005, we expanded our scope of business with this customer to include a second set of transaction processing functions. Given our current outlook, we believe that the revenues derived from this business will increase significantly on a percentage basis over fiscal 2004 levels and increase modestly on an absolute dollar basis.

  Out-of-Pocket Expense Reimbursements ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Out-of-Pocket Expense Reimbursements	$3,038	$4,254	$6,458	$(1,216)	(28.6)%	$(2,204)	(34.1)%

        The decrease in these reimbursements in fiscal 2004, as compared to fiscal 2003, is the result of the decline in implementation engagements within the GPT business segment. The decrease in these reimbursements in fiscal 2003, as compared to fiscal 2002, is primarily due to the decline in the volume within our GPC business segment. The majority of these GPC engagements in fiscal 2002 was related to staff augmentation assignments which required our employees to be at the customer location for extended periods of time, which gives rise to higher out-of-pocket expense reimbursements. In fiscal 2005, we expect these reimbursements to increase modestly with our anticipated increases in both software implementation and consulting revenues.

Cost of Revenues

  Cost of Revenues by Segment ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Revenue Enhancement	$17,818	$19,024	$17,855	$(1,206)	(6.3)%	$1,169	6.6%
% of revenue	47.6%	49.4%	48.0%
Global Payments Technologies	$36,612	$38,551	$40,439	$(1,939)	(5.0)%	$(1,888)	(4.7)%
% of revenue	47.8%	44.7%	40.2%
Global Payments Consulting	$5,124	$6,571	$12,945	$(1,447)	(22.0)%	$(6,374)	(49.2)%
% of revenue	107.1%	160.2%	108.0%
Outsourcing Services	$616	$—	$—	$616	—%	$—	—%
% of revenue	443.2%	—%	—%
Total Cost of Revenues	$60,170	$64,146	$71,239	$(3,976)	(6.2)%	$(7,093)	(10.0)%
% of revenue	50.6%	49.8%	47.6%

        The decrease in total cost of revenues in absolute dollars of $4.0 million in fiscal 2004, as compared to fiscal 2003, was primarily the result of lower personnel and personnel related costs within all three of our major business segments. These savings were partially offset by the costs of Carretek, our 51% owned business process outsourcer which only has one customer and has not achieved the anticipated economies of scale. The total cost of revenues was 50.6% of total revenue in fiscal 2004. In fiscal 2005, we expect cost of revenues in absolute dollars to increase slightly; however, the total cost of revenues as a percentage of total revenues is expected to decline.

        The decrease in total cost of revenues in absolute dollars of $7.1 million in fiscal 2003, as compared to fiscal 2002, was primarily the result of lower personnel and outside independent contractor and consulting costs within the GPC business segment.

  Cost of Consulting ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Cost of Consulting	$18,989	$20,470	$25,067	$(1,481)	(7.2)%	$(4,597)	(18.3)%
% of consulting revenue	51.1%	60.1%	63.9%

        The cost of consulting consists primarily of personnel costs related to our consulting engagements within both our Revenue Enhancement and GPC business segments. The decline in absolute dollars of $1.5 million, along with the decline in consulting costs as a percentage of consulting revenue in fiscal 2004, as compared to fiscal 2003, was primarily the result of a $1.3 million, or 25.8%, decline in the cost of consulting within our GPC business segment. The cost reduction efforts within our GPC business segment that began in late fiscal 2002 continued into fiscal 2004 to bring costs, especially personnel and related costs, more in line with the expected consulting revenues. RevE's cost of consulting remained flat in fiscal 2004, as compared to fiscal 2003. The decline in absolute dollars of $4.6 million along with the decline in consulting costs as a percentage of consulting revenue in fiscal 2003 as compared to fiscal 2002 is the result of a $4.7 million or 48.2% decline in the consulting costs within the GPC business segment. These cost reduction efforts were primarily lower personnel and independent contractor costs in response to less demand for our bank consolidation and staff augmentation services.

  Cost of Software Licenses ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Cost of Software Licenses	$7,960	$8,020	$7,701	$(60)	(0.8)%	$319	4.1%
% of software license revenue	39.0%	29.3%	20.3%

        The cost of software licenses consists principally of amortization of capitalized and acquired software costs along with royalties payable to third parties. The cost of software licenses was relatively flat in fiscal 2004, as compared to fiscal 2003. The decrease in royalty expense, due to a lower volume of software contracts, was offset by increased amortization expense related to our ExchgLink product offering and the acquired developed technology related to the purchase of an anti-money laundering software solution purchased for $1.5 million in the third quarter of fiscal 2003. The increase in absolute dollars of $319,000 in fiscal 2003, as compared to fiscal 2002, is primarily the result of increased royalty expense. The increase in the cost of software licenses, as a percentage of software license revenue, is primarily the result of a 27.9% decline in software license revenue experienced in fiscal 2003.

        In connection with software license, maintenance and certain consulting agreements entered into with certain banks and purchase agreements with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products. Under these arrangements, we recognize royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 50% of the associated revenue. Approximately $1.9 million, $2.5 million and $2.5 million of royalty expense was recorded under these agreements and charged to cost of software licenses in the fiscal years ended January 31, 2005, 2004 and 2003, respectively. Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

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

        In fiscal 2005, we do not expect any additional impairments of capitalized software or prepaid software royalties. However, if market conditions deteriorate or demand for software solutions in which we have capitalized software, or acquired developed technology is not what we expected, these assets may become impaired and subject to a charge to earnings.

  Cost of Software Maintenance ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Cost of Software Maintenance	$14,771	$13,420	$10,773	$1,351	10.1%	$2,647	24.6%
% of software maintenance revenue	34.1%	29.7%	25.7%

        Cost of maintenance consists primarily of personnel and facility costs to provide telephone support, product defect support and other enhancements to our existing products which are not significant enough to extend the product's life cycle, or substantially increase its marketability. These costs are primarily contained within our GPT business segment. The increase in costs of maintenance in absolute dollars of $1.4 million and $2.6 million in fiscal 2004 and 2003 is the result of traditional research and development employees working on software maintenance projects that integrated and enhanced our legacy products in preparation for new technology and new product offerings. The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer. When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred. As a result, our cost of software maintenance as a percentage of related maintenance revenue will also fluctuate.

  Cost of Software Implementation ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Cost of Software Implementation	$14,747	$17,901	$19,496	$(3,154)	(17.6)%	$(1,595)	(8.2)%
% of software implementation revenue	99.7%	98.9%	80.2%

        Costs of software implementation consist primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations primarily within our GPT business segment. The decline in costs of software implementation in absolute dollars of $3.2 million in fiscal 2004, as compared to fiscal 2003, was primarily driven by a $2.1 million, or 13.8%, decline in these costs within the GPT business segment and a $1.2 million decline within the CVE software group contained in the RevE business segment. In both cases, the decline in these costs was the result of a reduction in new software license and implementation projects contracted in fiscal 2004. The decline in costs is mostly attributable to a reduction in personnel who were either terminated or reassigned within the Company. The decline in costs of software implementation in absolute dollars of $1.6 million in fiscal 2003, as compared to fiscal 2002, was primarily driven by a $1.0 million decline in the fourth quarter of fiscal 2003, as a result of the decline in new software license and implementation projects contracted and also the completion of an implementation project at the Federal Reserve. The increase in the percentage of software implementation costs, as a percentage of software implementation revenue, is the result of the decline of software implementation revenue discussed above.

  Cost of Outsourcing Services Fees ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Cost of Outsourcing Services Fees	$616	$—	$—	$616	—%	$—	—%
% of outsourcing services revenue	443.2%	—%	—%

        The increase in the cost of outsourcing service fees is due to the creation of Carretek, our 51% owned business outsourcer for payment and transaction processing. In fiscal 2004, this business only had a single customer. In fiscal 2005, we anticipate the outsourcing service fees cost of revenues, on an absolute dollar basis to increase and as a percentage of outsourcing service fee revenue, to decline as we expand the scope of this work.

  Out-of-Pocket Expenses ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Cost of Out-of-Pocket Expenses	$3,087	$4,335	$7,248	$(1,248)	(28.8)%	$(2,913)	(40.2)%
% of out-of-pocket expense reimbursements	101.6%	101.9%	112.2%

        These costs represent travel, meals and other sundry expenses incurred by our employees. These costs are invoiced to the customer, without mark-up, usually on a monthly basis. Certain customer contracts do contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer. The declines in these costs for both fiscal 2004 and fiscal 2003 are primarily the result of the decline in new consulting projects contracted for within the GPC business segment and the decline in new implementation projects contracted for within the GPT business segment. In fiscal 2005, we anticipate these costs to increase consistent with the expected increase in out-of-pocket expense reimbursement revenue.

Operating Costs and Expenses ($ in thousands):

  Selling, General and Administrative Expenses ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Selling, General and Administrative Expenses	$46,524	$49,733	$50,326	$(3,209)	(6.5)%	$(593)	(1.2)%
% of total revenue	39.1%	38.6%	33.6%

        Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, insurance, including directors and officers insurance, as well as professional services, such as legal and accounting expenses, and other related costs are classified within selling, general and administrative expense. The fiscal 2004 selling, general and administrative costs declined $3.2 million, as compared to fiscal 2003, as we lowered our expense base to better align our cost structure with our current revenue levels. In fiscal 2004, we expanded our sales capacity in all three business segments and sales costs increased approximately $1.4 million. These increased sales costs were offset by a decline in general and administrative expenses of $4.6 million achieved through operating efficiencies and consolidation efforts. Some of the major declines were personnel and contract labor reductions of $2.6 million, office service and facilities reductions of $2.0 million and better accounts receivable management which reduced our bad debt charges by $724,000. These general and administrative savings were partially offset by $903,000 of professional services related to increased accounting and third party consulting fees for Sarbanes-Oxley compliance. Even with the decreased expense levels, the selling, general and administrative expenses, as a percentage of revenue, increased in fiscal 2004 to 39.1%, from 38.6%, due to the decline in total revenue.

        The fiscal 2003 selling, general and administrative costs remained relatively flat, as compared to fiscal 2002. The increase in the selling, general and administrative expenses, as a percentage of total revenue, was primarily the result of the decrease in total revenue from fiscal 2003, as compared to fiscal 2002.

        In fiscal 2005, we expect to continue to increase our selling expenses; however, we anticipate that any increases in selling expenses should be balanced with planned continued decreases within our general and administrative areas to maintain overall selling, general and administrative costs at a level that is expected to be consistent with fiscal 2004 levels, exclusive of any expenses related to the expensing of stock options.

  Research and Development ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Research and Development Expenses	$8,644	$7,471	$11,307	$1,173	15.7%	$(3,836)	(33.9)%
% of total revenue	7.3%	5.8%	7.6%

        Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization. In fiscal 2004, research and development costs increased as a result of increased new product development. In fiscal 2003, research and development costs decreased as compared to fiscal 2002 as a result of a concentration of projects classified as cost of software maintenance which integrated and enhanced our legacy products in preparation for new technology and new product offerings. Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product's life cycle and/or substantially increase its marketability.

        In accordance with SFAS No. 86, "Accounting for Costs of Software to be Sold, Leased or Otherwise Marketed," we capitalized $2.6 million in fiscal 2004 as compared to $1.0 million in fiscal 2003 and $103,000 in fiscal 2002. In fiscal 2004 and 2003, the majority of our capitalization is related to the development of products needed to address the changing market environment due to the Check 21 legislation which went into effect in October 2004. These development initiatives consisted of ExchgLink, an application to send and receive check images, Express Research, an image-enabled back office application, Source Capture which enables customers to capture check images at corporate sites, bank branches and ATM's, an anti-money laundering application and other fraud detection products.

        Software development costs of a product are capitalized from the time technological feasibility is reached until the general release of the product. We establish technological feasibility through the process of creating a detailed program design and reviewing the detailed program design for any high risk development issues or through the creation of a working model. Capitalization only occurs if we believe costs capitalized are recoverable through future sales of the software product under development.

        In fiscal 2005, we expect this volume of development activity to continue and anticipate that research and development expense will be slightly higher on an absolute dollar basis.

        Amortization of Intangible Assets:    Amortization of intangible assets was $1.4 million in each of fiscal 2004, 2003 and 2002. The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition in fiscal 2001.

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

        During the fourth quarter of fiscal 2004 and 2003, we performed our annual evaluation for goodwill impairment. No impairment resulted from these assessments. We believe that our assumptions used to estimate future cash flows for these evaluations are reasonable. However, if market conditions deteriorate or if changes occur in the estimated projections with respect to GPT business, we may be required to record additional impairment charges in the future, the amount of which could be material to our results of operations.

        Restructuring and Other Charges:    We recorded various restructuring and other charges during the fiscal years ended January 31, 2005, 2004 and 2003 as follows (in thousands):

	Workforce Reductions	Charges/ Credits relating to CheckFlow Suite	Facility Closures	EPG Litigation Settlement	Legal and Professional Fees	Other	Total
Fiscal Year Ended January 31, 2003:
Quarterly period ended January 31, 2003	$633	$—	$—	$—	$2,312	$—	$2,945

Total year ended January 31, 2003	$633	$—	$—	$—	$2,312	$—	$2,945

Fiscal Year Ended January 31, 2004:
Quarterly period ended April 30, 2003	$545	$—	$—	$—	$139	$—	$684
Quarterly period ended July 31, 2003	648	—	—	—	130	—	778
Quarterly period ended October 31, 2003	(251)	—	(119)	—	141	—	(229)
Quarterly period ended January 31, 2004	390	—	—	—	181	97	668

Total year ended January 31, 2004	$1,332	$—	$(119)	$—	$591	$97	$1,901

Fiscal Year Ended January 31, 2005:
Quarterly period ended April 30, 2004	$308	$—	$—	$1,686	$521	$—	$2,515
Quarterly period ended July 31, 2004	192	(1,215)	—	14	1,206	—	197
Quarterly period ended October 31, 2004	246	—	—	—	20	—	266
Quarterly period ended January 31, 2005	727	(67)	44	—	—	—	704

Total year ended January 31, 2005	$1,473	$(1,282)	$44	$1,700	$1,747	$—	$3,682

  Fiscal Year Ended January 31, 2003

        During the quarterly period ended January 31, 2003, we recorded a charge of $633,000 relating to a reduction in the workforce for 44 employees that were terminated. Additionally, we recorded a charge for approximately $2.3 million for legal and professional fees related to the special investigation and restatement efforts.

  Fiscal Year Ended January 31, 2004

        We recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting ("GPC") business segments. During the quarterly period ended April 30, 2003, we recorded a charge of $139,000 relating to legal and professional fees relating to our restatement efforts and the shareholder legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

        We recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within both the Corporate and GPC business segments. During the quarterly period ended July 31, 2003, we recorded a charge of $130,000 relating to legal fees relating to the shareholder legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

        As part of our settlement with one of the CheckFlow Suite customers, the customer agreed to pay us for the replacement product and installation. These payments were recorded directly to this reserve and all future expenditures to install the replacement product have been charged against this reserve. During the quarterly period ended July 31, 2003, $366,000 was received from this customer.

        We recorded $170,000 in restructuring and other charges during the three month period ended October 31, 2003, principally associated with the separation of 3 employees within the Corporate business segment. During the quarterly period ended October 31, 2003, we recorded a charge of $141,000 relating to legal fees relating to the shareholder legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

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

        We recorded $390,000 of restructuring and other charges during the three months ended January 31, 2004, principally associated with the separation of 11 employees. We also discontinued the marketing of one of our software offerings and recorded a $97,000 charge. Finally, we recorded a charge of $181,000 relating to legal fees related to the shareholder legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

  Fiscal Year Ended January 31, 2005

        We recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees. During the three month period ended April 30, 2004, the Company recorded a charge of $521,000 relating to legal and professional fees relating to our legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

        The Company expensed approximately $1.7 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.

        We recorded $192,000 in restructuring and other charges during the three month period ended July 31, 2004, principally associated with the separation of 8 employees. During the three months ended July 31, 2004, we recorded a charge of $36,000 relating to legal and professional fees relating to our shareholder legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

        An additional $14,000 was expensed and the entire $1.7 million EPG settlement was paid to the plaintiff. Additionally, we recorded a charge for the litigation costs related to this legal action totaling $1.2 million during the three month period ended July 31, 2004.

        We received a final payment of $455,000 from a customer in the settlement with one of our original CheckFlow Suite customers. This payment was recorded directly to this reserve. Concurrently, based on revised cost estimates, we lowered our estimate of the cost to develop and install any additional software, or software modifications, with these customers and reversed approximately $1.2 million of this reserve during the three month period ended July 31, 2004.

        We recorded $246,000 in restructuring and other charges during the three month period ended October 31, 2004, principally associated with the separation of 6 employees. Additionally, we recorded a charge of $20,000 relating to legal and professional fees relating to the Company's shareholder legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

        We recorded $727,000 in restructuring and other charges during the three month period ended January 31, 2005, principally associated with the separation of 16 employees. Based on revised cost estimates, we lowered by $67,000 our estimate of the cost to develop and install additional software, or modify software for our original CheckFlow customers. Finally, we recorded a charge of $44,000 related to the closure of our facility in Atlanta, Georgia.

        The activity related to the accrued merger and restructuring charge reserve balance during the years ended January 31, 2005, 2004 and 2003 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Reserve balance at January 31, 2002	$3,670	$7,213	$367	$—	$11,250
Additions to reserve balance:
Severance charges	633	—	—	—	633
Reductions to reserve balances:
Cash paid	(3,222)	(6,068)	(243)	—	(9,533)

Reserve balance at January 31, 2003	1,081	1,145	124	—	2,350
Additions to reserve balance:
Severance charges	1,753	—	—	—	1,753
Discontinuation of software product	—	—	—	97	97
Cash received from customer	—	366	—	—	366
Reductions to reserve balances:
Change in estimate	(421)	—	(119)	—	(540)
Cash paid	(1,913)	(215)	—	—	(2,128)

Reserve balance at January 31, 2004	500	1,296	5	97	1,898
Additions to reserve balance:
Severance charges	1,473	—	—	—	1,473
Cash received from customer	—	455	—	47	502
Facility closure charge for Atlanta, GA	—	—	44	—	44
Reductions to reserve balances:
Change in estimate	—	(1,282)	—	—	(1,282)
Cash paid	(1,321)	(269)	—	(41)	(1,631)

Reserve balance at January 31, 2005	$652	$200	$49	$103	$1,004

        We anticipate that the remaining reserve accruals at January 31, 2005 will be paid or remaining customer obligations completed within the next 12-15 months.

  Other Income (Expense):

  Interest Income ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Interest Income	$306	$266	$414	$40	15.0%	$(148)	(35.7)%

        Interest income consists of interest earned on cash and cash equivalents. Interest income increased 15.0% to $306,000 in fiscal 2004 from $266,000 in fiscal 2003 and decreased 35.7% from $414,000 in fiscal 2002. The increase in interest income in fiscal 2004, as compared to fiscal 2003, is primarily the result of higher average cash and cash equivalent balances during fiscal 2004. The decrease in fiscal 2003, as compared to fiscal 2002, primarily resulted from lower interest rates.

  Interest Expense ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Interest Expense	$442	$1,218	$2,583	$(776)	(63.7)%	$(1,365)	(52.8)%

        Interest expense is primarily the result of borrowings used to fund the Check Solutions acquisition in June 2001. Interest expense decreased 63.7% to $442,000 in fiscal 2004 from $1.2 million in fiscal 2003 and decreased 52.8% from $2.6 million in fiscal 2002. The decline in interest expense in fiscal 2004 and fiscal 2003 was primarily due to continued debt reductions in both fiscal 2004 and fiscal 2003. There is no balance outstanding under our $30.0 million revolving credit agreement at January 31, 2005. The majority of the interest expense incurred in fiscal 2004 consisted of the amortization of the deferred loan costs and the fees involved to keep the revolving credit agreement active.

  Other income ($ in thousands):

				2004 vs. 2003		2003 vs. 2002
	FY 2004	FY 2003	FY2002	$	%	$	%
Gain on sale of Cash Services Australia Pty. Limited	$539	$—	$—	$539	—%	$—	—%
Equity in earnings of Cash Services Australia Pty. Limited	(17)	172	81	(189)	(109.9)	91	112.3
Minority share of net loss of Carretek LLC	794	263	—	531	201.9	263	—
Foreign exchange gains (losses)	(279)	185	324	(464)	(250.8)	(139)	(42.9)
Other	—	(19)	100	19	100.0	(119)	(119.0)

Total	$1,037	$601	$505	$436	72.5%	96	19.0%

        Other income (expense) is comprised of our share of income and expense in both our investments in Cash Services Australia Pty Ltd. and Carretek LLC, along with foreign exchange gains and losses. Other income (expense) increased 72.5% to $1.0 million in fiscal 2004 from $601,000 in fiscal 2003 and increased 19.0% from $505,000 in fiscal 2002. The increase in fiscal 2004 was the result of the increase in the minority share of the net loss of Carretek LLC. Additionally in April 2004, we sold our 25% interest in Cash Services Australia Pty Limited. The carrying value of our investment was approximately $383,000 and we received $922,000 in proceeds. As a result of this transaction, we recorded a $539,000 gain. These two increases were offset by foreign exchange losses of approximately $280,000. In fiscal 2003, the increase was primarily the result of the $263,000 recorded as minority interest in the net loss of Carretek LLC operations.

        Provision (Benefit) for Income Taxes:    The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. In fiscal 2004, the majority of our tax provision consisted of foreign taxes incurred that could not be offset with U.S. tax benefits. Our effective income tax rate was 5.1% in fiscal 2003 and 4.2% in fiscal 2002. The lower tax rate in fiscal 2003 was primarily due to net operating losses offsetting the taxable income generated. The lower tax rate in fiscal 2002 was due to losses we incurred from which we have not yet obtained a tax benefit. For us to realize the benefit of our net operating loss carryforward and other deferred tax assets recorded as of January 31, 2005, we must generate substantial future taxable income. Due to losses incurred in fiscal 2004, fiscal 2002 and 2001, we concluded that the "more likely than not" criteria required for recognition of deferred tax assets under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") was not met at both January 31, 2005 and 2004. Thus, a valuation allowance was recorded to fully reserve the net deferred tax assets which resulted in the unbenefitted losses.

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

        At January 31, 2005, we had available net operating loss carryforwards of approximately $33.1 million, which begin to expire in 2022.

Selected Consolidated Quarterly Results of Operations (unaudited)

        The following table sets forth unaudited quarterly data for each of our last eight quarters ended January 31, 2005. We believe all material adjustments necessary to present fairly the results of operations of the Company have been made.

	Three Months Ended
Statement of Operations Data:	Jan. 31, 2005	Oct. 31, 2004	July 31, 2004	April 30, 2004
	(in thousands, except per share data)
Revenues:
Consulting fees	$9,692	$7,930	$10,514	$9,057
Software license fees	4,295	5,701	4,577	5,856
Software maintenance fees	10,486	11,491	10,232	11,084
Software implementation fees	3,656	4,622	3,642	2,879
Outsourcing service fees	79	50	10	—
Out-of-pocket expense reimbursements	673	813	662	890

Total revenues	28,881	30,607	29,637	29,766

Cost of revenues:
Consulting fees	4,823	4,555	5,082	4,529
Software license fees	2,189	2,503	1,670	1,598
Software maintenance fees	3,822	3,765	3,386	3,798
Software implementation fees	3,566	4,002	3,810	3,369
Outsourcing service fees	380	222	14	—
Out-of-pocket expenses	754	738	652	943

Total cost of revenues	15,534	15,785	14,614	14,237

Gross profit	13,347	14,822	15,023	15,529

Operating costs and expenses:
Selling, general and administrative(4)	11,041	11,320	11,971	12,192
Research and development	2,542	2,520	1,874	1,708
Amortization of customer relationships	350	350	350	350
Restructuring and other charges(2)	704	266	197	2,515

Total operating costs and expenses	14,637	14,456	14,392	16,765

Income (loss) from operations	(1,290)	366	631	(1,236)
Other income (expense):
Interest income	100	92	66	48
Interest expense	(107)	(106)	(121)	(108)
Other income	305	275	(27)	484

Total other income (expense), net	298	261	(82)	424

Income (loss) before provision (benefit) for income taxes	(992)	627	549	(812)
Provision (benefit) for income taxes(3)	104	114	350	—

Net income (loss)	$(1,096)	$513	$199	$(812)

Basic earnings (loss) per share	$(0.04)	$0.02	$0.01	$(0.03)

Diluted earnings (loss) per share	$(0.04)	$0.02	$0.01	$(0.03)

Shares used in computing basic earnings per share	24,414	24,821	24,671	24,376

Shares used in computing diluted earnings per share	24,414	25,589	25,481	24,376

	Three Months Ended
Statement of Operations Data:	Jan. 31, 2004	Oct. 31, 2003	July 31, 2003	April 30, 2003
	(in thousands, except per share data)
Revenues:
Consulting fees	$12,715	$6,396	$8,202	$6,751
Software license fees	5,410	7,026	8,351	6,578
Software maintenance fees	10,358	11,770	14,284	8,710
Software implementation fees	3,718	4,983	4,508	4,894
Outsourcing service fees	—	—	—	—
Out-of-pocket expense reimbursements	887	1,228	816	1,323

Total revenues	33,088	31,403	36,161	28,256

Cost of revenues:
Consulting fees	5,277	4,936	5,288	4,969
Software license fees	2,357	2,037	1,905	1,721
Software maintenance fees(1)	3,511	3,600	3,133	3,176
Software implementation fees(1)	3,503	4,485	5,058	4,855
Outsourcing service fees	—	—	—	—
Out-of-pocket expenses	922	1,122	1,038	1,253

Total cost of revenues	15,570	16,180	16,422	15,974

Gross profit	17,518	15,223	19,739	12,282

Operating costs and expenses:
Selling, general and administrative(1)	13,465	11,797	12,538	11,933
Research and development(1)	1,950	1,876	1,779	1,866
Amortization of customer relationships	350	350	350	350
Restructuring and other charges(2)	668	(229)	778	684

Total operating costs and expenses	16,433	13,794	15,445	14,833

Income (loss) from operations	1,085	1,429	4,294	(2,551)
Other income (expense):
Interest income	44	69	73	80
Interest expense	(227)	(234)	(339)	(418)
Other income	330	219	36	16

Total other income (expense), net	147	54	(230)	(322)

Income (loss) before provision (benefit) for income taxes	1,232	1,483	4,064	(2,873)
Provision (benefit) for income taxes(3)	(173)	146	133	94

Net income (loss)	$1,405	$1,337	$3,931	$(2,967)

Basic earnings (loss) per share	$0.06	$0.06	$0.17	$(0.13)

Diluted earnings (loss) per share	$0.05	$0.05	$0.17	$(0.13)

Shares used in computing basic earnings per share	24,036	23,812	23,547	23,547

Shares used in computing diluted earnings per share	25,979	24,645	23,723	23,547

(1)
See Note 2 of the Notes to Consolidated Financial Statements for information regarding reclassification of certain fiscal 2003 amounts to conform to fiscal 2004 presentation.

(2)
See Restructuring and Other Charges within Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning the Restructuring and Other Charges.

(3)
See Provision (Benefit) for Income Taxes within Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning the provision (benefit) for income taxes.

(4)
In the quarterly period ended October 31, 2004, we accrued an approximate $500,000 discretionary bonus for our business segments and corporate support groups which had not qualified for a bonus under the Carreker Incentive Bonus Plan. During the quarterly period ended January 31, 2005, operating results were not what had been expected within both the GPT and GPC business segments and therefore approximately $269,000 of this bonus was reversed. The effect of this change in estimate, net of tax, was $0.01 per share on a diluted basis, for the quarterly period ended January 31, 2005.

        Our quarterly results may vary significantly depending primarily on factors, such as:

  •
  timing of contract execution and revenue recognition;

  •
  timing of payments, especially maintenance payments, received from our customers;

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

        Risks over which we have little or no control, including customer budget cycles and priorities, can significantly affect operating results. Because of the above factors, along with items such as restructuring and other charges, the results of any particular quarter may not be indicative of the results for the full year.

Liquidity and Capital Resources

        Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. At January 31, 2005, we had working capital of $12.6 million compared to $11.9 million at January 31, 2004. We had $34.5 million in cash and cash equivalents at January 31, 2005, an increase of $5.9 million from $28.6 million in cash and cash equivalents at January 31, 2004. At January 31, 2005, we did not have any long-term debt as compared to $6.3 million at January 31, 2004. We expect that existing cash and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

        Cash provided by operating activities was $15.3 million in fiscal 2004 compared to $20.6 million in fiscal 2003 and $12.3 million in fiscal 2002. Operating cash flows decreased during fiscal 2004 primarily as a result of the net loss of $1.2 million in fiscal 2004, as compared to the net income of $3.7 million in fiscal 2003. The increase in cash generated from operating activities in fiscal 2003, as compared to fiscal 2002, primarily reflected our need to pay a $6.7 million obligation, assumed during the Check Solutions acquisition in fiscal 2001, to certain former employees of Check Solutions and other incentive compensation accrued at January 31, 2002, which caused the decline in accounts payable and accrued expenses. The increases in both accounts receivable and income taxes payable were offset by the decline in deferred revenue.

        Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days' sales outstanding (DSO):

Quarter ended	DSO
January 31, 2005	35
October 31, 2004	35
July 31, 2004	46
April 30, 2004	46
January 31, 2004	59

        Cash used in investing activities during fiscal 2004 was $5.9 million, and was primarily related to $3.3 million of routine purchases of property and equipment, mainly computer equipment and the replacement of certain developmental hardware and software within our development lab based in Charlotte, North Carolina, along with $2.6 million of capitalized software costs. Cash used in investing activities during fiscal 2003 was $3.7 million, and was primarily related to $1.2 million of routine purchases of property and equipment along with $1.0 million of capitalized software costs and a $1.5 million purchase of acquired developed software related to an anti-money laundering product. Cash used in investing activities during fiscal 2002 was $3.6 million, and was primarily related to the purchases of property and equipment. We do not expect significant changes in the purchases of property and equipment in fiscal 2005. However, we believe that capitalized software development costs will slightly increase.

        Financing activities used cash of $3.5 million in fiscal 2004, $15.2 million in fiscal 2003 and $7.4 million in fiscal 2002. The cash used in financing activities in fiscal 2004 was comprised of payments on long term debt offset by proceeds from the exercise of employee stock options and cash received from the minority shareholder in Carretek LLC. The cash used in financing activities in fiscal 2003 was comprised of $18.8 million of payments on our revolving credit agreement offset by $3.9 million of stock option exercise proceeds. In addition, we incurred $456,000 of deferred loan costs when the revolving credit agreement was amended in July 2003. The cash used in financing activities during fiscal 2002 was comprised of $19.0 million of payments on our revolving credit agreement offset by $2.3 million of stock option proceeds and proceeds from a private placement of our common stock on April 5, 2002. The net proceeds from the private placement of $9.3 million were used to satisfy obligations due certain employees of Check Solutions of approximately $6.7 million with the remainder used for working capital.

        On June 6, 2001, we entered into a three-year revolving credit agreement with a group of banks in an amount not to exceed $60.0 million to fund the acquisition of Check Solutions. On July 31, 2003, the revolving credit agreement was amended to reduce the commitment amount to $30.0 million, and to extend the maturity date of the outstanding borrowings to July 31, 2006. At January 31, 2005, we had no outstanding borrowings and at January 31, 2004, we had $6.3 million outstanding under the credit agreement. Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); or London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded subject to the approval of the banks. Substantially all of our assets collateralize this revolving credit agreement. As of January 31, 2005, we are in compliance with the covenants of the revolving credit agreement, as amended.

        At January 31, 2005, we had material commitments for our operating leases, as described in Note 8 in our Notes to Consolidated Financial Statements, including commitments of approximately $3.6 million in fiscal 2005. The following summarizes our contractual obligations at January 31, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years
Revolving credit agreement	$—	$—	$—	$—	$—
Operating leases	15,529	3,607	6,126	4,980	816

	$15,529	$3,607	$6,126	$4,980	$816

        On April 5, 2002, we sold 1,282,214 shares of our common stock to a group of investors in a private transaction. We utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy existing obligations due to certain former employees of Check Solutions, with the remainder being used for working capital. See Note 6 in Notes to our Consolidated Financial Statements.

        We believe that current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2005. However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all. The Company is presently involved in a number of lawsuits, including a shareholder class action lawsuit. See Note 10 in our Notes to Consolidated Financial Statements. The timing of the final resolution of these matters is uncertain. We believe that a material adverse outcome or outcomes with respect to the lawsuits could have a material adverse effect on our financial results, our business or our management including but not limited to, significantly impacting our liquidity in a negative manner as well as causing covenant violations under our revolving credit agreement, possibly resulting in a default thereunder. Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and could change our financing needs. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary. The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

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

        Revenue Recognition

        Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," and Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables." In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires us to provide implementation services that are determined to be essential to other elements of the arrangement, we follow the guidance in SOP 81-1, "Accounting for Performance of Construction—Type and Certain Production—Type Contracts."

        Consulting Fees.    We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts usually on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are generally paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues on a proportionate performance basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-priced contracts are recognized when estimable. Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us. We must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the customer will purchase the solution. Costs associated with these value-pricing contracts are expensed as incurred. These contracts typically include payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, we may on occasion, offer payment terms which extend beyond 12 months. When we enter into an agreement that has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement is entered into, revenue under the arrangement will be recognized as payments become due and payable. When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

        In certain instances, especially with recently developed software, we defer software license revenue recognition until the earlier of the product being determined to be generally available and subject to revenue recognition or when the services are completed and the project is accepted by the customer. This practice is followed for the first two installations of a recently developed software product. After two successful implementations, the product is considered generally available ("GA").

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

        Outsourcing Services Fees.    While outsourcing revenue has been minimal to date, we currently recognize revenue based on the number of items processed multiplied by the contracted price per item. These services are currently billed on a monthly basis.

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

        Software Costs Capitalized, Acquired Developed Technology, Goodwill, Other Intangible Assets and Other Long-Lived Assets

        Software costs capitalized include developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We capitalize our software development costs, other than costs for internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Our policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detailed program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to six years). We continually monitor the net realizable value of the software capitalized and acquired developed technology for factors that would indicate impairment, such as a decline in the demand or loss of a significant customer. During the quarterly period ended January 31, 2005, we performed our annual formal evaluation for impairment and determined that the carrying amount of these assets were not impaired and have noted no subsequent factors that would indicate impairment.

        Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. We performed the initial impairment test of goodwill at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142. The initial impairment analysis did not result in any write-down of capitalized costs. We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment. We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated. If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset. During the period ended January 31, 2003, we recorded an impairment charge of $46.0 million due to a decline in our market valuation. During the quarterly period ended January 31, 2005, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment. Goodwill at January 31, 2005 totaled $20.8 million. Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

        Restructuring and Other Charges

        During fiscal year 2001, we recorded reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings. Additional reserves were recorded during fiscal 2002, 2003 and 2004. These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. In the quarterly period ended July 31, 2004, we revised our estimate to reflect our remaining costs to develop and install any additional software, or software modifications, with two customers and reversed approximately $1.2 million of our reserve, and in the quarterly period ended January 31, 2005 revised this estimate again and reversed $67,000. Although we do not anticipate any significant changes in the future, the actual costs may differ from these estimates.

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

Recently Issued Accounting Standards

        See "Recently Issued Accounting Standards" in Note 2 of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  Interest Rate Risk

        We invest our cash in a variety of financial instruments. The vast majority of these investments are denominated in U.S. dollars and maintained with nationally recognized financial institutions.

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. At January 31, 2005, we did not hold any fixed-rate investments.

        We had no outstanding borrowings under our revolving credit agreement at January 31, 2005. As described in Note 4 of our Notes to Consolidated Financial Statements, the interest rate under the revolving credit agreement is variable.

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

        An insignificant portion of our accounts receivable balance at January 31, 2005, was denominated in a foreign currency. Our exposure to adverse movements in foreign exchange rates is typically not significant. Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars. However, in the future we may change this practice. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

        Foreign exchange losses were $279,000 in the year ended January 31, 2005. Foreign exchange gains were $185,000 and $324,000 in the years ended January 31, 2004 and 2003, respectively.

Item 8. Financial Statements and Supplementary Data.

CARREKER CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Carreker Corporation

        We have audited the accompanying consolidated balance sheets of Carreker Corporation and subsidiaries (the Company) as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carreker Corporation at January 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2005 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Dallas, Texas
April 6, 2005

CARREKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

ASSETS

	January 31,
	2005	2004
Current assets
Cash and cash equivalents	$34,516	$28,605
Accounts receivable, net of allowance of $529 and $1,512 at January 31, 2005 and January 31, 2004, respectively	11,144	21,751
Prepaid expenses and other current assets	2,595	3,545

Total current assets	48,255	53,901
Property and equipment, net of accumulated depreciation of $20,194 and $17,140 at January 31, 2005 and January 31, 2004, respectively	6,604	6,690
Capitalized software costs, net of accumulated amortization of $12,426 and $11,050 at January 31, 2005 and January 31, 2004, respectively	3,245	2,028
Acquired developed technology, net of accumulated amortization of $15,773 and $11,153 at January 31, 2005 and January 31, 2004, respectively	9,927	14,547
Goodwill, net of accumulated amortization of $3,405 at January 31, 2005 and January 31, 2004	20,765	21,193
Customer relationships, net of accumulated amortization of $5,133 and $3,733 at January 31, 2005 and January 31, 2004, respectively	3,267	4,667
Deferred loan costs, net of accumulated amortization of $1,300 and $1,028 at January 31, 2005 and January 31, 2004, respectively	407	680
Other assets	549	824

Total assets	$93,019	$104,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$992	$913
Accrued compensation and benefits	7,818	9,219
Other accrued expenses	3,323	4,621
Income tax payable	339	80
Deferred revenue	22,181	25,231
Accrued merger and restructuring costs	1,004	1,898

Total current liabilities	35,657	41,962
Long-term debt	—	6,250

Total liabilities	35,657	48,212
Commitments and Contingencies
Stockholders' equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 24,852 and 24,357 shares issued at January 31, 2005 and January 31, 2004, respectively	249	244
Additional paid-in capital	110,992	108,757
Accumulated deficit	(53,876)	(52,680)
Less treasury stock, at cost: 1 common shares at January 31, 2005 and January 31, 2004	(3)	(3)

Total stockholders' equity	57,362	56,318

Total liabilities and stockholders' equity	$93,019	$104,530

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended January 31,
	2005	2004	2003
Revenues:
Consulting fees	$37,193	$34,064	$39,204
Software license fees	20,429	27,365	37,946
Software maintenance fees	43,293	45,122	41,858
Software implementation fees	14,799	18,103	24,310
Outsourcing service fees	139	—	—
Out-of-pocket expense reimbursements	3,038	4,254	6,458

Total revenues	118,891	128,908	149,776
Cost of revenues:
Consulting fees	18,989	20,470	25,067
Software license fees	7,960	8,020	7,701
Write-off of capitalized software costs and prepaid software royalties	—	—	954
Software maintenance fees	14,771	13,420	10,773
Software implementation fees	14,747	17,901	19,496
Outsourcing service fees	616	—	—
Out-of-pocket expenses	3,087	4,335	7,248

Total cost of revenues	60,170	64,146	71,239

Gross profit	58,721	64,762	78,537
Operating costs and expenses:
Selling, general and administrative	46,524	49,733	50,326
Research and development	8,644	7,471	11,307
Amortization of customer relationships	1,400	1,400	1,400
Goodwill impairment	—	—	46,000
Restructuring and other charges	3,682	1,901	2,945

Total operating costs and expenses	60,250	60,505	111,978

Income (loss) from operations	(1,529)	4,257	(33,441)
Other income (expense):
Interest income	306	266	414
Interest expense	(442)	(1,218)	(2,583)
Other income	1,037	601	505

Total other income (expense), net	901	(351)	(1,664)

Income (loss) before provision (benefit) for income taxes	(628)	3,906	(35,105)
Provision (benefit) for income taxes	568	200	(1,475)

Net income (loss)	$(1,196)	$3,706	$(33,630)

Basic earnings (loss) per share	$(0.05)	$0.16	$(1.45)

Diluted earnings (loss) per share	$(0.05)	$0.15	$(1.45)

Shares used in computing basic earnings (loss) per share	24,295	23,736	23,198

Shares used in computing diluted earnings (loss) per share	24,295	24,384	23,198

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2002	21,924	$219	$93,680	$(22,756)	27	$(515)	$70,628
Sale of common stock	1,282	13	9,310	—	—	—	9,323
Issuance of shares of common stock upon exercises of stock options	368	4	2,273	—	—	—	2,277
Net loss	—	—	—	(33,630)	—	—	(33,630)

Balance at January 31, 2003	23,574	236	105,263	(56,386)	27	(515)	48,598
Reissuance of treasury stock as restricted stock	—	—	(512)	—	(26)	512	—
Cancellation of restricted stock	(10)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	218	2	135	—	—	—	137
Issuance of shares of common stock upon exercises of stock options	575	6	3,871	—	—	—	3,877
Net income	—	—	—	3,706	—	—	3,706

Balance at January 31, 2004	24,357	244	108,757	$(52,680)	1	(3)	56,318
Cancellation of restricted stock	(83)	(1)	(64)	—	—	—	(65)
Compensation expense related to issuance of restricted stock	273	3	491	—	—	—	494
Issuance of shares of common stock upon exercises of stock options	305	3	1,808	—	—	—	1,811
Net loss	—	—	—	(1,196)	—	—	(1,196)

Balance at January 31, 2005	24,852	$249	$110,992	$(53,876)	1	$(3)	$57,362

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
Operating Activities:	2005	2004	2003
Net income (loss)	$(1,196)	$3,706	$(33,630)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,364	3,443	4,361
Amortization of capitalized software costs and acquired developed technology	5,994	5,311	5,882
Amortization of customer relationships	1,400	1,400	1,400
Goodwill impairment	—	—	46,000
Compensation earned under employee/director stock awards	429	137	—
Minority share of loss in Carretek LLC	(794)	(263)	—
Gain on sale of Cash Services Australia Pty Limited	(539)	—	—
Change in estimate related to restructuring and other charges	(1,282)	(540)	—
Write-off of capitalized software costs and prepaid software royalties	—	—	954
Provision (credit) for doubtful accounts	(729)	(60)	630
Amortization of deferred loan costs	273	352	432
Loss on sale of assets	6	—	1
Changes in operating assets and liabilities:
Accounts receivable	11,336	1,068	13,632
Prepaid expenses and other assets	1,634	5	939
Accounts payable and accrued expenses	(1,702)	(1,062)	(22,755)
Income taxes payable/receivable	158	241	4,823
Deferred revenue	(3,050)	6,814	(10,330)

Net cash provided by operating activities	15,302	20,552	12,339
Investing Activities:
Purchases of property and equipment	(3,284)	(1,158)	(3,527)
Software costs capitalized	(2,591)	(1,043)	(103)
Purchase of acquired developed software	—	(1,500)	—
Proceeds from disposition of assets	—	—	3

Net cash used in investing activities	(5,875)	(3,701)	(3,627)
Financing Activities:
Payments on long-term debt	(6,250)	(18,750)	(19,000)
Payment of deferred loan costs	—	(456)	—
Proceeds from exercises of stock options	1,811	3,877	2,277
Proceeds from sale of common stock	—	—	9,323
Proceeds of minority shareholder loan to Carretek LLC	923	97	—

Net cash used in financing activities	(3,516)	(15,232)	(7,400)

Net increase in cash and cash equivalents	5,911	1,619	1,312
Cash and cash equivalents at beginning of year	28,605	26,986	25,674

Cash and cash equivalents at end of year	$34,516	$28,605	$26,986

Supplemental disclosures of cash flow information:
Cash paid for interest	$185	$950	$2,206

Cash paid (received) for income taxes, net	$377	$259	$(6,071)

See accompanying notes.

CARREKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

        Carreker Corporation ("the Company," "Carreker," "our," "we") provides payments-related software, consulting and business process outsourcing solutions to financial institutions and financial service providers. These solutions help the Company's customers set winning strategies in their payment businesses; improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and/or improve the alignment of product offerings with customer needs.

2. Summary of Significant Accounting Procedures

  Principles of Consolidation and Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        In the years ended January 31, 2005 and 2004, the consolidated financial statements also contain Carretek LLC which is a 51% owned subsidiary. The minority interest and minority interest in income (loss) of Carretek LLC represent the 49% minority stockholders' investment and share of the loss of this consolidated subsidiary for the years ended January 31, 2005 and 2004.

        Certain prior year amounts have been reclassified to conform to the current year presentation. For the year ended January 31, 2004, selling, general and administrative expenses have been reduced by $836,000, while cost of sales-software maintenance fees, cost of sales-software implementation fees and research and development expenses increased $370,000, $185,000 and $281,000, respectively. The reclassification was made to conform the presentation of certain information technology costs to the presentation used for the years ended January 31, 2005 and 2003.

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

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts and shares in a demand money market account comprised of domestic and foreign commercial paper, certificates of deposit and U.S. government obligations which are maintained with nationally recognized financial institutions.

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

        A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables. Because the Company's accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company's products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk. Most of the Company's contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three years ended January 31, 2005, 2004 and 2003 were $254,000, $189,000 and $1.2 million, respectively.

        The fair value of accounts receivable approximates the carrying amount of accounts receivable.

        Accounts receivable, net of related deferred revenue and allowances, consist of the following (in thousands):

	January 31,
	2005	2004
Gross accounts receivable	$47,000	$56,909
Less related deferred revenue	(35,327)	(33,646)
Less allowance for doubtful accounts	(529)	(1,512)

Net accounts receivable	$11,144	$21,751

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

	January 31,
	2005	2004
Furniture	$5,089	$5,070
Equipment and software	20,440	17,686
Leasehold improvements	1,269	1,074

Total cost	26,798	23,830
Less accumulated depreciation and amortization	(20,194)	(17,140)

Net property and equipment	$6,604	$6,690

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

  Long Lived Assets

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed. This assessment involves the use of estimates related to fair market values of the Company's reporting units with which the goodwill is associated. The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company's reporting units decline, which would result in decreases in the related estimate of fair market value. The Company performs its annual impairment analysis as of November 1st of each year and whenever facts and circumstances indicate impairment may exist.

        The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). Under the provisions of SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

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

  Capitalized Software Costs and Acquired Developed Technology

        The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to five years). The Company capitalized $2.6 million, $1.0 million and $103,000 in the years ended January 31, 2005, 2004 and 2003, respectively. The Company developed software for sending and receiving check images, and is currently developing software for distributed capture of checks and check images and extending the functionality of the anti-money laundering software discussed below.

        The Company recorded amortization relating to software development costs capitalized of $1.4 million, $1.0 million, and $2.4 million in the years ended January 31, 2005, 2004 and 2003, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statement of operations.

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

        Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $4.6 million, $4.3 million and $4.1 million for the years ended January 31, 2005, 2004 and 2003, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

        The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology
2006	$517	$4,620
2007	407	4,107
2008	258	1,200

        The table does not include the estimated amortization expense for $2.1 million of capitalized software products that are currently being developed, and for which amortization has not commenced.

        The Company continually monitors the net realizable value of software capitalized and acquired developed technology for factors that would indicate impairment such as a decline in demand or a loss of a significant customer. During the quarterly period ended January 31, 2005, the Company performed its annual formal evaluation for impairment and determined that the carrying amount of these assets was not impaired and has subsequently noted no factors that would indicate impairment.

  Revenue Recognition

        The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" and Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables." In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

        Consulting Fees.    The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts usually on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues on a proportionate performance basis. The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-price contracts are recognized when estimatable. Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company. The Company must first commit time and resources to develop projections associated with value-pricing contracts before a customer will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the customer will purchase the solution. Costs associated with these value-pricing contracts are expensed as incurred. These contracts typically include payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length. The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from services with payments to the Company, the Company on occasion, may offer payment terms which extend beyond 12 months. When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

        In certain instances, especially with recently developed software, the Company defers software license revenue recognition until the earlier of the product being determined to be generally available and subject to revenue recognition or when the services are completed and the project is accepted by the customer. This practice is followed for the first two installations of a recently developed software product. After two successful implementations, the product is considered generally available ("GA").

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

        Outsourcing Services Fees.    While outsourcing revenue has been minimal to date, we currently recognize revenue based on the number of items processed multiplied by the contracted price per item. These services are currently billed on a monthly basis.

        The Company's contracts typically do not include right of return clauses, and as a result, the Company does not record a provision for returns.

  Royalties

        In connection with software license, maintenance, and consulting agreements, entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products. Under these arrangements, the Company recognizes royalty expense when the associated revenue is recognized. For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues. Approximately $2.3 million, $2.6 million and $2.5 million of royalty expense was recorded under these agreements in the years ended January 31, 2005, 2004 and 2003, respectively. Royalty expense is included as a component of the cost of consulting fees, cost of software license fees and cost of software maintenance fees in the accompanying consolidated statements of operations.

  Deferred Revenue

        Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

        Deferred revenue and advance payments from customers consist of the following (in thousands):

	January 31,
	2005	2004
Deferred software maintenance fees	$33,850	$35,917
Deferred software implementation and license fees	23,658	22,960

	57,508	58,877
Less related accounts receivable	(35,327)	(33,646)

	$22,181	$25,231

  Research and Development Costs

        Research and development costs, which are not subject to capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," ("SFAS 86") are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications. Sustaining maintenance activities are expensed as incurred and charged to cost of revenues-software maintenance fees.

  Other income (expense)

        Other income (expense) is comprised of the following (in thousands):

	Year Ended January 31,
	2005	2004	2003
Gain on sale of Cash Services Australia Pty. Limited.	$539	$—	$—
Equity in earnings of Cash Services Australia Pty. Limited.	(17)	172	81
Minority share of net loss of Carretek LLC	794	263	—
Foreign exchange gains (losses)	(279)	185	324
Other	—	(19)	100

Total	$1,037	$601	$505

        In April 2004, the Company sold its 25% interest in Cash Services Australia Pty. Limited. The carrying value of this investment was approximately $383,000 and the Company received $922,000 in proceeds collected in May 2004. As a result of this transaction, the Company recorded a $539,000 gain.

        During fiscal 2003, the Company formed Carretek LLC ("Carretek"), in which the Company owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes. The minority interest in this loss was recorded in other income (expense) and was $794,000 and $263,000 for the years ended January 31, 2005 and 2004.

  Income Taxes

        The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, it is more likely than not that the future tax benefits will not be realized.

  Earnings Per Share

        Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options and unvested restricted stock (using the treasury stock method), if such stock options and unvested restricted stock have a dilutive effect.

  Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee and director stock options. Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No.123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company continues to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method.

        The stock compensation expense recorded under the intrinsic value method is primarily the result of restricted common stock issued to employees and officers in fiscal years 2004 and 2003, respectively. The Company is amortizing the compensation expense on a straight line basis over the period that the restrictions on the common stock lapse.

        The Company recorded $429,000 and $137,000 of compensation expense, during the years ended January 31, 2005 and 2004, respectively. 425,070 restricted common shares remain outstanding at January 31, 2005.

        Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended January 31,
	2005	2004	2003
Net income (loss), as reported	$(1,196)	$3,706	$(33,630)
Stock compensation expense recorded under the intrinsic value method	429	137	—
Pro forma stock compensation expense computed under the fair value method	(4,525)	(4,147)	(5,108)

Pro forma net income (loss)	$(5,292)	$(304)	$(38,738)

Basic earnings (loss) per common share, as reported	$(0.05)	$0.16	$(1.45)

Diluted earnings (loss) per common share, as reported	$(0.05)	$0.15	$(1.45)

Pro forma basic earnings (loss) per common share	$(0.22)	$(0.01)	$(1.67)

Pro forma diluted earnings (loss) per common share	$(0.22)	$(0.01)	$(1.67)

        The pro forma net loss for the years ended January 31, 2004 and 2003 has been revised to eliminate the tax benefit previously recognized for the pro forma stock compensation expenses. This revision was necessary to conform with the Company's position of providing a full valuation allowance for its net deferred tax assets.

        The Company calculated the estimated fair value of each stock option using the Black-Scholes option-pricing model and utilized the following assumptions:

	Year Ended January 31,
	2005	2004	2003
Volatility	0.780	0.953	1.014
Weighted-average expected lives	5.250	4.500	4.500
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.96%	2.56%	4.0%
Weighted-average fair value of options granted	$6.12	$3.20	$4.49

  Risks and Uncertainties

        The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, information and data security requirements, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, realization of revenue from contracted sales, potential sales and backlog, changes in the accounting treatment of stock options and other share-based compensation and pending class action lawsuits. Negative trends in the Company's operating results could result in noncompliance with financial covenants related to its revolving credit agreement, which could impair the Company's future liquidity. See description of the Company's revolving credit agreement and related financial covenants in Note 4.

  Financial Guarantees

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

        The Company has agreed to indemnify members of the board of directors, officers and certain key employees of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are acting in their capacities on behalf of the Company, or by reason of anything done or not done by them in any such capacities. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability ("D&O insurance"). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors, officers and certain key employees of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against the members of its board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

  Recently Issued Accounting Standards

        On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB No. 25, and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt SFAS No. 123 (R) in the third quarter of fiscal 2005. SFAS No. 123 (R) permits companies to adopt its requirements using one of two methods:

  •
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

  •
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company is still assessing the appropriate transition method.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows. Had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share contained in Note 2 above under the caption Stock Based Compensation. Statement No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement currently does not have an effect on the Company as all of our deferred tax benefits are fully reserved, with a valuation allowance.

        In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 ("FIN 46")." In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen subsequently referred to as "FIN 46R". FIN 46 and FIN 46R provide a new framework for identifying variable interest entities ("VIEs") and determining when a company should include these assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

3. Goodwill and Intangible Assets

        Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets which include acquired developed technology and customer relationships are amortized over their estimated useful lives.

        Customer relationships with definite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $1.4 million during the years ended January 31, 2005, 2004 and 2003, respectively.

        The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2006	$1,400
2007	1,400
2008	467

        Certain accrued liabilities were recorded during the acquisition of Check Solutions Company in June 2001. During the year ended January 31, 2005, these estimates were revised and $428,000 of these accrued liabilities were reversed and recorded as a reduction of goodwill.

        During the fourth quarters of the years ended January 31, 2005 and 2004, the Company performed its annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired.

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

4. Revolving Credit Agreement

        The Company is a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006. Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt. Additionally, the payment of dividends is precluded except upon approval of the banks. Substantially all of the Company's assets collateralize the revolving credit agreement. As of January 31, 2005, the Company is in compliance with the covenants of the revolving credit agreement.

        The Company did not have any borrowings outstanding under the revolving credit agreement at January 31, 2005. Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs, on the credit agreement was $169,000, $864,000 and $2.1 million for the years ended January 31, 2005, 2004 and 2003, respectively.

5. Provision (Benefit) for Income Taxes

        The Company's provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2005	2004	2003
Federal:
Current	$(101)	$170	$(2,409)
Deferred	—	—	—

	(101)	170	$(2,409)
State and Foreign:
Current	669	30	934
Deferred	—	—	—

	669	30	934

	$568	$200	$(1,475)

        The provisions (benefit) for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision (benefit) for income taxes as follows (in thousands):

	Year Ended January 31,
	2005	2004	2003
Provision (benefit) for income taxes at statutory rate	$(220)	$1,328	$(11,935)
State and foreign income taxes, net of U.S. federal benefit	451	20	785
Nondeductible expenses	234	245	319
Change in valuation allowance	229	(1,581)	9,356
Other, net	(126)	188	—

Provision (benefit) for income taxes	$568	$200	$(1,475)

        During the quarterly period ended April 30, 2002, a tax benefit of approximately $1.9 million was generated by additional tax loss carrybacks available to the Company as a result of new tax legislation passed under the Job Creation and Workers Assistance Act of 2002.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("the Act") was signed into law, which provides for a special one-time tax deduction for certain foreign earnings that are repatriated in 2005. Based on the Company's review of the repatriation provisions of this Act, and our current tax position the Company believes the repatriation provisions of the Act will not be material.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2005	2004
Deferred tax assets:
Accruals not currently deductible	$1,403	$1,619
Allowance for doubtful accounts	191	545
Accrued merger and restructuring costs	312	682
Deferred revenue	—	3,088
Net operating loss	11,914	5,346
Intangible assets	17,649	18,064
Previously taxed income from foreign subsidiaries	235	—
Less valuation allowance	(29,969)	(28,432)

Total deferred tax assets	1,735	912

Deferred tax liabilities:
Depreciation of property and equipment	523	153
Capitalized software costs	1,168	730
Other	44	29

Total deferred tax liabilities	1,735	912

Net deferred tax liabilities	$—	$—

        At January 31, 2005, the Company had available to it Federal net operating loss carryforwards of approximately $33.1 million which begin to expire in 2022. The Company has established a valuation allowance to reserve its net deferred tax assets at January 31, 2005 and 2004 because the more likely than not criteria for future realization of the Company's net deferred tax assets specified in SFAS No. 109 "Accounting for Income Taxes", were not met.

6. Common Stock Offering

        On April 5, 2002, the Company sold 1,282,214 shares to a group of institutional investors in a private transaction. In connection with this transaction, the Company filed a registration statement on Form S-3 following the filing of its annual report on Form 10-K for the year ended January 31, 2002 seeking to register the resale of such shares. The Form S-3 was deemed effective on May 15, 2002. On April 5, 2002, the Company utilized the approximately $9.3 million of net proceeds that were received from the sale to satisfy obligations due to certain former employees of Check Solutions described in Note 14, with the remainder being used for working capital.

7. Benefit Plans

  Stock Option Plans

        Effective October 7, 1994, the Company adopted the 1994 Long Term Incentive Plan ("the Long Term Incentive Plan") under which all employees, consultants, officers and non-employee directors may be granted awards in the form of incentive stock options, non-qualified stock options and restricted shares. The exercise price per share for the common stock issued pursuant to stock options under the Long Term Incentive Plan shall be no less than 100% of the fair market value on the date the option is granted. Options granted under the Long Term Incentive Plan become exercisable and vest as determined by the Committee. To date, options granted under the Long Term Incentive Plan fully vest within three to five years from the date of grant. The term of each option granted under the Long Term Incentive Plan shall be as the Committee determines, but in no event shall any option have a term of longer than ten years from the date of grant. Options may be granted pursuant to the Long Term Incentive Plan through July 19, 2010.

        The Company has a Director Stock Option Plan ("the Director Plan") under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of the Company's Common Stock. Effective July 19, 2001, options granted under the Director Plan are granted at fair market value as of the grant date, vest at the rate of 25% per calendar quarter, and expire if not exercised ten years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. Prior to July 19, 2001, options granted under the Director Plan were granted at 50% of the fair market value on the grant date, became exercisable one year from the date of the grant or in one or more installments and expired fifteen years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. During the years ended January 31, 2005, 2004 and 2003, options to purchase 93,135 shares, 70,968 shares and 56,231 shares, respectively, of common stock were granted to Directors. Options granted to the Company's Board of Directors in the year ended January 31, 2005 were granted from the Long Term Incentive Plan.

        Stock option transactions under all plans for the years ended January 31, 2005, 2004 and 2003, are as follows (in thousands, except per share amounts):

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	4,167	$8.46	4,543	$9.29	4,363	$10.49
Granted	800	9.79	1,131	4.61	1,462	6.05
Exercised	(305)	5.96	(575)	6.74	(368)	6.18
Forfeited	(511)	8.05	(932)	8.89	(914)	11.08

Options outstanding at end of year	4,151	8.95	4,167	8.46	4,543	9.29

Options exercisable at end of year	2,336	$9.92	1,918	$10.41	1,908	$9.75

        Information related to options outstanding at January 31, 2005 is summarized below (in thousands, except per share amounts):

Range of Exercise Price	Options Outstanding at January 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at January 31, 2005	Weighted Average Exercise Price
$ 2.97 to $4.97	1,273	5.70	$4.62	486	$4.67
$ 5.06 to $8.90	963	5.18	7.84	736	7.90
$ 9.19 to $11.00	1,099	4.92	9.99	434	10.01
$11.05 to $25.44	816	6.12	15.61	680	15.80

	4,151			2,336

        As of January 31, 2005, the Company has reserved for issuance under the Long Term Incentive Plan 4,943,783 shares of common stock, of which 3,958,074 shares are subject to currently outstanding options to employees and directors, and 985,709 shares are reserved for future awards. As of January 31, 2005, the Company has reserved for issuance under the Director Plan 195,314 shares of Common Stock, of which 193,094 shares are subject to currently outstanding options, and 2,220 shares are reserved for future awards.

  401(k) Plan

        The Company has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code") whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which was reinstated as of January 31, 2004. Employer matching contributions amounted to $457,000, $53,000 and $0 for the fiscal years ended January 31, 2005, 2004 and 2003, respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contributions were made during the fiscal years ended January 31, 2005, 2004, or 2003.

  Incentive Compensation Plans

        Effective May 3, 2004, the variable compensation plan was terminated. The Company did not record expense under this plan for the years ended January 31, 2005 and 2004; however, the Company recorded expense of $1.5 million for the year ended January 31, 2003.

        The Carreker Incentive Bonus Plan ("CIBP") awards employees based on the Company's or the applicable business unit's operating results. Substantially all employees are eligible to receive cash awards under the CIBP. Awards from this plan are paid to employees subsequent to the end of the fiscal year. In the fiscal year ended January 31, 2005, 2004 and 2003, the Company recorded expense under this plan of approximately $1.8 million, $2.6 million and $1.6 million, respectively. At January 31, 2005, approximately $1.8 million of incentive bonus was accrued.

        The Company pays discretionary bonuses to key employees based primarily on the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $1.1 million, $958,000 and $853,000 for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

8. Lease Commitments

        The Company leases office facilities and certain equipment under operating leases for various periods. Leases that expire are generally expected to be renewed or replaced by other leases. The Company's corporate office lease agreement in Dallas, Texas has average minimum annual rent payments of $1.7 million and expires in 2010. Rental expense under operating leases for the fiscal years ended January 31, 2005, 2004 and 2003 was approximately $4.5 million, $4.8 million and $4.9 million, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows (in thousands):

        Year ending January 31:

2006	$3,607
2007	3,239
2008	2,887
2009	2,875
2010	2,105
Thereafter	816

Total	$15,529

9. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended January 31,
	2005	2004	2003
Basic earnings (loss) per share:
Net income (loss)	$(1,196)	$3,706	$(33,630)

Weighted average shares outstanding	24,295	23,736	23,198

Basic earnings (loss) per share	$(0.05)	$0.16	$(1.45)

Diluted earnings (loss) per share:
Net income (loss)	$(1,196)	$3,706	$(33,630)

Weighted average shares outstanding	24,295	23,736	23,198
Assumed conversion of employee stock options and unvested restricted stock	—	648	—

Shares used in diluted earnings per share calculation	24,295	24,384	23,198

Diluted earnings (loss) per share	$(0.05)	$0.15	$(1.45)

        Options totaling 4,151,168, 2,705,293 and 4,543,444 in fiscal years ending January 31, 2005, 2004 and 2003 respectively, have been excluded from the diluted earnings per share computation, as the options were anti-dilutive.

10. Contingencies

        On June 15, 2004, by mutual agreement between the parties, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders' derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles ("GAAP"), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (the form of, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.

        On June 2, 2003, in the District Court, Dallas County, Texas, Walter Evans brought a shareholders' derivative action, for the benefit of Nominal Defendant Carreker Corporation against James D. Carreker, John D. Carreker, Jr., James R. Erwin, James L. Fischer, Michael D. Hansen, Donald L. House, Richard R. Lee, Jr., David K. Sias, Ronald J. Steinhart, and Ernst & Young, LLP and Carreker Corporation, Nominal Defendant (Cause No. 0305505). The complaint alleges that the director defendants breached their fiduciary duty to the company. In addition the complaint makes certain allegations against the Company's independent registered public accounting firm Ernst & Young LLP. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the director defendants.

        On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits against the Company, John D. Carreker Jr. and Terry L. Gage into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. Also, on March 3, 2003, Claude Alton Coulter filed a purported class action lawsuit (Civil Action No. 503-CV-5-Q) against the Company, John D. Carreker Jr. and Terry L. Gage in the United States District Court for the Eastern District of Texas, Texarkana Division. These complaints, filed on behalf of purchasers of the Company's common stock between May 20, 1998 and December 10, 2002, inclusive, allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. These complaints also allege, among other things, that defendants artificially inflated the value of the Company's stock by knowingly or recklessly misrepresenting the Company's financial results during the purported class period. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 22, 2005, the Court dismissed claims by purchasers of the Company's common stock prior to July 30, 1999.

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

11. Business Segments and Revenue Concentration

        The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting. Certain prior year amounts have been reclassified to conform with the current year business segment presentation. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. Included in "Corporate Unallocated" are costs related to selling and marketing, unallocated corporate overhead expense and general software management. Business segment results, which include costs for research and development as well as product royalty expense, the amortization and impairment of goodwill and intangible assets, the write-off of capitalized software costs and restructuring and other charges, were as follows (in thousands):

	Year ended January 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$34,015	$425	$2,753	$—	$37,193
Software license fees	326	20,070	33	—	20,429
Software maintenance fees	992	41,445	856	—	43,293
Software implementation fees	673	13,373	753	—	14,799
Outsourcing services fees	—	—	—	139	139
Out-of-pocket expense reimbursements	1,398	1,251	389	—	3,038

Total revenues	$37,404	$76,564	$4,784	$139	$118,891

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$17,379	$13,909	$(1,900)	$(25,835)	$3,553
Amortization of customer relationships	—	1,400	—	—	1,400
Restructuring and other charges (credits)	1,837	(468)	248	2,065	3,682

Income (loss) from operations	$15,542	$12,977	$(2,148)	$(27,900)	$(1,529)

	Year ended January 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$32,247	$222	$1,595	$—	$34,064
Software license fees	2,608	24,667	90	—	27,365
Software maintenance fees	1,141	43,091	890	—	45,122
Software implementation fees	984	16,204	915	—	18,103
Out-of-pocket expense reimbursements	1,564	2,244	446	—	4,254
Intercompany revenue	—	(165)	165	—	—

Total revenues	$38,544	$86,263	$4,101	$—	$128,908

Income (loss) from operations before amortization of customer relationships and merger, restructuring and other charges	$18,414	$23,245	$(3,781)	$(30,320)	$7,558
Amortization of customer relationships	—	1,400	—	—	1,400
Restructuring and other charges (credits)	—	(529)	571	1,859	1,901

Income (loss) from operations	$18,414	$22,374	$(4,352)	$(32,179)	$4,257

	Year ended January 31, 2003
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$31,909	$402	$6,893	$—	$39,204
Software license fees	959	36,133	854	—	37,946
Software maintenance fees	651	40,354	853	—	41,858
Software implementation fees	1,688	21,482	1,140	—	24,310
Out-of-pocket expense reimbursements	1,969	2,720	1,769	—	6,458
Intercompany revenue	—	(479)	479	—	—

Total revenues	$37,176	$100,612	$11,988	$—	$149,776

Income (loss) from operations before amortization and impairment of goodwill and customer relationships and merger, restructuring and other charges	$16,846	$32,564	$(1,486)	$(30,066)	$17,858
Amortization of customer relationships	—	1,400	—	—	1,400
Goodwill impairment	—	46,000	—	—	46,000
Write-off of capitalized software costs and prepaid software royalties	—	954	—	—	954
Restructuring and other charges	20	445	133	2,347	2,945

Income (loss) from operations	$16,826	$(16,235)	$(1,619)	$(32,413)	$(33,441)

        During the three months ended July 31, 2003, the Company formed Carretek LLC (Carretek), a 51% jointly owned company to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs. During July 2004, Carretek signed its first contract to perform outsourced services with a customer. As this outsourcing business is in the development phase and its operations immaterial, the financial results for the fiscal years 2004 and 2003 are contained in the Corporate-Unallocated business segment in the tables above.

        For the fiscal year 2004, Carretek recorded $139,000 of revenue and recorded expense of $1.8 million. Accordingly, the 49% share, or $794,000, of the minority interest in this loss was recorded in other income in the accompanying consolidated statements of operations. The Company and its partner have funded Carretek to date with an aggregate amount of $2.1 million from both partners consisting of $100,000 in equity and $2.0 million in the form of notes payable.

        For the fiscal year 2003, Carretek did not record any revenue and incurred expense of $537,000. Accordingly, the 49% share or $263,000 of the minority interest in this loss was recorded in other income in the accompanying consolidated statements of operations.

        The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company's largest customer and top five customers during the periods indicated.

	Year Ended January 31,
	2005	2004	2003
Single customer	14%	9%	10%
Top five customers	31%	28%	34%

        Wells Fargo accounted for approximately 14% of total revenues during the year ended January 31, 2005, no single customer accounted for greater than 10% of total revenues during the year ended January 31, 2004 and U.S. Bank, N.A. accounted for approximately 10% of total revenues during the year ended January 31, 2003.

        The Company markets its solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, for fiscal years ended indicated attributed to countries based on the location of the customers were as follows (in thousands):

	Year Ended January 31,
	2005		2004		2003
	Amount	Percent of total revenues	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$88,643	76%	$94,202	75%	$116,018	81%
Europe	11,206	10	14,949	12	9,794	7
Asia Pacific	4,103	3	4,508	4	4,880	3
Canada	5,395	5	6,234	5	8,711	6
South Africa	5,738	5	3,996	3	3,634	3
Other	768	1	765	1	281	—

Total revenues	$115,853	100%	$124,654	100%	$143,318	100%

12. Restructuring and Other Charges

        The Company recorded various restructuring and other charges (credits) during the fiscal years ended January 31, 2005, 2004 and 2003 as follows (in thousands):

	Workforce Reductions	Charges/ Credits relating to CheckFlow Suite	Facility Closures	EPG Litigation Settlement	Legal and Professional Fees	Other	Total
Fiscal Year Ended January 31, 2003:
Quarterly period ended January 31, 2003	$633	$—	$—	$—	$2,312	$—	$2,945

Total year ended January 31, 2003	$633	$—	$—	$—	$2,312	$—	$2,945

Fiscal Year Ended January 31, 2004:
Quarterly period ended April 30, 2003	$545	$—	$—	$—	$139	$—	$684
Quarterly period ended July 31, 2003	648	—	—	—	130	—	778
Quarterly period ended October 31, 2003	(251)	—	(119)	—	141	—	(229)
Quarterly period ended January 31, 2004	390	—	—	—	181	97	668

Total year ended January 31, 2004	$1,332	$—	$(119)	$—	$591	$97	$1,901

Fiscal Year Ended January 31, 2005:
Quarterly period ended April 30, 2004	$308	$—	$—	$1,686	$521	$—	$2,515
Quarterly period ended July 31, 2004	192	(1,215)	—	14	1,206	—	197
Quarterly period ended October 31, 2004	246	—	—	—	20	—	266
Quarterly period ended January 31, 2005	727	(67)	44	—	—	—	704

Total year ended January 31, 2005	$1,473	$(1,282)	$44	$1,700	$1,747	$—	$3,682

  Fiscal Year Ended January 31, 2003

        During the quarterly period ended January 31, 2003, the Company recorded a charge of $633,000 related to severance costs for 44 employees that were terminated. Additionally, the Company recorded a charge for approximately $2.3 million for legal and professional fees related to the special investigation and restatement efforts.

  Fiscal Year Ended January 31, 2004

        The Company recorded $545,000 in restructuring and other charges during the three month period ended April 30, 2003, principally associated with the separation of 17 employees, within both the Corporate and Global Payments Consulting ("GPC") business segments. During the quarterly period ended April 30, 2003, the Company recorded a charge of $139,000 relating to legal and professional fees relating to the Company's restatement efforts and the shareholder legal actions described in Note 10.

        The Company recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within both the Corporate and GPC business segments. During the quarterly period ended July 31, 2003, the Company recorded a charge of $130,000 relating to legal fees relating to the shareholder legal actions described in Note 10.

        As part of the Company's settlement with one of the CheckFlow Suite customers, the customer agreed to pay the Company for the replacement product and installation. These payments were recorded directly to this reserve and all future expenditures to install the replacement product have been charged against this reserve. During the quarterly period ended July 31, 2003, $366,000 was received from this customer.

        The Company recorded $170,000 in restructuring and other charges during the three month period ended October 31, 2003, principally associated with the separation of 3 employees within the Corporate business segment. During the quarterly period ended October 31, 2003, the Company recorded a charge of $141,000 relating to legal fees relating to the shareholder legal actions described in Note 10.

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

        The Company recorded $390,000 of restructuring and other charges during the three months ended January 31, 2004, principally associated with the separation of 11 employees. The Company also discontinued the marketing of one of our software offerings and recorded a $97,000 charge. Finally, the Company recorded a charge of $181,000 relating to legal fees related to the shareholder legal actions described in Note 10.

  Fiscal Year Ended January 31, 2005

        The Company recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees. During the quarterly period ended April 30, 2004, the Company recorded a charge of $521,000 relating to legal and professional fees relating to the Company's legal actions described in Note 10.

        The Company expensed $1.686 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.

        The Company recorded $192,000 in restructuring and other charges during the three month period ended July 31, 2004, principally associated with the separation of 8 employees. During the quarter ended July 31, 2004, the Company recorded a charge of $36,000 relating to legal and professional fees relating to the Company's shareholder legal actions described in Note 10.

        An additional $14,000 was expensed and the entire $1.7 million EPG settlement was paid to the plaintiff. Additionally, the Company recorded a charge for the litigation costs related to this legal action totaling $1.2 million during the three month period ended July 31, 2004.

        The Company received a final payment of $455,000 from a customer in the settlement with one of its original CheckFlow Suite customers. This payment was recorded directly to this reserve. Concurrently, based on revised cost estimates, the Company lowered its estimate of the cost to develop and install any additional software, or software modifications, with these customers and reversed approximately $1.2 million of this reserve during the three month period ended July 31, 2004.

        The Company recorded $246,000 in restructuring and other charges during the three month period ended October 31, 2004, principally associated with the separation of 6 employees. During the quarter ended October 31, 2004, the Company recorded a charge of $20,000 relating to legal and professional fees relating to the Company's shareholder and other legal actions described in Note 10.

        The Company recorded $727,000 in restructuring and other charges during the three month period ended January 31, 2005, principally associated with the separation of 16 employees. Based on revised cost estimates, the Company lowered by $67,000 the estimate of the cost to develop and install additional software, or modify software for the original CheckFlow customers. Finally, the Company recorded a charge of $44,000 related to the closure of the facility in Atlanta, Georgia.

        The activity related to the accrued merger and restructuring charge reserve balance during the years ended January 31, 2005, 2004 and 2003 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total
Reserve balance at January 31, 2002	$3,670	$7,213	$367	$—	$11,250
Additions to reserve balance:
Severance charges	633	—	—	—	633
Reductions to reserve balances:
Cash paid	(3,222)	(6,068)	(243)	—	(9,533)

Reserve balance at January 31, 2003	1,081	1,145	124	—	2,350
Additions to reserve balance:
Severance charges	1,753	—	—	—	1,753
Discontinuation of software product	—	—	—	97	97
Cash received from customer	—	366	—	—	366
Reductions to reserve balances:
Change in estimate	(421)	—	(119)	—	(540)
Cash paid	(1,913)	(215)	—	—	(2,128)

Reserve balance at January 31, 2004	500	1,296	5	97	1,898
Additions to reserve balance:
Severance charges	1,473	—	—	—	1,473
Cash received from customer	—	455	—	47	502
Facility closure charge for Atlanta, GA	—	—	44	—	44
Reductions to reserve balances:
Change in estimate	—	(1,282)	—	—	(1,282)
Cash paid	(1,321)	(269)	—	(41)	(1,631)

Reserve balance at January 31, 2005	$652	$200	$49	$103	$1,004

        The Company anticipates the remaining reserve accruals at January 31, 2005 will be paid or remaining customer obligations completed within the next 12-15 months.

13. Write-off of Capitalized Software Costs and Prepaid Software Royalties

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

14. Related Party Transactions

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 ("Exchange Act"), and to process, summarize and disclose this information within the time periods specified in the rules under the Exchange Act.

        Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). As of January 31, 2005, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2005 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2005.

        Management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report appears below.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Carreker Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Carreker Corporation maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carreker Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Carreker Corporation maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Carreker Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carreker Corporation and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2005 of Carreker Corporation and our report dated April 6, 2005 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Dallas, Texas
April 6, 2005

Item 9B. Other Information.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item is partially contained under the heading "Executive Officers of the Company" in Part I Item 1 of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2005 Annual Stockholders Meeting (the "Proxy Statement") under the heading "Election of Directors," and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our Proxy Statement under the heading "Corporate Governance" and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions.

        To the extent that any disclosure is required information regarding Certain Relationships and Related Transactions is hereby incorporated by reference from the section entitled "Certain Transactions and Business Relationships" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

        Information regarding fees and services is hereby incorporated by reference from the section entitled "Accounting Fees and Services" in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The following financial statements are filed as part of this report:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 31, 2005 and 2004
Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders' Equity for the years ended January 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
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
10.1
Credit Agreement, dated June 6, 2001, among the Company as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 8, 2001).
10.2
Second Amendment to Credit Agreement effective October 31, 2001 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed December 14, 2001).
10.3
Third Amendment to Credit Agreement effective July 31, 2002 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Compass Bank as Syndication Agent (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).
10.4
Fourth Amendment to Credit Agreement effective July 31, 2003 among Carreker Corporation as Borrower, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank) as Administrative Agent and Issuing Bank, and Comerica Bank as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed September 11, 2003).
10.5
Office Lease between Granite Tower, Ltd. And the Company dated as of March 31, 1999 (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for fiscal year ended January 31, 1999).
10.6	Office Lease between Granite Tower, Ltd. And the Company dated August 31, 1999 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K for fiscal year ended January 31, 2000).
†10.7	Carreker Corporation Third Amended and Restated 1994 Long Term Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on May 30, 2001).
†10.8	Carreker Corporation Director Stock Option Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed on May 30, 2001).
10.9
Form of Indemnification Agreement between the Company and its Officers (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

10.10
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).
10.11
Termination and License Agreement dated December 27, 2001 by and between the Company and Exchange Applications, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
10.12
Agreement and Release dated November 2, 2001 by and between the Company and Pegasystems, Inc. (incorporated by reference to to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 2002).
†10.13
Employment Agreement dated January 31, 1997 between the Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399))
†10.14	Employment Agreement dated October 6, 2003 between the Company and Lisa Peterson (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed December 11, 2003).
*†10.15	Employment Agreement dated November 15, 2004 between the Company and Suzette L. Massie.
*21.1	Subsidiaries of the Company.
(a) Carreker, Ltd. (b) Carreker Holdings Australia Pty, Ltd. (c) Carreker Canada, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on first signature page).
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Tod V. Mongan, Corporate Secretary, 4055 Valley View Lane, Suite 1000, Dallas, TX 75244.

*
Filed herewith.

(b)
See description of Exhibits listed above.

(c)
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

Dated: April 11, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 11, 2005.

Signatures	Title

/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ LISA K. PETERSON Lisa K. Peterson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JAMES D. CARREKER James D. Carreker	Director
/s/ J. COLEY CLARK J. Coley Clark	Director
/s/ JAMES R. ERWIN James R. Erwin	Director
/s/ DONALD L. HOUSE Donald L. House	Director
/s/ KEITH W. HUGHES Keith W. Hughes	Director
/s/ RICHARD R. LEE, JR. Richard R. Lee, Jr.	Director
/s/ DAVID K. SIAS David K. Sias	Director
/s/ RONALD G. STEINHART Ronald G. Steinhart	Director
/s/ GREGORY B. TOMLINSON Gregory B. Tomlinson	Director