Form 10-Q
period 2005-04-30
CARREKER CORP
filed 2005-06-08
CIK 1057709

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 2005.

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

Common Stock, $.01 par value --- 24,539,636 shares as of May 31, 2005.

CARREKER CORPORATION

Index

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at April 30, 2005 and January 31, 2005

Condensed Consolidated Statements of Operations for the three months ended April 30, 2005 and 2004

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 30, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2005 and 2004

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

SIGNATURES

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	April 30,	January 31,
	2005	2005

ASSETS
Current assets
Cash and cash equivalents	$35,745	$34,516
Accounts receivable, net of allowance of $504 and $529 at April 30, 2005 and January 31, 2005, respectively	10,736	11,144
Prepaid expenses and other current assets	3,216	2,595
Total current assets	49,697	48,255

Property and equipment, net of accumulated depreciation of $20,785 and $20,194 at April 30, 2005 and January 31, 2005, respectively	6,509	6,604
Capitalized software costs, net of accumulated amortization of $12,692 and $12,426 at April 30, 2005 and January 31, 2005, respectively	3,416	3,245
Acquired developed technology, net of accumulated amortization of $16,928 and $15,773 at April 30, 2005 and January 31, 2005, respectively	8,772	9,927
Goodwill, net of accumulated amortization of $3,405 at April 30, 2005 and January 31, 2005	20,765	20,765
Customer relationships, net of accumulated amortization of $5,483 and $5,133 at April 30, 2005 and January 31, 2005, respectively	2,917	3,267
Deferred loan costs, net of accumulated amortization of $1,368 and $1,300 at April 30, 2005 and January 31, 2005, respectively	340	407
Other assets	829	835
Total assets	$93,245	$93,305

Current liabilities
Accounts payable	$874	$992
Accrued compensation and benefits	5,953	7,818
Other accrued expenses	3,639	3,609
Income tax payable	350	339
Deferred revenue	23,981	22,181
Accrued merger and restructuring costs	561	1,004
Total current liabilities	35,358	35,943
Other long-term liabilities	196	—
Total liabilities	35,554	35,943

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value:
2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value:
100,000 shares authorized; 24,857 and 24,852 shares issued at April 30, 2005 and January 31, 2005, respectively	249	249
Additional paid-in capital	111,172	110,992
Accumulated deficit	(53,378)	(53,876)
Less treasury stock, at cost	(352)	(3)
Total stockholders’ equity	57,691	57,362
Total liabilities and stockholders’ equity	$93,245	$93,305

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,
	2005	2004

Revenues:
Consulting fees	$8,318	$9,057
Software license fees	3,359	5,856
Software maintenance fees	11,312	11,084
Software implementation fees	4,134	2,879
Outsourcing service fees	257	—
Out-of-pocket expense reimbursements	818	890
Total revenues	28,198	29,766

Cost of revenues:
Consulting fees	4,241	4,529
Software license fees	1,536	1,598
Software maintenance fees	3,975	3,798
Software implementation fees	2,973	3,369
Outsourcing service fees	579	—
Out-of-pocket expenses	790	943
Total cost of revenues	14,094	14,237
Gross profit	14,104	15,529

Operating costs and expenses:
Selling, general and administrative	10,904	12,192
Research and development	2,521	1,708
Amortization of customer relationships	350	350
Restructuring and other charges	95	2,515
Total operating costs and expenses	13,870	16,765
Income (loss) from operations	234	(1,236)

Other income (expense):
Interest income	144	48
Interest expense	(105)	(108)
Other income	306	484
Total other income (expense), net	345	424
Income (loss) before provision for income taxes	579	(812)
Provision for income taxes	81	—
Net income (loss)	$498	$(812)
Basic earnings (loss) per share	$0.02	$(0.03)
Diluted earnings (loss) per share	$0.02	$(0.03)
Shares used in computing basic earnings (loss) per share	24,425	24,376
Shares used in computing diluted earnings (loss) per share	24,867	24,376

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at January 31, 2005	24,852	$249	$110,992	$(53,876)	1	$(3)	$57,362

Cancellation of restricted stock	(5)	—	(12)	—	—	—	(12)
Compensation expense related to issuance of restricted stock	—	—	140	—	—	—	140
Issuance of shares of common stock upon exercises of stock options	10	—	52	—	—	—	52
Common stock repurchases	—	—	—	—	70	(349)	(349)
Net income	—	—	—	498	—	—	498
Balance at April 30, 2005	24,857	$249	$111,172	$(53,378)	71	$(352)	$57,691

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended April 30,
	2005	2004
Operating Activities:
Net income (loss)	$498	$(812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	793	822
Amortization of capitalized software costs and acquired developed technology	1,421	1,394
Amortization of customer relationships	350	350
Amortization of deferred loan costs	68	68
Compensation earned under restricted stock plan	128	35
Minority share of loss in Carretek LLC	(318)	(86)
Non-cash charge for merger costs	(32)	—
EPG Litigation settlement	—	1,686
Allowance for doubtful accounts	7	(180)
Gain on sale of Cash Services Australia Pty. Limited	—	(539)
Changes in operating assets and liabilities:
Accounts receivable	401	6,773
Prepaid expenses and other assets	(324)	301
Accounts payable and accrued expenses	(2,692)	(3,273)
Income taxes payable/receivable	10	(33)
Deferred revenue	1,800	3,244
Net cash provided by operating activities	2,110	9,750

Investing Activities:
Purchases of property and equipment	(698)	(231)
Computer software costs capitalized	(437)	(910)
Net cash used in investing activities	(1,135)	(1,141)

Financing Activities:
Payments on long-term debt	—	(6,250)
Proceeds from exercises of stock options	52	375
Purchase of treasury stock	(349)	—
Proceeds of minority shareholder cash advances to Carretek LLC	551	147
Net cash provided by (used in) financing activities	254	(5,728)
Net increase in cash and cash equivalents	1,229	2,881
Cash and cash equivalents at beginning of period	34,516	28,605
Cash and cash equivalents at end of period	$35,745	$31,486

Supplemental disclosures of cash flow information:
Cash paid for interest	$38	$71
Cash paid for income taxes, net	$76	$33

See accompanying notes.

Carreker Corporation
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended April 30, 2005 and 2004

1.              Description of Business

Carreker Corporation (“the Company,” “Carreker,” “our,” “we”) provides payments-related software, consulting and business process outsourcing solutions to financial institutions and financial service providers.  These solutions help the Company’s customers set winning strategies in their payment businesses; improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and/or improve the alignment of product offerings with customer needs.

2.              Summary of Significant Accounting Procedures

Principles of Consolidation and Presentation

The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements also reflect the operations of Carretek LLC, which is a 51% owned subsidiary.  The minority interest and minority interest in income (loss) of Carretek LLC represent the 49% minority stockholder’s investment and share of the loss of this consolidated subsidiary.

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The accompanying financial statements reflect all adjustments (consisting of normal recurring entries) which in the opinion of management are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three months ended April 30, 2005 are not necessarily indicative of full-year results.

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

Foreign Currency Translation

The Company considers the U.S. Dollar to be the functional currency for its international subsidiaries.  All remeasurement adjustments are recorded in the consolidated statements of operations.

Accounts Receivable and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  The Company places temporary cash investments with major banks and limits its exposure with any one financial institution.

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables.  Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three months ended April 30, 2005 and 2004 were $32,000 and $0, respectively.

The fair value of accounts receivable approximates the carrying amount of accounts receivable.

Accounts receivable, net of related deferred revenue and allowances, consist of the following (in thousands):

	April 30,	January 31,
	2005	2005

Gross accounts receivable	$32,504	$47,000
Less related deferred revenue	(21,264)	(35,327)
Less allowance for doubtful accounts	(504)	(529)
Net accounts receivable	$10,736	$11,144

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the respective useful lives of the assets.   The components of property and equipment are as follows (in thousands):

	April 30,	January 31,
	2005	2005

Furniture	$5,071	$5,069
Equipment and software	20,939	20,446
Leasehold improvements	1,284	1,283
Total cost	27,294	26,798

Less accumulated depreciation and amortization	(20,785)	(20,194)
Net property and equipment	$6,509	$6,604

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

Long Lived Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed.  This assessment involves the use of estimates related to fair market values of the Company’s reporting units with which the goodwill is associated.  The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company’s reporting units decline significantly, which could result in decreases in the related estimate of fair market value.  The Company performs its annual impairment analysis as of November 1st of each year and whenever facts and circumstances indicate impairment may exist.

The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).  Under the provisions of SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

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

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All software development costs capitalized are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to five years). The Company capitalized $437,000 and $910,000 in the three months ended April 30, 2005 and 2004, respectively.  The Company developed software for sending and receiving check images, and is currently developing software for distributed capture of checks and check images and extending the functionality of its anti-money laundering software and other Risk solutions.  In the three months ended April 30, 2005, the Company also began development of a product to verify cash logistic invoices with automated precision and an internet-based track and trace system that streamlines the cash delivery management process.

The Company recorded amortization relating to software development costs capitalized of $266,000 and $239,000 in the three months ended April 30, 2005 and 2004, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions.  These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.2 million for the three months ended April 30, 2005 and 2004, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology
2006	$429	$3,465
2007	573	4,107
2008	410	1,200

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

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction–Type and Certain Production–Type Contracts.”

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

Outsourcing Services Fees.  While outsourcing revenue has been minimal to date, we currently recognize revenue based on the number of items processed.  These services are currently billed on a monthly basis.

The Company’s contracts typically do not include right of return clauses, and as a result, the Company does not record a provision for returns.

Royalties

In connection with software license, maintenance, and consulting agreements, entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products.  Under these arrangements, the Company recognizes royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues.  Approximately $214,000 and $256,000 of royalty expense was recorded under these agreements in the three months ended April 30, 2005 and 2004, respectively.  Royalty expense is included as a component of the cost of consulting fees, cost of software license fees and cost of software maintenance fees in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

Deferred revenue and advance payments from customers consist of the following (in thousands):

	April 30,	January 31,
	2005	2005

Deferred software maintenance fees	$27,591	$33,850
Deferred software implementation and license fees	17,654	23,658
	45,245	57,508
Less related accounts receivable	(21,264)	(35,327)
Net deferred revenue	$23,981	$22,181

Research and Development Costs

Research and development costs which are not subject to capitalization under Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications.  Sustaining maintenance activities are expensed as incurred and charged to cost of revenues — software maintenance fees.

Other income (expense)

Other income (expense) is comprised of the following (in thousands):

	Three Months Ended April 30,
	2005	2004

Gain on sale of Cash Services Australia Pty. Limited	$—	$539
Equity in loss of Cash Services Australia Pty. Limited	—	(17)
Minority share of net loss of Carretek LLC	318	86
Foreign exchange losses	(17)	(129)
Other	5	5
Total	$306	$484

In April 2004, the Company sold its 25% interest in Cash Services Australia Pty. Limited.  The carrying value of this investment was approximately $383,000 and the Company received $922,000 in proceeds collected in May 2004.  As a result of this transaction, the Company recorded a $539,000 gain.

The Company owns a 51% interest in Carretek LLC (“Carretek”), which offers financial institutions offshore-centric outsourcing of their business processes.  The minority interest in this loss was recorded in other income (expense) and was $318,000 and $86,000 for the three months ended April 30, 2005 and 2004, respectively.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee and director stock options.  Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.”  SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement.  In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No.123,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  The Company continues to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method.

The stock compensation expense recorded under the intrinsic value method is primarily the result of restricted common stock issued to employees and officers in fiscal years 2004 and 2003.  The Company is amortizing the compensation expense on a straight line basis over the period that the restrictions on the common stock lapse.

The Company recorded $128,000 and $35,000 of compensation expense during the three months periods ended April 30, 2005 and 2004, respectively.  419,470 unvested restricted common shares remain outstanding at April 30, 2005.

Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2005	2004

Net income (loss), as reported	$498	$(812)
Stock compensation expense recorded under the intrinsic value method	128	35
Pro forma stock compensation expense computed under the fair value method	(767)	(951)
Pro forma net loss	$(141)	$(1,728)

Basic earnings (loss) per common share, as reported	$0.02	$(0.03)
Diluted earnings (loss) per common share, as reported	$0.02	$(0.03)
Pro forma basic loss per common share	$(0.01)	$(0.07)
Pro forma diluted loss per common share	$(0.01)	$(0.07)

The Company calculated the estimated fair value of each stock option using the Black-Scholes option-pricing model and utilized the following assumptions:

	Three Months Ended April 30,
	2005	2004

Volatility	.905	.887
Weighted-average expected lives	4.00	4.50
Expected dividend yields	—	—
Weighted-average risk-free interest rates	3.83%	2.79%
Weighted-average fair value of options granted	$4.32	$6.20

Risks and Uncertainties

The Company’s future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, our ability to protect our information technology infrastructure, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, realization of revenue from contracted sales, potential sales and backlog, changes in the accounting treatment of stock options and other share-based compensation and pending class action lawsuits.

Financial Guarantees

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

Under the terms of the majority of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensee against any loss, expense, or liability from any damages that may be awarded against its customer.  The Company includes this infringement indemnification in all of its software license agreements.  In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service.  The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses.  The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

The Company has agreed to indemnify members of the board of directors, officers and certain key employees of the Company if they are made a party or are threatened to be made a party to any proceeding by reason of the fact that they are acting in their capacities on behalf of the Company, or by reason of anything done or not done by them in any such capacities.  The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith.  The Company maintains insurance coverage for directors and officers liability (“D&O insurance”).  No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors, officers and certain key employees of the Company.  The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against the members of its board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance.  As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123.  SFAS No. 123 (R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company expects to adopt SFAS No. 123 (R) in the first quarter of fiscal 2006.  SFAS No. 123 (R) permits companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is still assessing the appropriate transition method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123 (R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows.  Had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share contained in Note 2 above under the caption Stock Based Compensation.  Statement No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.  This requirement currently does not have an effect on the Company as all of our deferred tax benefits are fully reserved, with a valuation allowance.

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 (“FIN 46”).”  In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen (subsequently referred to as “FIN 46R”).  FIN 46 and FIN 46R provide a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include these assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple Deliverable Revenue Arrangements.”  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted.  Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).”  The adoption of EITF 00-21 did not have a significant impact on the Company’s accounting for multiple element arrangements.

3.              Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.  Other intangible assets, which include acquired developed technology and customer relationships, are amortized over their estimated useful lives.

Customer relationships with definite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 during the three months ended April 30, 2005 and 2004, respectively.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2006	$1,050
2007	1,400
2008	467

4.              Revolving Credit Agreement

The Company is a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  The Company did not have any borrowings outstanding under the revolving credit agreement at April 30, 2005.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded except upon approval of the banks.  Substantially all of the Company’s assets collateralize the revolving credit agreement.  As of April 30, 2005, the Company is in compliance with the covenants of the revolving credit agreement.

Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs on the credit agreement was $37,000 and $39,000 for the three months ended April 30, 2005 and 2004, respectively.

5.              Provision for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at April 30, 2005 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The tax provision was $81,000 and $0 for the three months ended April 30, 2005 and 2004, respectively, which consists of a provision for foreign taxes.  No U.S. Federal or State tax expense was recorded in the three months ended April 30, 2005 due to the availability of net operating losses from prior years.  No U.S. Federal tax benefit was recorded during the three months ended April 30, 2004 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

6.              Benefit Plans

401(k) Plan

The Company has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code (“the Code”) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which was reinstated as of January 31, 2004.  Employer matching contributions amounted to $338,000 and $165,000 for the three months ended April 30, 2005 and 2004, respectively. The Company may make additional contributions at the discretion of the Board of Directors.  No discretionary contributions were made during the three months ended April 30, 2005 and 2004.

Incentive Compensation Plans

The Carreker Incentive Bonus Plan (“CIBP”) awards employees bonuses based on the Company’s or the applicable business unit’s operating results.  Substantially all employees are eligible to receive cash awards under the CIBP.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  In the three months ended April 30, 2005 and 2004, the Company recorded expense under this plan of approximately $244,000 and $106,000, respectively.

The Company pays discretionary bonuses to key employees based primarily on the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $265,000 and $101,000 for the three months ended April 30, 2005 and 2004, respectively.

7.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2005	2004

Basic earnings (loss) per share:
Net income (loss)	$498	$(812)

Weighted average shares outstanding	24,425	24,376

Basic earnings (loss) per share	$0.02	$(0.03)

Diluted earnings (loss) per share:
Net income (loss)	$498	$(812)

Weighted average shares outstanding	24,425	24,376
Assumed conversion of employee stock options and unvested restricted stock	442	—
Shares used in diluted earnings per share calculation	24,867	24,376

Diluted earnings (loss) per share	$0.02	$(0.03)

Options totaling 2,614,595 and 2,219,882 for the three months April 30, 2005 and 2004, respectively, have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

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

On June 2, 2003, in the District Court, Dallas County, Texas, Walter Evans brought a shareholders’ derivative action, for the benefit of Nominal Defendant Carreker Corporation against James D. Carreker, John D. Carreker, Jr., James R. Erwin, James L. Fischer, Michael D. Hansen, Donald L. House, Richard R. Lee, Jr., David K. Sias, Ronald J. Steinhart, and Ernst & Young, LLP and Carreker Corporation, Nominal Defendant (Cause No. 0305505). The complaint alleges that the director defendants breached their fiduciary duty to the company. In addition the complaint makes certain allegations against the Company’s independent registered public accounting firm Ernst & Young LLP. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the director defendants.

On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. On October 14, 2003 the plaintiffs filed their Consolidated Class Action Complaint. The complaint, filed on behalf of purchasers of the Company’s common stock between May 20, 1998 and December 10, 2002, inclusive, alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori, Terry L. Gage and Ernst & Young, the Company’s auditors), violations of Section 20(a) of the Exchange Act against the individual defendants, and violation of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori.  The complaint also alleges, among other things, that defendants artificially inflated the value of Carreker stock by knowingly or recklessly misrepresenting the Company’s financial results during the purported class period.  On March 22, 2005 the Court dismissed the action without prejudice and allowed the plaintiffs 60 days in which to file an amended complaint. Also the Court dismissed, with prejudice, all claims by shareholders prior to July 31, 1999.

On May 31, 2005, the plaintiffs filed an Amended Consolidated Class Action Complaint on behalf of purchasers of the Company’s common stock between July 30, 1999 and December 10, 2002, inclusive, which reiterates the allegations in the first complaint, and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori and Terry L. Gage), violations of Section 20(a) of the Exchange Act against the individual defendants, and violations of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori.  The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.

The Company and individual defendants deny the allegations in these complaints and intend to defend themselves vigorously.  It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits.  The ultimate resolution of these lawsuits could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

	Three Months ended April 30, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$7,722	$50	$546	$—	$8,318
Software license fees	301	3,058	—	—	3,359
Software maintenance fees	114	10,970	228	—	11,312
Software implementation fees	475	3,550	109	—	4,134
Outsourcing services fees	—	—	—	257	257
Out-of-pocket expense reimbursements	387	340	91	—	818
Total revenues	$8,999	$17,968	$974	$257	$28,198

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$3,938	$2,554	$(324)	$(5,489)	$679

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges (credits)	—	131	(24)	(12)	95
Income (loss) from operations	$3,938	$2,073	$(300)	$(5,477)	$234

	Three Months ended April 30, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting fees	$8,487	$36	$534	$—	$9,057
Software license fees	179	5,644	33	—	5,856
Software maintenance fees	169	10,688	227	—	11,084
Software implementation fees	156	2,557	166	—	2,879
Out-of-pocket expense reimbursements	490	300	100	—	890
Total revenues	$9,481	$19,225	$1,060	$—	$29,766

Income (loss) from operations before amortization of customer relationships and merger, restructuring and other charges	$4,615	$4,445	$(566)	$(6,865)	$1,629

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges	1,719	212	—	584	2,515
Income (loss) from operations	$2,896	$3,883	$(566)	$(7,449)	$(1,236)

During the three months ended July 31, 2003, the Company formed Carretek LLC (“Carretek”), in which the Company owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs.  During July 2004, Carretek signed its first contract to perform outsourced services with a customer.  As this outsourcing business continues to be in the development phase and its operations are immaterial, the financial results for the three months ended April 30, 2005 and 2004 are contained in the Corporate-Unallocated business segment in the tables above.

For the three months ended April 30, 2005, Carretek recorded $257,000 of revenue and recorded expense of $904,000.  For the three months ended April 30, 2004, Carretek recorded $0 revenue and recorded expense of $174,000.  Accordingly, the 49% share relating to the minority interest in this loss, which was $318,000 and $86,000 for the three months ended April 30, 2005 and 2004, respectively, was recorded in other income in the accompanying consolidated statements of operations.  The Company and its partner have funded Carretek to date in the aggregate amount of $3.2 million, consisting of $100,000 in equity and $3.1 million in the form of additional cash advances.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended April 30,
	2005	2004

Single customer	14%	11%
Top five customers	44%	36%

Wells Fargo accounted for approximately 14% of total revenues during the three months ended April 30, 2005, Amsouth Bank accounted for approximately 11% of total revenues during the three months ended April 30, 2004.

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, for the periods indicated attributed to countries based on the location of the customers, were as follows (in thousands):

	Three Months Ended		Three Months Ended
	April 30, 2005		April 30, 2004
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$20,043	73%	$22,194	77%
Europe	2,334	9	2,375	8
Canada	1,861	7	1,525	5
Asia Pacific	1,062	4	1,356	5
South Africa	2,010	7	1,208	4
Other	70	—	218	1
Total revenues	$27,380	100%	$28,876	100%

10.       Restructuring and Other Charges

The Company recorded various restructuring and other charges and (credits) during the three months ended April 30, 2005 and 2004, respectively, as follows (in thousands):

	Workforce Reductions	EPG Litigation Settlement	Legal and Professional Fees	Other	Total

YTD 2004:
Quarterly period ended April 30, 2004	308	1,686	521	—	2.515
Total YTD 2004	$308	$1,686	$521	$—	$2,515

YTD 2005:
Quarterly period ended April 30, 2005	127	—	—	(32)	95
Total YTD 2005	$127	$—	$—	$(32)	95

Quarter Ended April 30, 2005

The Company recorded $127,000 in restructuring and other charges during the three month period ended April 30, 2005, principally associated with the separation of 6 employees.  The Company also lowered its estimate by $32,000 for the costs associated with the discontinuance of one of its software offerings originally recorded in January 2004.

Quarter Ended April 30, 2004

The Company recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees.  The Company expensed $1.686 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.  This litigation ultimately settled in June 2004 for $1.7 million.  The Company recorded a charge of $521,000 relating to legal and professional fees relating to these legal actions.

The activity related to the accrued merger and restructuring costs during the three months ended April 30, 2005 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Balance at January 31, 2005	$652	$200	$49	$103	$1,004

Additions to reserve balance:
Severance charges	127	—	—	—	127
Reductions to reserve balances:
Cash paid	(494)	—	(44)	—	(538)
Change in estimate	—	—	—	(32)	(32)
Balance at April 30, 2005	$285	$200	$5	$71	$561

The Company anticipates the remaining reserve accruals at April 30, 2005 will be paid or remaining customer obligations completed within the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business – Forward Looking Statements and Risk Factors” contained in our Form 10-K for the year ended January 31, 2005, as filed with the Securities and Exchange Commission (SEC).  Such risks include, without limitation: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, product liability, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore components, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, our ability to protect our information technology infrastructure, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, changes in accounting treatment of share-based compensation and the resolution of pending class action lawsuits.  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “risk factors” included in our SEC filings and elsewhere in this report.

Overview

For the last 27 years Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers.  Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients’ customer income streams by aligning their customer interactions and products with customer needs.

We are organized into three primary operating divisions: Global Payments Technologies (“GPT”), Revenue Enhancement (“RevE”) and Global Payments Consulting (“GPC”).  These operating divisions are operated in distinct yet synergistic ways to bring value to our clients.  In addition we have established a joint venture named Carretek LLC to address the payments outsourcing arena.

Global Payments Technologies.  This division is responsible for design, development, sales, and support of our technology solutions.   Revenue is primarily derived from license fees, implementation fees and maintenance fees.

Revenue Enhancement.  This highly specialized practice group provides consulting and software solutions focused on increasing clients’ revenue streams.  Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, acquisitions and profitability.  A majority of the revenue generated by this division is through benefit-sharing agreements with our customers, recorded as consulting revenue along with license fees, maintenance fees and implementation fees from our CVE software offering.

Global Payments Consulting.  The objective of this  professional services division is to provide our clients  with “applied thought leadership” related to the business of payments.  Revenue in the GPC division is primarily derived through the delivery of consulting services offered primarily on a time and materials basis to our clients, along with the license fees, maintenance fees and services fees associated with our Float Pricing System software offering and Payments Clearing Model product offering.

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

Liquidity and Cash Flows.  Cash and cash equivalents at April 30, 2005 and 2004 totaled $35.7 million and $31.5 million, respectively.  During Q1 2005, we generated $2.1 million in cash from operating activities, used $1.1 million of cash for investing activities and generated $250,000 from financing activities.  Our primary utilization of cash in Q1 2005 was to invest in our corporate and development lab infrastructure along with the development costs associated with building several new product offerings, especially within our GPT business segment.

Products and Services

The products and services of our three primary operating divisions are described below in this sequence: Global Payments Technologies (“GPT”), Revenue Enhancement (“RevE”) and Global Payments Consulting (“GPC”)

Global Payments Technologies Solutions.  Carreker’s technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating revenues and costs and risk management.  These functions include presentment of checks in paper and electronic form, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments).  Global Payments Technologies (“GPT”) solutions address these and other key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems.  In addition, we offer technology solutions that optimize the inventory management of a bank’s cash stock levels and logistical service requirements, including managing how much is needed, when it is needed and where it is needed.  Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand while ensuring a high level of customer service through timely replenishment of ATM cash supplies at minimal logistical services cost.

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

FraudLink On-Us, FraudLink Deposit, FraudLink Deposit – Branch Access Option, Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink ACHeCK, FraudLink PC, CORE Workflow Manager, CORE AML Filter, eFraudLink.com, Fraud Solutions Consulting

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

Solution	Description	Products Offered

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

Electronic Check Presentment and Image Exchange

Enables banks to transition from paper-based to electronic payment systems by automating key elements of the processing stream, creation of image replacement documents (“IRD”) and image quality and usability checking.
Aided by Check 21 legislation, these solutions are designed to reduce and eventually eliminate the movement of paper payments through the system, improving productivity, reducing errors, increasing customer satisfaction and reducing fraud.

ExchgLink , IRD Create, IRD Author, Image Inspector, CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Manager and Cnotes

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

Global Payments Consulting.  Our Global Payments Consulting (“GPC”) division helps financial institutions proactively plan, prepare and optimize for the regulatory, competitive and technological impacts affecting the financial payments environment.  The division provides strategic planning, program management, specialized tools, business applications and implementation advisory services for financial institutions and specialized payments clients.  The focus areas for these services include:

•                  Enterprise payment rationalization (strategy through performance optimization)

•                  Payment research services

•                  Predictive financial and operational modeling of the implications of payment trends and strategies

•                  Transaction clearing optimization solutions (transportation, float, clearing form, clearing partners and funds availability optimization)

•                  Electronic payment infrastructure planning (image enablement through converged payment environments)

•                  Consolidation and merger/integration planning

•                  Enterprise Risk support for payments related functions

The GPC division also contains the license, maintenance and services revenue for two product areas:

•                  Float Management software products – Float Analysis System and Float Management System – for  managing a bank’s float through float analysis and pricing to improve profitability, reporting, workflow and check clearing operations.  These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships.

•                  Payments Clearing Modeling product – Payments Financial Modeling application that allows a bank to create an enterprise virtual profit and loss statement for the payments business as well as model business scenarios around product and service pricing and transactional volume trends.

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

Executive Summary

In Q1 2005, we generated revenue of $28.2 million and a net income of $498,000.  These results compare to revenue of $29.8 million and a net loss of $812,000 in Q1 2004.  All three of our operating segments had declines in revenue in Q1 2005, as compared to Q1 2004.  The most significant decline was within our Global Payments Technology (“GPT”) business segment and was the result of $2.9 million of license revenue recorded in Q1 2004 from a license sale to a single customer of our Check Image Archive product that was not repeated in Q1 2005.  We have made significant progress in reducing our SG&A costs and in Q1 2005 we have not incurred any significant Restructuring and Other Charges.  We also increased our investment in Research and Development in Q1 2005, as compared to Q1 2004, and the net result of these factors increased our profitability in Q1 2005, as compared to Q1 2004.

In Q1 2005, we generated $2.1 million of cash from operating activities and increased total cash by $1.2 million, as compared to $9.7 million of cash generated from operating activities and a $2.9 million increase in cash in Q1 2004.  Our cash flow remains positive and is heavily dependent on the timing of the collections of our December 31, 2004 maintenance renewals.  Our continued improvements in cash collection led to more of these renewals being collected in Q4 2004, as compared to the prior year in which more of the December 31, 2003 maintenance renewal invoices were collected in Q1 2004.

Within our Revenue Enhancement (“RevE”) segment, we experienced a $765,000, or 9.0%, decline in revenues within our traditional RevE contingent consulting business; however, we experienced an increase of $383,000, or 67.3%, within our Customer Value Enhancement (“CVE”) software and proprietary sales management business.  RevE consulting revenues were flat in the domestic market but declined $688,000, or 28.0%, in the international markets.  The CVE increase was primarily the result of the reformulation of the CVE business model to reflect term software license arrangements as opposed to traditional perpetual license arrangements.  This change in strategy appears to be gaining acceptance, and in November 2004 the CVE group entered into a 6-year term license with a Top 15 U.S. bank that increased software, services and maintenance revenue beginning in Q1 2005.  Additionally in Q1 2005, we entered into a contract with a large international bank for a similar multi-year engagement.

For Q1 2005, total GPT revenues declined $1.3 million, or 6.5%, as compared to Q1 2004.  This decline was primarily the result of a decline in software revenue discussed above, partially offset by increases in maintenance and services revenue.

Our Global Payments Consulting (“GPC”) segment experienced a slight revenue decline of approximately $86,000, or 8.2%, in Q1 2005, as compared to Q1 2004.  We continue to expand our sales focus in this segment as we reposition this business to focus on enterprise-wide payment electronification strategies, image enablement planning and integration and enterprise risk.  New leadership has helped refine our consulting offerings with a clear value proposition.

Finally, Carretek is our 51% owned business outsourcer for payment and transaction processing.  Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004.  Fiscal 2004 revenues were minimal, however in late January 2005 we expanded the scope of our outsourcing engagement with this single customer to include an additional set of transaction processing functions and revenue increased to $257,000 in Q1 2005.  Even with this expanded scope, we do not expect this business to be profitable until the scope with this single customer is expanded to its full capacity or until additional customers are added.

We continue to focus on reducing general and administrative costs to help fund increasing sales and marketing costs in both GPT and GPC, along with increasing research and development costs to enhance our existing product offerings and more importantly, develop new product offerings.  The reductions within general and administrative were primarily related to cost savings from our new health care plan and provider, along with reductions within office services and facilities.  Additionally in Q1 2005, Restructuring and Other Charges declined significantly as compared to Q1 2004.  In Q1 2004, we accrued $1.686 million estimated settlement amount related to the EPG litigation and expensed approximately $462,000 of related legal costs.  This litigation was ultimately settled in June 2004 for $1.7 million.

Results of Operations

Comparison of Three Months Ended April 30, 2005 (“Q1 2005”) to Three Months Ended April 30, 2004 (“Q1 2004”)

Revenues

Revenues by Segment ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Revenue Enhancement	$8,999	$9,481	$(482)	(5.1)%
Global Payments Technologies	17,968	19,225	(1,257)	(6.5)
Global Payments Consulting	974	1,060	(86)	(8.1)
Corporate (Outsourcing) Revenue	257	—	257	—

Total Revenues	$28,198	$29,766	$(1,568)	(5.3)%

The decline in revenue for Q1 2005, as compared to Q1 2004, was driven by declines in all three of our major business segments, offset by increased revenue from Carretek LLC, our 51% owned business which provides payment and transaction processing outsourcing services.

The decline in our GPT business segment, on a quarter-over-quarter basis, has been primarily the result of a decline in software revenue of $2.6 million, offset by a $283,000 increase in maintenance revenue and $1.0 million in services revenue.  The decline in GPT software revenue is concentrated within the Payments product group.  In Q1 2004, the Payments product group derived $2.9 million from a license sale to a single customer of our Check Image Archive product which was not repeated in Q1 2005.

The decline within our RevE business segment, on a quarter-over-quarter basis, was principally driven by a $765,000, or 9.0%, decline in traditional consulting revenues, offset by a $386,000, or 76.7%, increase in CVE software, maintenance and services revenue.  The decline in RevE consulting revenue was primarily with non-U.S. customers, however this decline is a result of timing.  RevE continues to expand its marketing effort internationally.  In Q1 2005 there was only one non-U.S. revenue producing engagement, as opposed to three in Q1 2004.  The increase in CVE software, maintenance and services revenue in Q1 2005 was primarily attributed to a reformulation of the sales strategy to position the CVE product as an enhancement to customers’ existing CRM solution, as opposed to a replacement of an existing CRM solution.  Increased sales capacity also helped fuel this increased activity.

The decline in the GPC business segment revenue, on a quarter-over-quarter basis, was primarily the result of $57,000 of decreased services within our Float group.  With recent increases in interest rates, we expect to have future increased customer demand for our Float product offerings.  Additionally, with our expanded sales focus and the repositioning of the GPC consulting business to enterprise-wide payment and risk strategies and image enablement planning and integration, we expect to be well positioned for revenue growth opportunities.

Overall, as we look across our three major business segments, we believe that we are well positioned and have a competitive advantage to capitalize on the significant changes brought about by factors affecting our customers including revenue pressures, technology and regulatory change (i.e., Check 21, USA Patriot Act and Basel II), growing costs and reputational risk associated with identity and transaction fraud.  We anticipate revenue growth in 2005 due to sales of new products and increased consulting opportunities.  The Company continues to focus on cost management efforts to improve 2005 profitability and increase shareholder value. Revenue and operating income for the second quarter of 2005 are expected to improve over first quarter 2005 levels.

Consulting Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Consulting Fees	$8,318	$9,057	$(739)	(8.2)%

The majority of our consulting revenue is derived from our RevE business segment.  Consulting revenue in the RevE segment decreased $765,000, or 9.0%, to $7.7 million in Q1 2005 from $8.5 million in Q1 2004.  Domestically, consulting revenue for RevE was essentially flat at $6.0 million on a quarterly comparison basis, and there were 12 domestic revenue producing engagements in Q1 2005, as compared to 10 in Q1 2004.  International RevE consulting revenue decreased $688,000 in Q1 2005, as compared to Q1 2004, and there was only 1 non-U.S. revenue producing engagement in Q1 2005 as compared to 3 in Q1 2004.

Consulting revenue in our GPC segment was essentially flat at $500,000 on a quarterly basis.

Software License Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Software License Fees	$3,359	$5,856	$(2,497)	(42.6)%

The majority of our software license fees are derived from our GPT business segment.  GPT software license revenue decreased $2.6 million, or 45.8%, to $3.0 million in Q1 2005 from $5.6 million in Q1 2004.  This decline is primarily the result of a $2.9 million software license in the GPT business segment generated from a single customer in our Check Image Archive product group, which did not require implementation services.  This decline is partially offset by $181,000 of Risk product revenue licensed, with a deferral of the related software license revenue, in previous fiscal years for which it was determined in Q1 2005 that no additional implementation services would be required by the Company.

The software revenue derived from our CVE product offering, contained in our RevE business segment, increased to $301,000 in Q1 2005, as compared to $179,000 in Q1 2004.  This increase is the result of reformulating our sales strategy to position our CVE product as an enhancement to an existing CRM customer installation, as opposed to a replacement for an existing CRM customer installation.  The CVE group has also added two additional sales persons in the latter half of fiscal 2004.

Software Maintenance Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Software Maintenance Fees	$11,312	$11,084	$228	2.1%

The majority of our maintenance revenue is derived from our GPT business segment.  Software maintenance fees are invoiced and collected pursuant to annually renewable product and telephone support agreements with our software customers.  The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and revenue is recognized ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  Maintenance contracts usually carry annual maintenance fee escalation clauses generally based on an index, such as the consumer price index.  Because of the revenue recognition policy, maintenance revenue can vary from quarter-to-quarter.

Software Implementation Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Software Implementation Fees	$4,134	$2,879	$1,255	43.6%

The majority of our software implementation fees are derived from our GPT business segment.  Within GPT, software implementation fees were $3.6 million in Q1 2005, as compared to $2.6 million in Q1 2004.  The increase in software implementation fees is the result of increasing customization service engagements related to existing customer software product installations.

Outsourcing Service Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Outsourcing Service Fees	$257	$—	$257	—%

Our outsourcing service revenue is derived through Carretek, our 51% owned business which outsources payment and transaction processing.  Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004.  The fiscal 2004 revenues were minimal; however in late Q4 2004, we expanded our scope of business with our initial customer to include a second set of transaction processing functions, and in Q1 2005 we added a third set of transaction processing functions.

Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Out-of-Pocket Expense Reimbursements	$818	$890	$(72)	(8.1)%

The decrease in these reimbursements occurred within the RevE business segment, and corresponds with the decline in International RevE consulting revenue noted above.  Most of our software services and consulting engagements require our employees to be at the customer location for extended periods of time, which gives rise to out-of-pocket expense reimbursements.

Cost of Revenues

Cost of Revenues by Segment ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Revenue Enhancement	$4,471	$4,376	$95	2.2%
% of revenue	49.7%	46.2%

Global Payments Technologies	$8,143	$8,518	$(375)	(4.4)%
% of revenue	45.3%	44.3%

Global Payments Consulting	$901	$1,343	$(442)	(32.9)%
% of revenue	92.5%	126.7%

Corporate (Outsourcing Services)	$579	$—	$579	—%
% of revenue	225.3%	—%

Total Cost of Revenues	$14,094	$14,237	$(143)	(1.0)%
% of revenue	50.0%	47.8%

Cost of revenues in absolute dollars declined slightly to $14.1 million in Q1 2005 from $14.2 million in Q1 2004.  However, direct costs as a percentage of revenue increased to 50.0% in Q1 2005 from 47.8% in Q1 2004.  This increase was primarily the result of lower consulting revenue within our RevE business segment and lower software license revenue within our GPT business segment.

Within the RevE business segment, the increase in the cost of revenues on a quarter-over-quarter basis was the result of an approximate $120,000 increase in the cost of consulting due primarily to $94,000 of royalties accrued for intellectual property to a third party related to one customer engagement in Q1 2005.  Additionally, cost of services increased $69,000 in Q1 2005 due to increased CVE customer installation engagements in Q1 2005, as compared to Q1 2004.  These two increases were partially offset by a $78,000 decline in costs of out-of-pocket expenses due to less international travel in Q1 2005, as compared to Q1 2004.  Direct costs as a percentage of revenue increased to 49.7% in Q1 2005 from 46.2% due primarily to lower RevE consulting revenue in Q1 2005, as compared to Q1 2004.

Within the GPT business segment, the decrease in the cost of revenues on a quarter-over-quarter basis was primarily the result of a decline in the cost of services achieved through personnel reductions in the last half of fiscal year 2004.  Even with these cost reductions, direct costs as a percentage of GPT revenue increased due to a $2.6 million decline in GPT software license revenue.

The direct cost reductions within GPC were attributable to personnel reductions performed during the latter half of fiscal 2004 to bring our costs in line with expected consulting revenues.

The direct cost increase related to Carretek, our 51% owned business which outsources payment and transaction processing, is related to the direct costs related to our single customer which began in Q2 2004.

Cost of Consulting ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Cost of Consulting	$4,241	$4,529	$(288)	(6.4)%
% of consulting revenue	51.0%	50.0%

The cost of consulting consists primarily of personnel costs related to our consulting engagements within our RevE and GPC segments.  The decline in cost of consulting on a quarter-over-quarter basis was primarily due to a $355,000 reduction within our GPC business segment, achieved through personnel reductions made in the latter half of fiscal year 2004 to bring costs in line with expected GPC consulting revenues.  The decreased expenses were partially offset by $117,000 increased cost of consulting within our RevE business segment, related primarily to $94,000 royalty expense to a third party for intellectual property for one customer.

Cost of Software Licenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Cost of Software Licenses	$1,536	$1,598	$(62)	(3.9)%
% of software license revenue	45.7%	27.3%

The cost of software licenses consists primarily of amortization of capitalized and acquired software costs along with royalties payable to third parties.  The decrease in the cost of software license revenue on a quarter-over-quarter basis is primarily the result of lower royalty expense in Q1 2005, as compared to Q1 2004, relating to the decline in software revenue over the same period.  This decline in software revenue also resulted in a sharp increase in the cost of software license revenue as a percentage of software license revenue.

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements entered into with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 50% of the associated revenue.  In Q1 2005, we recorded $92,000 of software royalty expense compared to $179,000 of software royalty expense recorded in Q1 2004.  Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

Cost of Software Maintenance ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Cost of Software Maintenance	$3,975	$3,798	$177	4.7%
% of software maintenance revenue	35.1%	34.3%

Cost of software maintenance consists primarily of personnel and facility costs to provide telephone support, product defect support and other enhancements to our existing products, which are not significant enough to extend the product’s life cycle or substantially increase its marketability. The increase in Q1 2005 compared to Q1 2004 occurred as a result of an increased use of contract labor within our GPT business segment related to and reflecting an increased emphasis on supporting and enhancing our current product mix.

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

Cost of Software Implementation ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Cost of Software Implementation	$2,973	$3,369	$(396)	(11.8)%
% of software implementation revenue	71.9%	117.0%

Costs of software implementation consist primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations within our GPT business segment and the CVE software product within our RevE segment.  The decline in costs of software implementation reflect decreased personnel costs within our GPT business segment.  These headcount reductions were performed in the latter half of fiscal 2004 to improve utilization.  The sharp decline in the costs of software implementation, as a percentage of software implementation revenue, was the result of decreased costs within GPT along with an increased volume of active services engagements.

Cost of Outsourcing Service Fees ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Cost of Outsourcing Service Fees	$579	$—	$579	—%
% of outsourcing services revenue	225.3%	—%

The increase in the cost of outsourcing service fees is due to the creation of Carretek, our 51% owned business outsourcer for payment and transaction processing.  In Q2 2004, this business retained its first customer.  We do not expect our direct costs, as a percentage of outsourcing service revenue, to decline without expanding this single customer to its full capacity or securing additional outsourcing customers.

Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Out-of-Pocket Expenses	$790	$943	$(153)	(16.2)%
% of out-of-pocket expense reimbursements	96.6%	106.0%

These costs represent travel, meals and other sundry expenses incurred by our employees.  These costs are invoiced to the customer, without mark-up, usually on a monthly basis.  The absolute costs have declined on a quarterly basis due to fewer international RevE consulting engagements.  In addition, certain customer contracts contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer without contractual revisions or the customer’s express written approval.

Operating Costs and Expenses:

Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Selling, General and Administrative Expenses	$10,904	$12,192	$(1,288)	(10.6)%
% of total revenue	38.7%	41.0%

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

We continue to focus on decreasing costs throughout the organization.  Some of the primary drivers of the decreased SG&A costs in Q1 2005, as compared to Q1 2004, were as follows:

•                  Decreased corporate selling and marketing costs of $594,000; however, the individual business segments increased their selling and marketing costs by $301,000.  This transfer of costs was in response to a corporate initiative to shift the selling function from a corporate responsibility to a business segment responsibility.

•                  Decreased employee benefits of approximately $586,000, primarily related to decreased healthcare costs as we adopted a new healthcare plan and provider on January 1, 2005.

•                  Decreased office services and facility costs of $367,000, primarily related to decreased rent, telephone and equipment depreciation.

•                  Increased consolidation and efficiency within our executive and corporate staff levels.

Research and Development ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Research and Development Expenses	$2,521	$1,708	$813	47.6%
% of total revenue	8.9%	5.7%

Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization.  Research and development costs have increased on a quarterly basis as a result of increased new product development and less software costs capitalized in Q1 2005, as compared to Q1 2004.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability.

In accordance with SFAS No. 86, “Accounting for Costs of Computer Equipment to be Sold, Leased or Otherwise Marketed,” we capitalized $437,000 in Q1 2005, as compared to $910,000 in Q1 2004.  In Q1 2005, we have begun to develop two new Cash solutions and the costs associated with these two products represented 88% of the amount capitalized in Q1 2005.  In Q1 2004, 100% of the capitalization was related to the development of Payments products, primarily ExchgLink, our product offering to send and receive check images, and Source Capture, an application which enables bank customers to capture check images at corporate sites.

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

Amortization of Intangible Assets:

Amortization of intangible assets was $350,000 for Q1 2005 and Q1 2004.  The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition in 2001.

Restructuring and Other Charges:  We recorded various restructuring and other charges and credits, as follows ($ in thousands):

	Workforce Reductions	EPG Litigation Settlement	Legal and Professional Fees	Other	Total

YTD 2004:
Quarterly period ended April 30, 2004	308	1,686	521	—	2.515
Total YTD 2004	$308	$1,686	$521	$—	$2,515

YTD 2005:
Quarterly period ended April 30, 2005	127	—	—	(32)	95
Total YTD 2005	$127	$—	$—	$(32)	95

We recorded $127,000 in restructuring and other charges during the three month period ended April 30, 2005, principally associated with the separation of 6 employees.  We also lowered our estimate by $32,000 for the costs associated with the discontinuance of one of our software offerings, originally recorded in January 2004.

We recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees.  We expensed approximately $1.686 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.  This litigation was ultimately settled in June 2004 for $1.7 million.  We recorded a charge of $521,000 relating to legal and professional fees relating to these legal actions.

The activity related to the accrued merger and restructuring costs during the three months ended April 30, 2005 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Balance at January 31, 2005	$652	$200	$49	$103	$1,004

Additions to reserve balance:
Severance charges	127	—	—	—	127
Reductions to reserve balances:
Cash paid	(494)	—	(44)	—	(538)
Change in estimate	—	—	—	(32)	(32)
Balance at April 30, 2005	$285	$200	$5	$71	$561

We anticipate the remaining reserve accruals at April 30, 2005 will be paid or remaining customer obligations completed within the next 12 months.

Other Income (Expense):

Interest Income ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Interest Income	$144	$48	$96	200.0%

Interest income consists of interest earned on cash and cash equivalents.  The increase quarter-over-quarter is primarily the result of higher average cash and cash equivalent balances during Q1 2005, as compared to Q1 2004, and slightly higher yields on these investments.

Interest Expense ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Interest Expense	$(105)	$(108)	$(3)	(2.8)%

Interest expense is primarily the result of the commitment fees associated with the maintenance of our $30.0 million revolving credit agreement.  Additionally, the amortization of the deferred loan costs are also included in interest expense.  There were no borrowings outstanding under this credit agreement in Q1 2005 or Q1 2004.

Other income ($ in thousands):

	Three Months Ended April 30,		Variance
	2005	2004	$	%

Gain on sale of Cash Services Australia Pty. Limited	$—	$539	$(539)	(100.0)%
Equity in earnings of Cash Services Australia Pty. Limited	—	(17)	17	100.0
Minority share of net loss of Carretek LLC	318	86	232	269.8
Foreign exchange losses	(17)	(129)	112	86.8
Other	5	5	—	—

Total	$306	$484	$(178)	(36.8)%

In April 2004, we sold our 25% interest in Cash Services Australia Pty. Limited.  The carrying value of our investment was approximately $383,000 and we received $922,000 in proceeds collected in May 2004.  As a result of this transaction, we recorded a $539,000 gain.

We own a 51% interest in Carretek LLC (“Carretek”), through which we offer financial institutions off-shore centric outsourcing of their business processes.  Carretek has generated approximately $647,000 and $174,000 in losses for the three months ended April 30, 2005 and April 30, 2004, respectively.  Accordingly, the 49% share relating to the minority interest in this loss, or $318,000 and $86,000 on a quarterly basis, was recorded in other income (expense).

Provision for Income Taxes:

The Company has established a valuation allowance to reserve its net deferred tax assets at April 30, 2005 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The net tax provision was $81,000 for the three months ended April 30, 2005 and consists of a provision for foreign taxes.  No U.S. Federal tax expense was recorded in the three months ended April 30, 2005, due to the availability of net operating losses from prior years.  No U.S. Federal income tax benefit was recorded at April 30, 2004 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

In May 2004, the federal tax law changed to allow software license revenue to be deferred for tax purposes similar to the percent-complete revenue recognition model we use for financial statement purposes.  The impact of this change in the tax law increased the amount of the net operating loss carryforwards by $8.6 million and thereby further reduced our effective tax rate at such time as we begin to generate taxable income.

Liquidity and Capital Resources

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities.  At April 30, 2005, we had working capital of $14.3 million compared to $12.3 million at January 31, 2005.  We had $35.7 million in cash and cash equivalents at April 30, 2005, an increase of $1.2 million from $34.5 million in cash and cash equivalents at January 31, 2005.  At April 30, 2005 and January 31, 2005, we did not have any borrowings outstanding under our revolving line of credit.  We expect that existing cash and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

Cash provided by operating activities was $2.1 for the three months ended April 30, 2005 compared to cash provided by operating activities of $9.8 million in the three months ended April 30, 2004.  This decline was primarily the result of the timing of the collection of calendar year maintenance billings for the calendar renewal of January 1, 2005 through December 31, 2005, as compared to the prior year.

Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.  The following table contains the quarterly days’ sales outstanding (DSO):

Quarter ended	DSO
April 30, 2005	35
January 31, 2005	35
October 31, 2004	35
July 31, 2004	46
April 30, 2004	46

Cash used in investing activities remained flat at $1.1 million during the three months ended April 30, 2005 and 2004.  Capital expenditures of $698,000 were made in the three months ended April 30, 2005, as compared to $231,000 for the three months ended April 30, 2004.  These investments were made for routine purchases of computer hardware and software, along with new computer security software for our network infrastructure.  Additionally, the amount of capitalized software declined to $437,000 in the three months ended April 30, 2005, as compared to $910,000 for the three months ended April 30, 2004.

Financing activities provided cash of $254,000 in the three months ended April 30, 2005, and used cash of $5.7 million in the three months ended April 30, 2004.  Through April 30, 2005, we purchased $349,000 of our common stock under a program to purchase up to $5.0 million during the period April 18, 2005 through October 14, 2005.  These treasury stock purchases were offset by $52,000 of proceeds from the exercise of stock options and a $551,000 minority shareholder cash advance to Carretek LLC.  At April 30, 2004, we made a $6.3 million debt payment, which was offset by $375,000 of proceeds related to the exercise of stock options and $147,000 minority shareholder cash advance to Carretek LLC.

We are a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  At April 30, 2005 and April 30, 2004, the Company did not have any borrowings outstanding.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); or London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA.  Interest payments are due quarterly.  We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short-term investments to funded debt.  Additionally, the payment of dividends is precluded subject to the approval of the banks.  Substantially all of our assets collateralize this revolving credit agreement.  As of April 30, 2005, we are in compliance with the covenants of the revolving credit agreement, as amended.

The following summarizes our contractual obligations at April 30, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years

Operating leases	$14,615	$3,571	$5,967	$4,788	$289

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

Revenue Recognition

Our revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,”and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires us to provide implementation services that are determined to be essential to other elements of the arrangement, we follow the guidance in SOP 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

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

Outsourcing Services Fees.  While outsourcing revenue has been minimal to date, we currently recognize revenue based on the number of items processed.  These services are currently billed on a monthly basis.

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

Software Costs Capitalized, Acquired Developed Technology, Goodwill, Other Intangible Assets and Other Long-Lived Assets

Software costs capitalized include developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization.  We capitalize our software development costs, other than costs for internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  Our policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established.  Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detailed program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to six years).  We continually monitor the net realizable value of the software capitalized and acquired developed technology for factors that would indicate impairment, such as a decline in the demand or loss of a significant customer.  During the quarterly period ended January 31, 2005, we performed our annual formal evaluation for impairment and determined that the carrying amount of these assets was not impaired and have noted no subsequent factors that would indicate impairment.

Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.  We performed the initial impairment test of goodwill at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142.  The initial impairment analysis did not result in any write-down of capitalized costs.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment.  We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated.  If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.  During the quarterly period ended January 31, 2005, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment.  Goodwill at April 30, 2005 totaled $20.8 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

Restructuring and Other Charges

During fiscal year 2001, we recorded reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings.  Additional reserves were recorded during each of the succeeding fiscal years.  These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions.  In the quarterly period ended April 30, 2005, we revised our estimate to reflect our remaining costs related to the discontinuance of one of our software offerings originally recorded in January 2004 and reversed $32,000.  Although we do not anticipate any significant changes in the future, the actual costs may differ from these estimates.

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

Recently Issued Accounting Standards

See “Recently Issued Accounting Standards” in Note 2 of the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest our cash in a variety of financial instruments.  The vast majority of these investments are denominated in U.S. dollars and maintained with nationally recognized financial institutions.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.  At April 30, 2005, we did not hold any fixed-rate investments.

We had no outstanding borrowings under our revolving credit agreement at April 30, 2005.  As described in Note 4 of our Notes to Consolidated Financial Statements, the interest rate under the revolving credit agreement is variable.

Foreign Currency Risk

We currently have sales and marketing operations in several international locations including Canada, United Kingdom, South Africa and Australia.  As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates.  Due to the nature of these operations, we currently utilize the U.S. Dollar as the functional currency for all international operations.  Within Carretek LLC, our 51% owned subsidiary which offers financial institutions offshore-centric outsourcing of their business processes, the majority of the labor costs is denominated in Indian Rupees while the revenues from this operation are denominated in U.S. Dollars.  As our operations increase, fluctuating labor costs may increase our foreign currency risk.

An insignificant portion of our accounts receivable balance at April 30, 2005, was denominated in a foreign currency.  Our exposure to adverse movements in foreign exchange rates is typically not significant.  Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars.  However, in the future we may change this practice.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy if our business transacted in foreign currencies increases.

Foreign exchange losses were $17,000 and $129,000 in the three months ended April 30, 2005 and 2004, respectively.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 (“Exchange Act”), and to process, summarize and disclose this information within the time periods specified in the rules under the Exchange Act.

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  As of April 30, 2005, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART II:   OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Except as noted below, the information contained in Part I, Item 3. Legal Proceedings in our Form 10-K for the period ended January 31, 2005 is hereby incorporated by reference.

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

On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. On October 14, 2003 the plaintiffs filed their Consolidated Class Action Complaint. The complaint, filed on behalf of purchasers of the Company’s common stock between May 20, 1998 and December 10, 2002, inclusive, alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori, Terry L. Gage and Ernst & Young, the Company’s auditors), violations of Section 20(a) of the Exchange Act against the individual defendants, and violation of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori.  The complaint also alleges, among other things, that defendants artificially inflated the value of Carreker stock by knowingly or recklessly misrepresenting the Company’s financial results during the purported class period.  On March 22, 2005 the Court dismissed the action without prejudice and allowed the plaintiffs 60 days in which to file an amended complaint. Also the Court dismissed, with prejudice, all claims by shareholders prior to July 31, 1999.

On May 31, 2005, the plaintiffs filed an Amended Consolidated Class Action Complaint on behalf of purchasers of the Company’s common stock between July 30, 1999 and December 10, 2002, inclusive, which reiterates the allegations in the first complaint, and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori and Terry L. Gage), violations of Section 20(a) of the Exchange Act against the individual defendants, and violations of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori.  The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s purchases of shares of its common stock in the open market during the three months ended April 30, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

4/1/2005 – 4/30/2005	70,000	$4.98	70,000		(2)

(1)  Does not include 88,000 shares settled on May 2, 2005 through May 4, 2005 at a cost of approximately $394,000.

(2)  Under a share repurchase program approved by the Board of Directors of Carreker Corporation on April 18, 2005, the Company is authorized to repurchase up to $5.0 million of its common stock through October 14, 2005.  The repurchase program is designed to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

Number	Exhibit Description

10.1	Form of Restricted Stock Agreement between the Company and its Executives

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	June 8, 2005
John D. Carreker, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	June 8, 2005
Lisa K. Peterson
Chief Financial Officer