Form 10-Q
period 2005-07-31
CARREKER CORP
filed 2005-09-08
CIK 1057709

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2005.

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value — 24,654,242 shares as of August 31, 2005.

CARREKER CORPORATION

Index

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at July 31, 2005 and January 31, 2005

Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2005 and 2004

Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended July 31, 2005

Condensed Consolidated Statements of Cash Flows for the three and six months ended July 31, 2005 and 2004

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

SIGNATURES

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

ASSETS

	July 31, 2005	January 31, 2005

Current assets
Cash and cash equivalents	$21,749	$34,516
Marketable securities	4,600	—
Accounts receivable, net of allowance of $447 and $529 at July 31, 2005 and January 31, 2005, respectively	16,390	11,144
Prepaid expenses and other current assets	2,876	2,595
Total current assets	45,615	48,255

Property and equipment, net of accumulated depreciation of $21,521 and $20,194 at July 31, 2005 and January 31, 2005, respectively	6,292	6,604
Capitalized software costs, net of accumulated amortization of $12,893 and $12,426 at July 31, 2005 and January 31, 2005, respectively	3,486	3,245
Acquired developed technology, net of accumulated amortization of $18,083 and $15,773 at July 31, 2005 and January 31, 2005, respectively	7,617	9,927
Goodwill, net of accumulated amortization of $3,405 at July 31, 2005 and January 31, 2005	20,765	20,765
Customer relationships, net of accumulated amortization of $5,833 and $5,133 at July 31, 2005 and January 31, 2005, respectively	2,567	3,267
Deferred loan costs, net of accumulated amortization of $1,435 and $1,300 at July 31, 2005 and January 31, 2005, respectively	272	407
Other assets	823	835
Total assets	$87,437	$93,305

Current liabilities
Accounts payable	$946	$992
Accrued compensation and benefits	5,968	7,818
Other accrued expenses	3,596	3,609
Income tax payable	75	339
Deferred revenue	20,361	22,181
Accrued merger and restructuring costs	275	1,004
Total current liabilities	31,221	35,943

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value:
2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value:
100,000 shares authorized; 25,294 and 24,852 shares issued at July 31, 2005 and January 31, 2005, respectively	253	249
Additional paid-in capital	111,512	110,992
Accumulated deficit	(52,324)	(53,876)
Less treasury stock, at cost	(3,225)	(3)
Total stockholders’ equity	56,216	57,362
Total liabilities and stockholders’ equity	$87,437	$93,305

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Revenues:
Consulting	$9,502	$10,514	$17,820	$19,571
Software license	3,782	4,577	7,141	10,433
Software maintenance	10,576	10,232	21,888	21,316
Software implementation and other services	4,892	3,642	9,026	6,521
Outsourcing service	241	10	498	10
Out-of-pocket expense reimbursements	927	662	1,745	1,552
Total revenues	29,920	29,637	58,118	59,403

Cost of revenues:
Consulting	4,277	5,082	8,518	9,611
Software license	1,828	1,670	3,364	3,268
Software maintenance	3,436	3,386	7,411	7,184
Software implementation and other services	3,682	3,810	6,655	7,179
Outsourcing service	434	14	1,013	14
Out-of-pocket expenses	808	652	1,598	1,595
Total cost of revenues	14,465	14,614	28,559	28,851
Gross profit	15,455	15,023	29,559	30,552

Operating costs and expenses:
Selling, general and administrative	11,593	11,971	22,497	24,163
Research and development	2,516	1,874	5,037	3,582
Amortization of customer relationships	350	350	700	700
Restructuring and other charges	28	197	123	2,712
Total operating costs and expenses	14,487	14,392	28,357	31,157
Income (loss) from operations	968	631	1,202	(605)

Other income (expense):
Interest income	166	66	310	115
Interest expense	(107)	(121)	(212)	(230)
Other income (expense)	129	(27)	435	457
Total other income (expense), net	188	(82)	533	342
Income (loss) before provision for income taxes	1,156	549	1,735	(263)
Provision for income taxes	102	350	183	350
Net income (loss)	$1,054	$199	$1,552	$(613)
Basic earnings (loss) per share	$0.04	$0.01	$0.06	$(0.03)
Diluted earnings (loss) per share	$0.04	$0.01	$0.06	$(0.03)
Shares used in computing basic earnings (loss) per share	24,127	24,671	24,326	24,524
Shares used in computing diluted earnings (loss) per share	24,421	25,481	24,703	24,524

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2005	24,852	$249	$110,992	$(53,876)	1	$(3)	$57,362

Cancellation of restricted stock	(5)	—	(12)	—	—	—	(12)
Compensation expense related to issuance of restricted stock	—	—	140	—	—	—	140
Issuance of shares of common stock upon exercises of stock options	10	—	52	—	—	—	52
Common stock repurchases	—	—	—	—	70	(349)	(349)
Net income	—	—	—	498	—	—	498
Balance at April 30, 2005	24,857	249	111,172	(53,378)	71	(352)	57,691

Cancellation of restricted stock	(30)	—	(56)	—	—	—	(56)
Compensation expense related to issuance of restricted stock	424	4	182	—	—	—	186
Issuance of shares of common stock upon exercises of stock options	43	—	214	—	—	—	214
Restricted shares withheld for payroll taxes	—	—	—	—	8	(49)	(49)
Common stock repurchases	—	—	—	—	560	(2,824)	(2,824)
Net income	—	—	—	1,054	—	—	1,054
Balance at July 31, 2005	25,294	$253	$111,512	$(52,324)	639	$(3,225)	$56,216

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Operating Activities:
Net income (loss)	$1,054	$199	1,552	(613)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	805	835	1,598	1,657
Amortization of capitalized software costs and acquired developed technology	1,356	1,394	2,777	2,789
Amortization of customer relationships	350	350	700	700
Amortization of deferred loan costs	68	69	135	136
Compensation earned under restricted stock plan	130	141	258	176
Minority share of loss in Carretek LLC	(213)	(134)	(531)	(220)
Non-cash charge for merger costs	—	(1,215)	(32)	(1,215)
EPG Litigation settlement	—	14	—	1,700
Payment of EPG Litigation settlement	—	(1,700)	—	(1,700)
Allowance for doubtful accounts	(48)	(212)	(41)	(392)
Gain on sale of Cash Services Australia Pty. Limited	—	—	—	(539)
Changes in operating assets and liabilities:
Accounts receivable	(5,606)	124	(5,205)	6,897
Prepaid expenses and other assets	363	636	(289)	937
Accounts payable and accrued expenses	(242)	995	(2,606)	(2,278)
Income taxes payable/receivable	(275)	(13)	(264)	(46)
Deferred revenue	(3,620)	(3,750)	(1,820)	(506)
Net cash provided by (used in) operating activities	(5,878)	(2,267)	(3,768)	7,483

Investing Activities:
Purchases of property and equipment	(588)	(1,134)	(1,286)	(1,365)
Purchases of marketable securities	(4,600)	—	(4,600)	—
Computer software costs capitalized	(271)	(698)	(708)	(1,608)
Net cash used in investing activities	(5,459)	(1,832)	(6,594)	(2,973)

Financing Activities:
Payments on long-term debt	—	—	—	(6,250)
Proceeds from exercises of stock options	214	949	266	1,324
Purchase of treasury stock	(2,873)	—	(3,222)	—
Proceeds from minority shareholder equity contributions to Carretek LLC	—	113	551	260
Net cash provided by (used in) financing activities	(2,659)	1,062	(2,405)	(4,666)
Net decrease in cash and cash equivalents	(13,996)	(3,037)	(12,767)	(156)
Cash and cash equivalents at beginning of period	35,745	31,486	34,516	28,605
Cash and cash equivalents at end of period	$21,749	$28,449	21,749	28,449

Supplemental disclosures of cash flow information:
Cash paid for interest	$38	$38	76	109
Cash paid for income taxes, net	$351	$349	427	382

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Six Months Ended July 31, 2005 and 2004

1.                                      Description of Business

Carreker Corporation (“the Company,” “Carreker,” “our,” “we”) provides payments-related software, consulting and business process outsourcing solutions to financial institutions and financial service providers.  These solutions help the Company’s customers set winning strategies in their payments businesses; improve operational efficiency in how payments are processed; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; and/or improve the alignment of product offerings with customer needs.

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

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The accompanying financial statements reflect all adjustments (consisting of normal recurring entries) which in the opinion of management are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended July 31, 2005 are not necessarily indicative of full-year results.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Cash and cash equivalents consist primarily of demand deposit accounts and demand money market accounts with nationally recognized financial institutions, along with domestic commercial paper.

Marketable Securities

We classify our investments in marketable securities as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  We currently have no investments that we intend to hold for more than one year and therefore all investments are classified as short term investments.

Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income.  Held-to-maturity securities are recorded at amortized cost.  Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings.  The cost of securities sold is based on the specific identification method.  The fair value of most investment securities is determined by currently available market prices.  Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.

The cost, gross unrealized gains (losses) and fair value of our available-for-sale securities by major security type at July 31, 2005 is as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
Corporate debt securities	$700	$—	$—	$700
Guaranteed student loan backed debt securities	3,900	—	—	3,900

Total available for sale	$4,600	$—	$—	$4,600

Currently all original maturities of debt securities classified as available for sale at July 31, 2005 were due after 10 years.  All the debt securities are auction rate notes and the interest rate for these investments will adjust to current market rates at each interest reset date, which is typically on at least a monthly basis.

Comprehensive Income

The Company has no other comprehensive income; accordingly, comprehensive income is the same as net income for all periods presented.

Foreign Currency Translation

The Company considers the U.S. Dollar to be the functional currency for its international subsidiaries.  All remeasurement adjustments are recorded in the consolidated statements of operations.

Accounts Receivable and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments such as short term commercial paper and marketable debt securities along with accounts receivable.  The Company places temporary cash investments with major banks and limits its exposure with any one financial institution, or commercial or municipal issuer.  The Company has not experienced any material credit losses on these investments.

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables.  Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue.  Write-offs of receivables during the three months ended July 31, 2005 and 2004 were $9,000 and $135,000, respectively.  Write-offs of receivables during the six months ended July 31, 2005 and 2004 were $42,000 and $134,000, respectively.

The fair value of accounts receivable approximates the carrying amount of accounts receivable.

Accounts receivable, net of related deferred revenue and allowances, consist of the following (in thousands):

	July 31,	January 31,
	2005	2005

Gross accounts receivable	$42,812	$47,000
Less related deferred revenue	(25,975)	(35,327)
Less allowance for doubtful accounts	(447)	(529)
Net accounts receivable	$16,390	$11,144

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

The components of property and equipment are as follows (in thousands):

	July 31,	January 31,
	2005	2005

Furniture	$5,071	$5,069
Equipment and software	21,458	20,446
Leasehold improvements	1,284	1,283
Total cost	27,813	26,798

Less accumulated depreciation and amortization	(21,521)	(20,194)
Net property and equipment	$6,292	$6,604

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

The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Under the provisions of SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset.

Deferred Loan Costs

Deferred loan costs consist of loan closing costs and other administrative expenses associated with the Revolving Credit Agreement.  These costs are being amortized to interest expense over the 36 month life of the Revolving Credit Agreement.

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to five years). The Company capitalized $271,000 and $698,000 in the three months ended July 31, 2005 and 2004, respectively.  The Company capitalized $708,000 and $1.6 million in the six months ended July 31, 2005 and 2004, respectively.  The Company developed software for sending and receiving check images, and has developed software for distributed capture of checks and check images and extending the functionality of its anti-money laundering software and other Risk solutions.  The Company has also begun development of a product to verify cash logistic invoices with automated precision and an internet-based track and trace system that streamlines the cash delivery management process.

The Company recorded amortization relating to software development costs capitalized of $201,000 and $239,000 in the three months ended July 31, 2005 and 2004, respectively.  The Company recorded amortization relating to software development costs capitalized of $468,000 and $479,000 in the six months ended July 31, 2005 and 2004, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions.  These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.2 million for the three months ended July 31, 2005 and 2004, respectively, and $2.3 million for the six months ended July 31, 2005 and 2004.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology
Remainder of 2006	$499	$2,310
2007	997	4,107
2008	812	1,200
2009	177	—

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

In the case of non-software arrangements, we apply EITF No. 00-21 and revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value.  Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below.  If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

Consulting.  The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts usually on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues on a proportionate performance basis.  The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract.  Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses.  Anticipated losses on fixed-price contracts are recognized when estimatable.  Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company.  The Company must first commit time and resources to develop projections associated with value-pricing contracts before a customer will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the customer will purchase the solution.  Costs associated with these value-pricing contracts are expensed as incurred.  These contracts typically include payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length.  The Company recognizes revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from services with payments to the Company, the Company on occasion, may offer payment terms which extend beyond 12 months.  When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable.  When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

Software License.  A perpetual software license is sold either together with implementation services or on a stand-alone basis.  The Company is usually paid software license fees in one or more installments, as provided in the customer’s contract but not to exceed twelve months.  The Company recognizes software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management.  When the software license arrangement requires the Company to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software is required, both the product license revenue and implementation fees are recognized as services are performed.  A term software license is sold either together with implementation services and/or with maintenance services.  These term licenses are usually paid in annual installments over the term of the license.  If the term software license is sold without essential implementation services, the revenue is recognized ratably over the non-cancelable license term.  If the term license is sold with essential implementation services, the license revenue is recognized as the lesser of the amount of license revenue recognized as services are performed or on a ratable basis.

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

Software Maintenance.  In connection with the sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from the Company also purchase software maintenance services, which typically are renewed annually.  The Company charges an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to the Company at the beginning of the maintenance period, and the Company recognizes these revenues ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, the Company defers revenue recognition until the time that the maintenance fee is paid by the customer.  The Company normally continues to provide maintenance service while awaiting payment from customers.  When the payment is received, revenue is recognized for the period that revenue was previously deferred.  This may result in volatility in software maintenance revenue from period to period.

Software Implementation and Other Services.  In connection with the sale of a software license, a customer may elect to purchase software implementation services, including software enhancements and other software services. Most of the customers that purchase software licenses from the Company also purchase software implementation services.  The Company prices its implementation services on a time-and-materials or on a fixed-price basis, and the Company recognizes the related revenues as services are performed.  Costs associated with these engagements are expensed as incurred.

Outsourcing Services.  While outsourcing revenue has been minimal to date, we currently recognize revenue based on the number of items processed.  These services are currently billed on a monthly basis.

The Company’s contracts typically do not include right of return clauses, and as a result, the Company does not record a provision for returns.

Royalties

In connection with software license, maintenance, and consulting agreements, entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products.  Under these arrangements, the Company recognizes royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues.  Approximately $535,000 and $433,000 of royalty expense was recorded under these agreements in the three months ended July 31, 2005 and 2004, respectively, and $749,000 and $688,000 of royalty expense was recorded under these agreements in the six months ended July 31, 2005 and 2004.  Royalty expense is included as a component of the cost of consulting fees, cost of software license fees and cost of software maintenance fees in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

Deferred revenue consist of the following (in thousands):

	July 31,	January 31,
	2005	2005

Deferred software maintenance fees	$25,733	$33,850
Deferred software implementation and license fees	20,603	23,658
	46,336	57,508
Less related accounts receivable	(25,975)	(35,327)
Net deferred revenue	$20,361	$22,181

Research and Development Costs

Research and development costs which are not subject to capitalization under Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications.  Sustaining maintenance activities are expensed as incurred and charged to cost of revenues -- software maintenance fees.

Other income (expense)

Other income (expense) is comprised of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Gain on sale of Cash Services Australia Pty. Limited	$—	$—	$—	$539
Equity in loss of Cash Services Australia Pty. Limited	—	—	—	(17)
Minority share of net loss of Carretek LLC	213	133	530	219
Foreign exchange losses	(84)	(159)	(101)	(288)
Other	—	(1)	6	4
Total	$129	$(27)	$435	$457

In April 2004, the Company sold its 25% interest in Cash Services Australia Pty. Limited.  The carrying value of this investment was approximately $383,000 and the Company received $922,000 in proceeds collected in May 2004.  As a result of this transaction, the Company recorded a $539,000 gain.

The Company owns a 51% interest in Carretek LLC (“Carretek”), which offers financial institutions offshore-centric outsourcing of their business processes.  The minority interest in this loss was recorded in other income (expense) and was $213,000 and $133,000 for the three months ended July 31, 2005 and 2004, respectively, and $530,000 and $219,000 for the six months ended July 31, 2005 and 2004.

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

The Company recorded $130,000 and $141,000 of compensation expense during the three months ended July 31, 2005 and 2004, respectively, and $258,000 and $176,000 during the six months ended July 31, 2005 and 2004, respectively.  As of July 31, 2005, 786,444 unvested restricted common shares remain outstanding.

Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Net income (loss), as reported	$1,054	$199	$1,552	$(613)
Stock compensation expense recorded under the intrinsic value method	130	141	258	176
Pro forma stock compensation expense computed under the fair value method	(989)	(861)	(1,743)	(2,422)
Pro forma net income (loss)	$195	$(521)	$67	$(2,859)

Basic earnings (loss) per common share, as reported	$0.04	$0.01	$0.06	$(0.03)
Diluted earnings (loss) per common share, as reported	$0.04	$0.01	$0.06	$(0.03)
Pro forma basic earnings (loss) per common share	$0.01	$(0.02)	$0.00	$(0.12)
Pro forma diluted earnings (loss) per common share	$0.01	$(0.02)	$0.00	$(0.12)

The Company calculated the estimated fair value of each stock option using the Black-Scholes option-pricing model and utilized the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Volatility	0.835	0.797	0.837	0.800
Weighted-average expected lives	4.000	4.500	4.000	4.500
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	3.91	3.93	3.91	3.90
Weighted-average fair value of options granted	$3.61	$5.96	$3.63	$5.97

Risks and Uncertainties

The Company’s future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, our ability to protect our information technology infrastructure, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, realization of revenue from contracted sales, potential sales and backlog, changes in the accounting treatment of stock options and other share-based compensation and pending class action and shareholder derivative lawsuits.

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

Under the terms of the majority of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensee against any loss, expense, or liability from any damages that may be awarded against its customer.  The Company includes this infringement indemnification in most of its software license agreements.  In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may generally terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service.  The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses.  The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

The Company has agreed to indemnify members of the board of directors, officers and certain key employees of the Company if they are made a party or are threatened to be made a party to any proceeding by reason of the fact that they are acting in their capacities on behalf of the Company, or by reason of anything done or not done by them in any such capacities.  The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors, officers and key employees in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith.  The Company maintains insurance coverage for directors and officers liability (“D&O insurance”).  No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors, officers and certain key employees of the Company.  The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against the members of its board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance.  As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

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

Customer relationships with definite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 during the three months ended July 31, 2005 and 2004, respectively, and $700,000 during the six months ended July 31, 2005 and 2004.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
Remainder of 2006	$700
2007	1,400
2008	467

4.                                      Revolving Credit Agreement

The Company is a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  The Company did not have any borrowings outstanding under the revolving credit agreement at July 31, 2005.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  The Company is required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short term investments to funded debt.  Additionally, the payment of dividends is precluded except upon approval of the banks.  Substantially all of the Company’s assets collateralize the revolving credit agreement.  As of July 31, 2005, the Company is in compliance with the covenants of the revolving credit agreement.

Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs on the credit agreement was $38,000 and $53,000 for the three months ended July 31, 2005 and 2004, respectively, and $75,000 and $94,000 for the six months ended July 31, 2005 and 2004.

5.                                      Provision for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at July 31, 2005 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The tax provision was $102,000 and $350,000 for the three months ended July 31, 2005 and 2004, respectively, and $183,000 and $350,000 for the six months ended July 31, 2005 and 2004.  This provision is primarily related to a provision for foreign taxes; however, the Company recorded $15,000 of U.S. Federal and State tax expense in the three months ended July 31, 2005 for alternative minimum tax purposes due to the availability of net operating losses from prior years.  No U.S. Federal tax benefit was recorded during the three months ended July 31, 2004 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

6.                                      Benefit Plans

401(k) Plan

The Company has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code (“the Code”) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which was reinstated as of January 31, 2004.  Employer matching contributions amounted to $267,000 and $165,000 for the three months ended July 31, 2005 and 2004, respectively, and $605,000 and $330,000 for the six months ended July 31, 2005 and 2004. The Company may make additional contributions at the discretion of the Board of Directors.  No discretionary contributions were made during the three months ended July 31, 2005 and 2004.

Incentive Compensation Plans

The Carreker Incentive Bonus Plan (“CIBP”) awards employees bonuses based on the Company’s or the applicable business unit’s operating results.  Substantially all employees are eligible to receive cash awards under the CIBP.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  The Company’s Compensation Committee of the Board of Directors has the authority to determine the final amount of the bonus that is ultimately paid to the officers of the Company.  In the three months ended July 31, 2005 and 2004, the Company recorded expense under this plan of approximately $19,000 and $424,000, respectively.  In the six months ended July 31, 2005 and 2004, the Company recorded expense under this plan of approximately $263,000 and $529,000, respectively.

The Company pays discretionary bonuses to key employees based primarily on the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $459,000 and $314,000 for the three months ended July 31, 2005 and 2004, respectively, and $724,000 and $403,000 for the six months ended July 31, 2005 and 2004.

7.                                      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Basic earnings (loss) per share:
Net income (loss)	$1,054	$199	$1,552	$(613)

Weighted average shares outstanding	24,127	24,671	24,326	24,524

Basic earnings (loss) per share	$0.04	$0.01	$0.06	$(0.03)

Diluted earnings (loss) per share:
Net income (loss)	$1,054	$199	$1,552	$(613)

Weighted average shares outstanding	24,127	24,671	24,326	24,524
Assumed conversion of employee stock options and unvested restricted stock	294	810	377	—
Shares used in diluted earnings per share calculation	24,421	25,481	24,703	24,524

Diluted earnings (loss) per share	$0.04	$0.01	$0.06	$(0.03)

Options totaling 2,609,894 and 2,024,866 for the three months ended July 31, 2005 and 2004, respectively, and 2,666,520 and 1,361,509 for the six months ended July 31, 2005 and 2004, respectively, have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

8.                                      Contingencies

On June 15, 2004, by mutual agreement between the parties, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders’ derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles (“GAAP”), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (the form of, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.  The Company has filed a motion to dismiss and is awaiting a ruling from the judge.

On June 2, 2003, in the District Court, Dallas County, Texas, Walter Evans brought a shareholders’ derivative action, for the benefit of Nominal Defendant Carreker Corporation against James D. Carreker, John D. Carreker, Jr., James R. Erwin, James L. Fischer, Michael D. Hansen, Donald L. House, Richard R. Lee, Jr., David K. Sias, Ronald J. Steinhart, and Ernst & Young, LLP and Carreker Corporation, Nominal Defendant (Cause No. 0305505). The complaint alleges that the director defendants breached their fiduciary duty to the company.  The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the director defendants.  This action has been voluntarily dismissed without prejudice.

On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. On October 14, 2003 the plaintiffs filed their Consolidated Class Action Complaint. The complaint, filed on behalf of purchasers of the Company’s common stock between May 20, 1998 and December 10, 2002, inclusive, alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori, Terry L. Gage and Ernst & Young, the Company’s auditors), violations of Section 20(a) of the Exchange Act against the individual defendants, and violation of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori.  The complaint also alleges, among other things, that defendants artificially inflated the value of Carreker stock by knowingly or recklessly misrepresenting the Company’s financial results during the purported class period.  On March 22, 2005 the Court dismissed the action without prejudice and allowed the plaintiffs 60 days in which to file an amended complaint. Also the Court dismissed, with prejudice, all claims by shareholders relating to periods prior to July 31, 1999.

On May 31, 2005, the plaintiffs filed an Amended Consolidated Class Action Complaint on behalf of purchasers of the Company’s common stock between July 30, 1999 and December 10, 2002, inclusive, which reiterates the allegations in the first complaint, and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori and Terry L. Gage) except Ernst & Young LLP, violations of Section 20(a) of the Exchange Act against the individual defendants, and violations of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori.  The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.

On July 29, 2005, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint, primarily based on various provisions of the Private Securities Litigation Reform Act of 1995.  The court has not yet ruled on this motion.

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

9.                                      Business Segments and Revenue Concentration

The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting.  Certain prior year amounts have been reclassified to conform with the current year business segment presentation.  Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly.  Included in “Corporate Unallocated” are costs related to selling and marketing, unallocated corporate overhead expense.  Business segment results, which include costs for research and development as well as product royalty expense, the amortization and impairment of goodwill and intangible assets, the write-off of capitalized software costs and restructuring and other charges, were as follows (in thousands):

	Three Months ended July 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting	$8,832	$2	$668	$—	$9,502
Software license	252	3,415	115	—	3,782
Software maintenance	152	10,210	214	—	10,576
Software implementation and other services	1,176	3,523	193	—	4,892
Outsourcing services	—	—	—	241	241
Out-of-pocket expense reimbursements	485	331	111	—	927
Total revenues	$10,897	$17,481	$1,301	$241	$29,920

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$5,470	$2,063	$8	$(6,195)	$1,346

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges	—	23	—	5	28
Income (loss) from operations	$5,470	$1,690	$8	$(6,200)	$968

	Three Months ended July 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting	$9,351	$314	$849	$—	$10,514
Software license	13	4,564	—	—	4,577
Software maintenance	215	9,782	235	—	10,232
Software implementation and other services	159	3,284	199	—	3,642
Outsourcing services	—	—	—	10	10
Out-of-pocket expense reimbursements	304	267	91	—	662
Total revenues	$10,042	$18,211	$1,374	$10	$29,637

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$4,994	$3,102	$(263)	$(6,655)	$1,178

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges (credits)	28	(852)	—	1,021	197
Income (loss) from operations	$4,966	$3,604	$(263)	$(7,676)	$631

	Six Months ended July 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting	$16,554	$52	$1,214	$—	$17,820
Software license	553	6,473	115	—	7,141
Software maintenance	265	21,180	443	—	21,888
Software implementation and other services	1,652	7,072	302	—	9,026
Outsourcing services	—	—	—	498	498
Out-of-pocket expense reimbursements	872	672	201	—	1,745
Total revenues	$19,896	$35,449	$2,275	$498	$58,118

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$9,408	$4,617	$(316)	$(11,684)	$2,025

Amortization of customer relationships	—	700	—	—	700
Restructuring and other charges (credits)	—	154	(24)	(7)	123
Income (loss) from operations	$9,408	$3,763	$(292)	$(11,677)	$1,202

	Six Months ended July 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting	$17,838	$350	$1,383	$—	$19,571
Software license	192	10,208	33	—	10,433
Software maintenance	384	20,470	462	—	21,316
Software implementation and other services	315	5,841	365	—	6,521
Outsourcing services	—	—	—	10	10
Out-of-pocket expense reimbursements	795	567	190	—	1,552
Total revenues	$19,524	$37,436	$2,433	$10	$59,403

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$9,609	$7,548	$(829)	$(13,521)	$2,807

Amortization of customer relationships	—	700	—	—	700
Restructuring and other charges (credits)	1,747	(639)	—	1,604	2,712
Income (loss) from operations	$7,862	$7,487	$(829)	$(15,125)	$(605)

During the three months ended July 31, 2003, the Company formed Carretek LLC (“Carretek”), in which the Company owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes.  During July 2004, Carretek signed its first contract to perform outsourced services with a customer.  As this outsourcing business continues to be in the development phase and its operations are immaterial, the financial results for the three and six months ended July 31, 2005 and 2004 are contained in the Corporate-Unallocated business segment in the tables above.

For the three months ended July 31, 2005, Carretek recorded $241,000 of revenue and recorded expense of $675,000.  For the three months ended July 31, 2004, Carretek recorded $10,000 of revenue and recorded expense of $282,000.  For the six months ended July 31, 2005, Carretek recorded $498,000 of revenue and recorded expense of $1.6 million.  For the six months ended July 31, 2004, Carretek recorded $10,000 of revenue and recorded expense of $456,000.  Accordingly, the 49% share relating to the minority interest in these losses, which was $213,000 and $133,000 for the three months ended July 31, 2005 and 2004, respectively, and $530,000 and $219,000 for the six months ended July 31, 2005 and 2004, respectively, was recorded in other income in the accompanying consolidated statements of operations.  The Company and its partner have funded Carretek to date in the aggregate amount of $3.2 million of equity.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Single customer	15.0%	13.7%	12.2%	9.9%
Top five customers	39.0%	39.2%	38.3%	34.3%

National City Corporation accounted for approximately 15.0% of total revenues during the three months ended July 31, 2005, and Wells Fargo accounted for approximately 12.2% of total revenues during the six months ended July 31, 2005.  Wells Fargo accounted for approximately 13.7% of total revenues during the three months ended July 31, 2004, and approximately 9.9% of total revenues during the six months ended July 31, 2004.

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, for the periods indicated attributed to countries based on the location of the customers, were as follows (in thousands):

	Three Months Ended July 31, 2005		Three Months Ended July 31, 2004
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$20,890	72.1%	$21,330	73.7%
Europe	1,548	5.3	2,151	7.4
Canada	1,562	5.4	1,517	5.2
Asia Pacific	1,769	6.1	955	3.3
South Africa	2,410	8.3	2,788	9.6
Other	814	2.8	234	0.8
Total revenues	$28,993	100%	$28,975	100%

	Six Months Ended July 31, 2005		Six Months Ended July 31, 2004
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$40,962	72.7%	$43,523	75.2%
Europe	3,319	5.9	4,526	7.8
Canada	3,422	6.1	3,042	5.3
Asia Pacific	2,831	5.0	2,290	4.0
South Africa	4,420	7.8	3,997	6.9
Other	1,419	2.5	473	0.8
Total revenues	$56,373	100%	$57,851	100%

10.       Restructuring and Other Charges

The Company recorded various restructuring and other charges and (credits) during the three months ended July 31, 2005 and 2004, respectively, as follows (in thousands):

	Workforce Reductions	EPG Litigation Settlement	Legal and Professional Fees	Other	Total

YTD 2004:
Quarterly period ended April 30, 2004	308	1,686	521	—	2,515
Quarterly period ended July 31, 2004	192	14	1,206	(1,215)	197
Total YTD 2004	$500	$1,700	$1,727	$(1,215)	$2,712

YTD 2005:
Quarterly period ended April 30, 2005	127	—	—	(32)	95
Quarterly period ended July 31, 2005	28	—	—	—	28
Total YTD 2005	$155	$—	$—	$(32)	123

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

Quarter Ended July 31, 2005

The Company recorded $28,000 in restructuring and other charges during the three month period ended July 31, 2005, principally associated with the separation of 2 employees.

The activity related to the accrued merger and restructuring costs during the three and six months ended July 31, 2005 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Balance at January 31, 2005	$652	$200	$49	$103	$1,004

Additions to reserve balance:
Severance charges	127	—	—	—	127
Reductions to reserve balances:
Cash paid	(494)	—	(44)	—	(538)
Change in estimate	—	—	—	(32)	(32)
Balance at April 30, 2005	$285	$200	$5	$71	$561

Additions to reserve balance:
Severance charges	28	—	—	—	28
Reductions to reserve balances:
Cash paid	(285)	—	(5)	(24)	(314)
Balance at July 31, 2005	$28	$200	$—	$47	$275

The Company anticipates the remaining reserve accruals at July 31, 2005 will be paid or remaining customer obligations completed within the next 9 months.

11.                               Subsequent Event

On August 31, 2005, we implemented staffing reductions primarily within our Global Payments Technologies (“GPT”) business segment.  This action was taken to realign this business to achieve improved long-term profitability and increased flexibility going forward.  We currently expect to recognize a charge of approximately $775,000 in our third quarter of fiscal 2005.  On an ongoing basis, annual benefits of approximately $2.4 million are expected to result from this action including approximately $400,000 and $600,000 which is expected to be realized beginning in the third and fourth quarters of fiscal 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business – Forward Looking Statements and Risk Factors” contained in our Form 10-K for the year ended January 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).  Such risks include, without limitation: dependence on the banking industry, decline in check volumes, fluctuations in operating results, lack of long-term agreements, dependence on key personnel, product liability, rapid technological change and dependence on new products, focus on providing business process outsourcing with significant offshore components, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, our ability to protect our information technology infrastructure, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, realization of revenue from contracted sales, potential sales and backlog, changes in accounting treatment of share-based compensation and the resolution of pending class action and shareholder derivative lawsuits.  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “risk factors” included in our SEC filings and elsewhere in this report.

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

Cost of Revenues and Gross Margins.  We strive to control our cost of revenues and thereby maintain or improve our gross margins.  The major items impacting cost of consulting, cost of software maintenance and cost of software implementation are personnel, overhead and related expenses.  The major items impacting cost of software licenses are amortization of both capitalized and acquired software and also software royalties for software from third parties.  While the amortization expense is relatively fixed, the third party royalty expense can vary significantly based on the relative product mix.

Operating Expenses.  Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses.  Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses.  Additionally in the first two quarters of fiscal 2004, the settlement of the EPG legal action along with associated legal fees was recorded on the Restructuring and Other Charges financial statement caption on the Consolidated Statement of Operations.

Liquidity and Cash Flows.  Cash and cash equivalents at July 31, 2005 and January 31, 2005 totaled $21.7 million and $34.5 million, respectively.  In addition to our growth in accounts receivable, our primary utilization of cash in fiscal 2005 was to invest in $4.6 million of marketable debt securities and $3.2 million of treasury stock purchases.

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

Payment Solutions:

Back Office Processing	Products that bring new efficiencies to back-office operations through leading-edge image, workflow, and RECO (character recognition) technologies.	Adjustments/Express, Exceptions/Express, Express Capture, Express Decision, Input/Express, Inbound Returns/Express, and All Transactions File

Solution	Description	Products Offered
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

ExchgLink , IRD Create, IRD Author, Image Inspector, CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Manager and Cnotes

Solution	Description	Products Offered
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

Executive Summary

In Q2 2005, we generated revenue of $29.9 million and net income of $1.1 million.  These results compare to revenue of $29.6 million and net income of $199,000 in Q2 2004.  In YTD 2005, we generated revenue of $58.1 million and net income of $1.6 million.  These results compare to revenue of $59.4 million and a net loss of $613,000 in YTD 2004.

Our Revenue Enhancement (“RevE”) business segment has increased revenue $855,000, or 8.5%, on a quarterly basis and $372,000, or 1.9%, on a YTD basis.  This increase in revenue has been primarily driven by an increase in Customer Value Enhancement (“CVE”) software and services, particularly in our international markets.  CVE is our proprietary sales management methodologies and training programs.  These increases on both a quarterly and YTD basis in CVE related revenue have been partially offset by a reduction in traditional RevE consulting revenue, particularly in the international markets.

Our Global Payments Technology (“GPT”) business segment experienced declines in revenue of $730,000, or 4.0%, on a quarterly basis and $2.0 million, or 5.3%, on a YTD basis.  These declines were centered within software license revenue within the Payments product group.  The Payments group includes such products as ExchgLink, Image-replacement document solutions and Source Capture products.  The sales opportunities and the number of closed sales for these new Payments products have been increasing, however the majority of the revenue recognized to date from these new product offerings has been largely limited to our developmental partners and beta customers, and the remainder remains in deferred revenue until we gain customer acceptance of the products.

Our Global Payments Consulting (“GPC”) business segment experienced a decline in revenue of $73,000, or 5.3%, on a quarterly basis and $158,000, or 6.5%, on a YTD basis.  Declining consulting revenue has been partially offset by increased software license revenue related to our Float Management solutions.

Finally, Carretek is our 51% owned business outsourcer for payment and transaction processing.  Carretek signed its first agreement in Q2 2004.  In Q4 2004 and Q1 2005, we expanded the scope of our outsourcing engagement with this single customer.  Revenue has increased to $241,000 in Q2 2005 and $498,000 on a YTD basis.  We do not expect the financial results for this business to improve significantly unless and until we expand the scope of this engagement or add additional customers.

We continue to focus on increasing research and development to enhance our existing product offerings, and more importantly, developing new product offerings particularly within GPT.  The reductions within selling, general and administrative were primarily related to cost savings from reductions in personnel in our corporate sales function, our new health care plan and provider, and reductions within office services and facilities.

Additionally, on both a quarterly and YTD basis, Restructuring and Other Charges have declined significantly.  YTD 2005 Restructuring and Other Charges is approximately $123,000 and is mostly related to severance costs.  YTD 2004 Restructuring and other charges were $2.7 million and contained a $1.7 million EPG litigation settlement, approximately $1.7 million of legal costs and $500,000 of severance, which was offset by a $1.2 million reduction in our CheckFlow customer settlement reserve.

In Q2 2005, we used $5.9 million of cash from operating activities and decreased total cash by $14.0 million, as compared to $2.3 million of cash used in operating activities and a decrease in total cash of $3.0 million in Q2 2004.  On a YTD basis, we used $3.8 million of cash from operating activities and decreased total cash of $12.8 million in 2005, as compared to $7.5 million of cash generated from operating activities and a decrease of total cash of $156,000 in 2004.

During the first half of fiscal year 2005, cash flow was heavily dependent on the timing of the cash collections on the December 31, 2004 maintenance renewals.  Our continued improvements in cash collection led to more of these renewals being collected in January 2005 (the last month of fiscal 2004) as opposed to carrying over into Q1 and Q2 2005.  Additionally, a $4.0 million RevE consulting invoice due in July 2005 was not collected until August 2005, thereby increasing our Accounts Receivable balance and reducing cash generated from operating activities.  Additionally in fiscal 2005, we purchased $4.6 million of marketable debt securities and have also purchased $3.2 million of treasury stock pursuant to a publicly announced stock repurchase program, which further decreased our cash and cash equivalent balance at July 31, 2005.

Overall, as we look across our three major business segments and Carretek, we believe that we are well positioned and have a competitive advantage to capitalize on the significant changes brought about by factors affecting our customers including revenue pressures, technology and regulatory change (i.e., Check 21, Sarbanes-Oxley, USA Patriot Act and Basel II), growing costs and the reputational risk associated with identity and transaction fraud.  For the 2005 fiscal year, we anticipate revenue to exceed 2004 fiscal year levels due to sales of new products and an increase in consulting opportunities.  Revenue for Q3 2005 is expected to be in line with Q2 2005. Operating income is expected to decline due to a Q3 2005 change in revenue mix associated with the timing of certain RevE business segment engagements and a restructuring charge of approximately $775,000, associated with recent personnel reductions.  The reductions in personnel were implemented in an effort to position the Global Payments Technology business segment for increased flexibility and improved long-term profitability.  Payments Solutions remains core to our growth strategy as demonstrated by our research and development investments in this area.  On an ongoing basis, we expect an annual benefit of approximately $2.4 million from this action.  Approximately $400,000 and $600,000 of this benefit is expected to be recognized beginning in Q3 2005 and Q4 2005, respectively.

For Q4 2005, we anticipate revenue to increase over the prior quarters in fiscal 2005 due primarily to the recognition of revenue associated with previous sales.  Additionally, we expect Q4 2005 operating income to increase over the prior quarters in fiscal 2005 due to decreased costs associated with the recent expense initiatives as well as the anticipated Q4 2005 revenue increase.

Results of Operations

Comparison of Three Months Ended July 31, 2005 (“Q2 2005”) to Three Months Ended July 31, 2004 (“Q2 2004”) and Six Months Ended July 31, 2005 (“YTD 2005”) to Six Months Ended July 31, 2004 (“YTD 2004”)

Revenues

Revenues by Segment ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Revenue Enhancement	$10,897	$10,042	$855	8.5%	$19,896	$19,524	$372	1.9%
Global Payments Technologies	17,481	18,211	(730)	(4.0)	35,449	37,436	(1,987)	(5.3)
Global Payments Consulting	1,301	1,374	(73)	(5.3)	2,275	2,433	(158)	(6.5)
Corporate (Outsourcing) Revenue	241	10	231	—	498	10	488	—

Total Revenues	$29,920	$29,637	$283	1.0%	$58,118	$59,403	$(1,285)	(2.2)%

Our RevE business segment increased revenue $855,000, or 8.5%, in Q2 2005 as compared to Q2 2004 and $372,000, or 1.9%, for YTD 2005 as compared to YTD 2004 primarily through increased CVE software and services revenue.  CVE is our proprietary sales management methodologies and sales training programs.  In the last nine months this group has entered into two large multi-year term license engagements to provide software, services and maintenance.  Additionally in Q2 2005, this group was also engaged by another large international bank to provide CVE related services over a multi-year period.  The increases within CVE were partially offset by decreases in RevE’s traditional consulting revenue, particularly in the international markets.

Our GPT business segment revenue declined $730,000, or 4.0%, in Q2 2005 as compared to Q2 2004 and declined $2.0 million, or 5.3%, for YTD 2005 as compared to YTD 2004.  These declines are both centered within software license revenue, particularly within our Payments Solutions product group.  In fiscal 2003 and aided by Check 21 legislation, we began to develop several software products that enabled banks to transition from paper-based to electronic payments systems.  These products include Image Exchange, Image-replacement document creation software along with Source Capture, a product to capture these check images earlier in the payment processing stream.  The sales opportunities and the number of closed sales for these new Payments products have been increasing, and we closed a Source Capture deal in Q4 2004 and a new Image Exchange deal in Q2 2005.  However, the majority of the revenue derived from these new Payments products remains in deferred revenue at July 31, 2005 until we gain customer acceptance of the products.  The revenue recognized to date from these products has been largely limited to our developmental partners and beta customers.

Additionally in Q2 2004 and YTD 2004, the Payments product group of GPT derived $484,000 and $3.4 million, respectively, from a software license sale to a single customer of our Check Image Archive product, while the 2005 periods did not include any large single sales.  These license revenues did not include any corresponding essential services.

The decline in the GPC business segment revenue, on a quarterly and YTD basis, was primarily the result of decreased consulting services within our Payments Strategy group.  These declines in Payments consulting were partially offset by increases in consulting and software derived from our Float product group.  With recent increases in interest rates, we expect to have future increased customer demand for our Float product offerings.  Additionally, with our expanded sales focus and the repositioning of the GPC consulting business to enterprise-wide payment and risk strategies and image enablement planning and integration, we expect to be well positioned for revenue growth opportunities within this segment during the last half of fiscal 2005.

Consulting ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Consulting	$9,502	$10,514	$(1,012)	(9.6)%	$17,820	$19,571	$(1,751)	(8.9)%

Most of our consulting revenue is derived from our RevE business segment.  Consulting revenue in the RevE segment decreased $519,000, or 5.5%, to $8.8 million in Q2 2005 from $9.3 million in Q2 2004.  Domestically, consulting revenue for RevE increased $304,000 on a quarterly comparison basis, and there were 14 domestic revenue producing engagements in Q2 2005, as compared to 13 in Q2 2004.  In Q2 2005, RevE had one domestic engagement that yielded $4.0 million of consulting revenue.  This revenue represents 45.3% of all RevE consulting revenue in Q2 2005 and 13.4% of total consolidated revenue in Q2 2005.  International RevE consulting revenue decreased $823,000 in Q2 2005, as compared to Q2 2004, and there was only 2 non-U.S. revenue producing engagements in Q2 2005 as compared to 3 in Q2 2004.

Consulting revenue in the RevE segment decreased $1.3 million, or 7.2%, to $16.6 million in YTD 2005 from $17.9 million in YTD 2004.  Domestically, consulting revenue increased slightly to $228,000 on a YTD basis and there were 15 domestic revenue producing engagements in both YTD 2005 and YTD 2004.  International RevE consulting revenue decreased $1.5 million in YTD 2005 to $3.9 million in YTD 2005, as compared to $5.4 million in YTD 2004.  In YTD 2005, there were 2 revenue producing international engagements, as compared to 4 in YTD 2004.

Consulting revenue in our GPC segment decreased $181,000, or 21.3%, to $668,000 in Q2 2005 from $849,000 in Q2 2004, and decreased $169,000, or 12.2%, to $1.2 million in YTD 2005 as compared to $1.4 million in YTD 2004.  GPC Payment Strategy consulting declined and was partially offset by increased Float consulting.  With the recent increase in interest rates, we expect the demand for our Float consulting and related software to continue to increase.

Consulting revenue within our GPT segment decreased $311,000, or 99.2%, to $3,000 in Q2 2005 from $314,000 in Q2 2004 and decreased $297,000, or 85%, to $53,000 in YTD 2005 as compared to $350,000 in YTD 2004.  This decline was primarily the result of one engagement in 2004 in which our GPT segment provided cash consulting services; this type of engagement did not recur in 2005.

Software License ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Software License	$3,782	$4,577	$(795)	(17.4)%	$7,141	$10,433	$(3,292)	(31.6)%

Most of our software license fees are derived from our GPT business segment.  GPT software license revenue decreased $1.2 million, or 25.2%, to $3.4 million in Q2 2005 from $4.6 million in Q2 2004.  Additionally, GPT software license revenue decreased $3.7 million, or 36.6%, to $6.5 million in YTD 2005 as compared to $10.2 million in YTD 2004.  These declines are both centered within software license revenue, particularly within our Payments product group, as described above under “– Revenues by Segment.”

The software revenue derived from our CVE product offering, contained in our RevE business segment, increased $239,000 to $252,000 in Q2 2005, as compared to $13,000 in Q2 2004, and increased $361,000 to $553,000 in YTD 2005 as compared to $192,000 in YTD 2004.  This increase is the result of reformulating our sales strategy to position our CVE product as an enhancement to an existing CRM customer installation, as opposed to a replacement for an existing CRM customer installation.  Additionally, we began marketing a multi-year term software license as opposed to a traditional perpetual software license, which reduces the up-front investment for our customers, but results in recognition of the related revenue over a longer period of time.  In the last nine months, the CVE group has entered into two large multi-year term license engagements to provide software, maintenance and services under this new strategy.

Software Maintenance ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Software Maintenance	$10,576	$10,232	$344	3.4%	$21,888	$21,316	$572	2.7%

Most of our maintenance revenue is derived from our GPT business segment.  Software maintenance fees are invoiced and collected pursuant to annually renewable product and telephone support agreements with our software customers.  The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and revenue is recognized ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  Maintenance contracts usually carry annual maintenance fee escalation clauses generally based on an index, such as the consumer price index.  Because of our revenue recognition policy, maintenance revenue can vary from quarter-to-quarter.

Software Implementation and Other Services ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Software Implementation and Other Services	$4,892	$3,642	$1,250	34.3%	$9,026	$6,521	$2,505	38.4%

The majority of our software implementation fees are derived from our GPT business segment, however the CVE product group within the RevE business segment has increased their service revenues in the first half of fiscal 2005.

GPT software services increased $239,000, or 7.3%, to $3.5 million in Q2 2005 as compared to $3.3 million in Q2 2004, and they increased $1.3 million, or 21.1%, to $7.1 million in YTD 2005 as compared to $5.8 million in YTD 2004.  These services revenues have increased primarily because of several large customization service engagements related to existing customer software product installations.

Within the CVE product group, services have increased $1.0 million to $1.2 million in Q2 2005, as compared to $159,000 in Q2 2004, and have increased $1.3 million to $1.6 million in YTD 2005 as compared to $314,000 in YTD 2004.  In the last nine months this group has entered into two large multi-year engagements to provide software, services and maintenance.  In Q2 2005, this group was also engaged by another large international bank to provide CVE related services over a multi-year period.

Outsourcing Services ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Outsourcing Services	$241	$10	$231	—%	$498	$10	$488	—%

Our outsourcing service revenue is derived through Carretek, our 51% owned business which outsources payment and transaction processing.  Carretek was formed in fiscal 2003 and signed its first agreement in Q2 2004.  The fiscal 2004 revenues were minimal; however in late Q4 2004, we expanded our scope of business with our initial customer to include a second set of transaction processing functions, and in Q1 2005 we added a third set of transaction processing functions.

Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Out-of-Pocket Expense Reimbursements	$927	$662	$265	40.0%	$1,745	$1,552	$193	12.4%

The increase in these reimbursements on both a quarterly and YTD basis occurred within all three business segments, and corresponds with the increase in services revenue noted above.  Most of our software services and consulting engagements require our employees to be at the customer location for extended periods of time, which gives rise to out-of-pocket expense reimbursements.  These reimbursements are recognized as revenue when they are billable to the customer and can fluctuate from period to period.

Cost of Revenues

Cost of Revenues by Segment ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Revenue Enhancement	$4,911	$4,598	$313	6.8%	$9,381	$8,974	$407	4.5%
% of revenue	45.1%	45.8%			47.2%	46.0%

Global Payments Technologies	$8,248	$8,659	$(411)	(4.7)%	$16,391	$17,177	$(786)	(4.6)%
% of revenue	47.2%	47.5%			46.2%	45.9%

Global Payments Consulting	$872	$1,343	$(471)	(35.1)%	$1,774	$2,686	$(912)	(34.0)%
% of revenue	67.0%	97.7%			78.0%	110.4%

Corporate (Outsourcing Services)	$434	$14	$420	—%	$1,013	$14	$999	—%
% of revenue	180.1%	140.0%			203.4%	140.0%

Total Cost of Revenues	$14,465	$14,614	$(149)	(1.0)%	$28,559	$28,851	$(292)	(1.0)%
% of revenue	48.3%	49.3%			49.1%	48.6%

The increase in the cost of revenues on an absolute dollar basis in the RevE business segment, on both a quarterly and YTD basis, is primarily the result of increases within the cost of services within the CVE product group as they manage and staff three new large engagements.  These increases in CVE services costs have been partially offset by declining consulting costs primarily due to less personnel related expense recorded for the RevE consulting business.

The decrease in the cost of revenues on an absolute basis within the GPT business segment, on both a quarterly and YTD basis, is the result of reductions in the cost of services through personnel reductions in the last half of fiscal 2004, and increased cross-utilization of services personnel on maintenance or research and development projects.

These cost reductions within GPT’s cost of services were partially offset by an increase in cost of software licenses due to increased third-party royalty costs.

The absolute dollar cost reductions, on both a quarterly and YTD basis, within GPC were primarily attributable to personnel reductions achieved during the latter half of fiscal 2004 to bring our costs in line with expected consulting revenues.  With total revenue for GPC basically flat, on both a quarterly and YTD basis, cost of revenues as a percentage of total GPC revenue decreased dramatically.

The direct cost increase related to Carretek, our 51% owned business which outsources payment and transaction processing, is related to the direct costs related to our single customer which began in Q2 2004.  As described earlier, we do not expect the financial results for this business to improve significantly unless and until we expand the scope of this engagement or we retain additional outsourcing customers.

Cost of Consulting ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Consulting	$4,277	$5,082	$(805)	(15.8)%	$8,518	$9,611	$(1,093)	(11.4)%
% of consulting revenue	45.0%	48.3%			47.8%	49.1%

The cost of consulting within the GPC business segment decreased $418,000, or 39.3%, to $645,000 in Q2 2005 as compared to $1.1 million in Q2 2004 and decreased $773,000, or 37.2% to $1.3 million for YTD 2005 as compared to $2.1 million for YTD 2004.  The decline in costs, on both a quarterly and YTD basis, within our GPC business segment were achieved through personnel reductions made in the latter half of fiscal year 2004 to bring costs in line with expected GPC consulting revenues.

The cost of consulting within the RevE business segment decreased $398,000, or 10.1%, to $3.6 million in Q2 2005 as compared to $4.0 million in Q2 2004 and decreased $281,000, or 3.8%, to $7.1 million in YTD 2005 as compared to $7.4 million in Q2 2004.  The declines in both periods can be attributed to lower personnel related expenses recorded during the fiscal 2005 quarterly and YTD periods.

Cost of Software Licenses ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Software Licenses	$1,828	$1,670	$158	9.5%	$3,364	$3,268	$96	2.9%
% of software license revenue	48.3%	36.5%			47.1%	31.3%

The cost of software licenses consists primarily of amortization of capitalized and acquired software costs along with royalties payable to third parties recorded in the GPT business segment.  The increase in the cost of software license revenue, on a quarterly and YTD basis, is primarily the result of higher royalty expense in Q2 2005, due to software product mix.  The decline in software revenue, on both a quarterly and YTD basis, along with increased costs, resulted in an increase in the cost of software license revenue as a percentage of software license revenue.

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements entered into with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 50% of the associated revenue.  In Q2 2005, we recorded $462,000 of software royalty expense compared to $263,000 of software royalty expense recorded in Q2 2004.  In YTD 2005, we recorded $554,000 of software royalty expense compared to $442,000 in YTD 2004.  Depending on our future product mix, our margins from software license fees may be positively or negatively impacted by fluctuations in software royalty expense.

Cost of Software Maintenance ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Software Maintenance	$3,436	$3,386	$50	1.5%	$7,411	$7,184	$227	3.2%
% of software maintenance revenue	32.5%	33.1%			33.9%	33.7%

Cost of software maintenance consists primarily of personnel and facility costs to provide telephone support, product defect support and other enhancements to our existing products, which are not significant enough to extend the product’s life cycle or substantially increase its marketability. The cost of maintenance was relatively flat for Q2 2005, as compared to Q2 2004, and increased $227,000, or 3.2%, on a YTD basis as a result of an increased use of contract labor, particularly in Q1 2005, within our GPT business segment related to and reflecting an increased emphasis on supporting and enhancing our current product mix.

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

Cost of Software Implementation and Other Services ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Software Implementation and Other Services	$3,682	$3,810	$(128)	(3.4)%	$6,655	$7,179	$(524)	(7.3)%
% of software implementation and other services revenue	75.3%	104.6%			73.7%	110.1%

Costs of software implementation and other services consist primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations within our GPT business segment and the CVE software product within our RevE segment.  The cost of software implementation and other services decreased $645,000, or 18.6%, to $2.8 million in Q2 2005 as compared to $3.5 million in Q2 2004, and decreased $1.1 million, or 17.1%, to $5.4 million in YTD 2005 as compared to $6.5 million in YTD 2004.  The decline in costs of software implementation reflect decreased personnel costs within our GPT business segment.  These headcount reductions were achieved in the latter half of fiscal 2004 to improve utilization.  These declines were partially offset by increases within the CVE group of our RevE segment.  The cost of software implementation and other services increased $515,000, or 206.9%, to $764,000 in Q2 2005 as compared to $249,000 in Q2 2004, and increased to $584,000, or 112.9%, to $1.1 million in YTD 2005 as compared to $517,000 in YTD 2004.  The increase in costs is primarily related to third party contract labor costs used to manage and staff the three large CVE engagements.  The decline in the costs of software implementation and other services, as a percentage of software implementation revenue and other services, was the result of overall decreased costs along with an increased volume of active services engagements.

Cost of Outsourcing Service ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Outsourcing Service	$434	$14	$420	—%	$1,013	$14	$999	—%
% of outsourcing services revenue	180.1%	140.0%			203.4%	140.0%

The increase in the cost of outsourcing service fees is due to the creation of Carretek, our 51% owned business outsourcer for payment and transaction processing.  In Q2 2004, this business retained its first customer.

Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Out-of-Pocket Expenses	$808	$652	$156	23.9%	$1,598	$1,595	$3	0.2%
% of out-of-pocket expense reimbursements	87.2%	98.5%			91.6%	102.8%

These costs represent travel, meals and other sundry expenses incurred by our employees.  These costs are invoiced to the customer, without mark-up, usually on a monthly basis.  The absolute costs have increased on a quarterly basis due to increased CVE and GPT service engagements.  In addition, certain customer contracts contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer without contractual revisions or the customer’s express written approval, which can increase the volatility of the cost of out-of-pocket expenses as a percentage of out-of-pocket expense reimbursements.

Operating Costs and Expenses:

Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Selling, General and Administrative Expenses	$11,593	$11,971	$(378)	(3.2)%	$22,497	$24,163	$(1,666)	(6.9)%
% of total revenue	38.7%	40.4%			38.7%	40.7%

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

We continue to focus on decreasing costs throughout the organization.  Some of the primary drivers of the overall decrease in SG&A costs in Q2 2005, as compared to Q2 2004 and YTD 2005 as compared to YTD 2004, were as follows:

•                  Decreased corporate selling and marketing costs and business unit software sales and product management costs of $606,000 for Q2 2005, as compared to Q2 2004, and $899,000 in YTD 2005 as compared to YTD 2004 due primarily to personnel reductions within our corporate sales function.

•                  Decreased employee benefits costs of $43,000 in Q2 2005, as compared to Q2 2004, and $629,000 in YTD 2005 as compared to YTD 2004 due primarily to savings achieved through the selection of a new, lower cost health care plan and provider and passing a higher percentage of the health care costs to our employees.

•                  Decreased office services and facility costs of $253,000 in Q2 2005, as compared to Q2 2004, and $620,000 in YTD 2005 as compared to YTD 2004.

•                  Increased general and administrative costs of $522,000 in Q2 2005, as compared to Q2 2004, and $481,000 in YTD 2005, as compared to YTD 2004, were primarily driven by increased contract labor and third party consulting costs related to an ERP system upgrade and business process reengineering project begun in late Q1 2005.  Additionally because of a significant reduction in our delinquent accounts receivable in 2004, our allowance for doubtful accounts was reduced $212,000 in Q2 2004 and $392,000 in YTD 2004 as compared to a reduction of only $31,000 in Q2 2005 and $41,000 in YTD 2005.

Research and Development ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Research and Development Expenses	$2,516	$1,874	$642	34.3%	$5,037	$3,582	$1,455	40.6%
% of total revenue	8.4%	6.3%			8.7%	6.0%

Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization primarily within the GPT business segment.  Research and development costs have increased on a quarterly basis as a result of increased new product development and less software costs capitalized in Q2 2005, as compared to Q2 2004 and in YTD 2005 as compared to YTD 2004.  Beginning in the latter half of fiscal 2003 and carrying through fiscal 2004 and the first half of fiscal 2005, we have developed or are currently developing 11 new software offerings within the GPT segment.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability.

In accordance with SFAS No. 86, “Accounting for Costs of Computer Equipment to be Sold, Leased or Otherwise Marketed,” we capitalized $271,000 in Q2 2005, as compared to $698,000 in Q2 2004, and we capitalized $708,000 in YTD 2005 as compared to $1.6 million in YTD 2004.  In Q1 2005, we began to develop two new Cash solutions and the costs associated with these two products represented 98% of the amount capitalized in YTD 2005.  The first product verifies cash logistic invoices with automated precision and the second product is an internet-based track and trace system that streamlines the cash delivery management process.  In YTD 2004, 100% of the capitalization was related to the development of Payments products, primarily ExchgLink, our product offering to send and receive check images, and Source Capture, an application which enables bank customers to capture check images at corporate sites and to extend the functionality of our anti-money laundering software and other risk solutions.  These product development projects in YTD 2004 were of a larger scale and effort and therefore the amount of costs capitalized was larger in 2004 as compared to 2005 on both a quarterly and YTD basis.

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

Amortization of Intangible Assets:

Amortization of intangible assets was $350,000 for Q2 2005 and Q2 2004, and $700,000 for YTD 2005 and YTD 2004.  The amortization results from the periodic recognition of amortization expense, through the second quarter of fiscal 2007, of intangible customer relationships acquired in the Check Solutions acquisition in 2001.

Restructuring and Other Charges:  We recorded various restructuring and other charges and credits, as follows ($ in thousands):

	Workforce Reductions	EPG Litigation Settlement	Legal and Professional Fees	Other	Total

YTD 2004:
Quarterly period ended April 30, 2004	308	1,686	521	—	2,515
Quarterly period ended July 31, 2004	192	14	1,206	(1,215)	197
Total YTD 2004	$500	$1,700	$1,727	$(1,215)	$2,712

YTD 2005:
Quarterly period ended April 30, 2005	127	—	—	(32)	95
Quarterly period ended July 31, 2005	28	—	—	—	28
Total YTD 2005	$155	$—	$—	$(32)	123

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

Quarter Ended July 31, 2004

We recorded $192,000 in restructuring and other charges during the three month period ended July 31, 2004, principally associated with the separation of 8 employees.  During the quarter ended July 31, 2004, we recorded a charge of $36,000 relating to legal and professional fees relating to our shareholder legal actions described in Note 8 to Condensed Consolidated Unaudited Financial Statements.

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

Quarter Ended April 30, 2005

We recorded $127,000 in restructuring and other charges during the three month period ended April 30, 2005, principally associated with the separation of 6 employees.  We also lowered our estimate by $32,000 for the costs associated with the discontinuance of one of our software offerings, originally recorded in January 2004.

Quarter Ended July 31, 2005

We recorded $28,000 in restructuring and other charges during the three month period ended July 31, 2005, principally associated with the separation of 2 employees.

The activity related to the accrued merger and restructuring costs during the three months ended July 31, 2005 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Balance at January 31, 2005	$652	$200	$49	$103	$1,004

Additions to reserve balance:
Severance charges	127	—	—	—	127
Reductions to reserve balances:
Cash paid	(494)	—	(44)	—	(538)
Change in estimate	—	—	—	(32)	(32)
Balance at April 30, 2005	$285	$200	$5	$71	$561

Additions to reserve balance:
Severance charges	28	—	—	—	28
Reductions to reserve balances:
Cash paid	(285)	—	(5)	(24)	(314)
Balance at July 31, 2005	$28	$200	$—	$47	$275

We anticipate the remaining reserve accruals at July 31, 2005 will be paid or remaining customer obligations completed within the next 9 months.

Other Income (Expense):

Interest Income ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Interest Income	$166	$66	$100	151.5%	$310	$115	$195	169.6%

Interest income consists of interest earned on cash and cash equivalents and marketable securities.  The increase quarter-over-quarter is primarily the result of higher average cash and cash equivalent balances during Q2 2005, as compared to Q2 2004 and YTD 2005 as compared to YTD 2004, and slightly higher yields on these investments.

Interest Expense ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Interest Expense	$(107)	$(121)	$(14)	(11.6)%	$(212)	$(230)	$(18)	(7.8)%

Interest expense is primarily the result of the commitment fees associated with the maintenance of our $30.0 million revolving credit agreement.  Additionally, the amortization of the deferred loan costs is also included in interest expense.  There were no borrowings outstanding under this credit agreement since Q1 2004.

Other income ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Gain on sale of Cash Services Australia Pty. Limited	$—	$—	$—	—	$—	$539	(539)	(100)%
Equity in earnings of Cash Services Australia Pty. Limited	—	—	—	—	—	(17)	17	100%
Minority share of net loss of Carretek LLC	213	133	80	60.2%	530	219	311	142.0%
Foreign exchange losses	(84)	(159)	75	47.2%	(101)	(288)	187	64.9%
Other	—	(1)	1	100.0%	6	4	2	50.0%

Total	$129	$(27)	$(156)	(577.8)%	$435	$457	$(22)	(4.8)%

In April 2004, we sold our 25% interest in Cash Services Australia Pty. Limited.  The carrying value of our investment was approximately $383,000 and we received $922,000 in proceeds collected in May 2004.  As a result of this transaction, we recorded a $539,000 gain.

We own a 51% interest in Carretek LLC (“Carretek”), through which we offer financial institutions offshore-centric outsourcing of their business processes.  Carretek has generated approximately $434,000 and $272,000 in losses for Q2 2005 and Q2 2004, respectively, and $1.1 million and $446,000 in losses for YTD 2005 and YTD 2004, respectively.  Accordingly, the 49% share relating to the minority interest in these losses, or $213,000 and $133,000 on a quarterly basis and $530,000 and $219,000 on a YTD basis, was recorded in other income (expense).

Provision for Income Taxes:

The Company has established a valuation allowance to reserve its net deferred tax assets at July 31, 2005 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The net tax provision was $102,000 and $183,000 for the three and six months ended July 31, 2005 and consists of a provision for foreign taxes.  Only $15,000 of U.S. Federal tax expense was recorded in the three months ended July 31, 2005 for alternative minimum tax purposes due to the availability of net operating losses from prior years.  No U.S. Federal income tax benefit was recorded at July 31, 2005 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

In May 2004, the federal tax law changed to allow software license revenue to be deferred for tax purposes similar to the percent-complete revenue recognition model we use for financial statement purposes.  The impact of this change in the tax law increased the amount of the net operating loss carryforwards by $8.6 million.

Liquidity and Capital Resources

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities.  At July 31, 2005, we had working capital of $14.4 million compared to $12.3 million at January 31, 2005.  We had $21.7 million in cash and cash equivalents at July 31, 2005, a decrease of $12.8 million from $34.5 million in cash and cash equivalents at January 31, 2005.  However, we also had $4.6 million of “available for sale” marketable securities at July 31, 2005, compared to no marketable securities at January 31, 2005.  At July 31, 2005 and January 31, 2005, we did not have any borrowings outstanding under our revolving line of credit.  We expect that existing cash, marketable securities and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

Cash used in operating activities was $5.9 million for the three months ended July 31, 2005 compared to cash used in operating activities of $2.3 million in the three months ended July 31, 2004.  Cash used in operating activities was $3.8 million for the six months ended July 31, 2005 compared to cash provided by operating activities of $7.5 million for the six months ended July 31, 2004.  This decline in 2005 was primarily the result of the timing of the collection of 2005 calendar year maintenance billings as compared to the prior year.  Additionally, a $4.0 million RevE invoice due at the end of July 2005 was not collected until August 2005, thereby decreasing the three and six months ended July 31, 2005 cash flow from operating activities and increasing our DSO approximately 12 days at July 31, 2005, as shown in the table below.

Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.  The following table contains the quarterly days’ sales outstanding (“DSO”):

Quarter ended	DSO
July 31, 2005	49
April 30, 2005	35
January 31, 2005	35
October 31, 2004	35
July 31, 2004	46
April 30, 2004	46

Cash used in investing activities increased to $5.5 million during the three months ended July 31, 2005 as compared to $1.8 million during the three months ended July 31, 2004.  The cash used in investing activities increased to $6.6 million during the six months ended July 31, 2005 as compared to $3.0 million during the six months ended July 31, 2004.  The increase was primarily the result of the purchase of $4.6 million of marketable securities during the three months ended July 31, 2005, partially offset by a decline in both capital expenditures and capitalized software development.

Financing activities used cash of $2.7 million in the three months ended July 31, 2005 as compared to financing activities providing cash of $1.1 million in the three months ended July 31, 2004.  This use of cash was primarily the result of $2.8 million of treasury stock purchases made in the open market pursuant to a publicly announced stock repurchase program during the three months ended July 31, 2005.  The program to purchase up to $5.0 million of our treasury stock was authorized for the period April 18, 2005 through October 14, 2005.

Financing activities used cash of $2.4 million for the six months ended July 31, 2005 as compared to a use of cash of $4.7 million during the six months ended July 31, 2004.  During the six months ended July 31, 2005, we purchased a total of $3.2 million of treasury stock under the program described above.  These treasury stock purchases were offset by $551,000 of equity contributions by the minority shareholder of Carretek LLC and $266,000 related to the proceeds from the exercise of stock options.  During the six months ended July 31, 2004, we made a $6.3 million debt payment, which was offset by $1.3 million of proceeds related to stock options and $260,000 equity contributions by the minority shareholder of Carretek LLC.

We are a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  At July 31, 2005 and July 31, 2004, the Company did not have any borrowings outstanding.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); or London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA.  Interest payments are due quarterly.  We are required to pay a commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short term investments to funded debt.  Additionally, the payment of dividends and the purchase of treasury stock is precluded subject to the approval of the banks.  We obtained a written waiver to this covenant in April 2005 when we announced our stock repurchase program.  Substantially all of our assets collateralize this revolving credit agreement.  As of July 31, 2005, we are in compliance with the covenants of the revolving credit agreement, as amended.

The following summarizes our contractual obligations at July 31, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years

Operating leases	$13,376	$3,177	$5,840	$4,319	$40

We believe that current cash balances and marketable securities and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2005.  However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  There can be no assurance that additional financing would be available on acceptable terms, if at all.

We are presently involved in a number of lawsuits.  While we do not expect any negative outcomes, the final resolutions of the lawsuits are unknown, and could include judgments against us, or settlements that could require additional substantial payments by us.  See Note 8 in our Notes to Condensed Consolidated Unaudited Financial Statements.  The timing of the final resolution of these matters is uncertain.  We believe that a material adverse outcome or outcomes with respect to the lawsuits could have a material adverse effect on our financial results, our business or our management including but not limited to, significantly impacting our liquidity in a negative manner as well as causing covenant violations under our revolving credit agreement, possibly resulting in a default thereunder.  Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and change our financing needs.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary.  The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

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

In the case of non-software arrangements, we apply EITF No. 00-21 and revenues related to arrangements with multiple elements are allocated to each element based on the element’s relative fair value.  Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below.  If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

Consulting.  We employ three primary pricing methods in connection with our delivery of consulting services. First, we may price our delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, we are generally paid fees and related amounts usually on a monthly basis, and we recognize revenues as the services are performed. Second, we may deliver consulting services on a fixed-price basis. In this case, we are generally paid on a monthly basis or pursuant to an agreed upon payment schedule, and we recognize revenues on a proportionate performance basis. We believe that this method is appropriate because of our ability to determine performance milestones and determine dependable estimates of our costs applicable to each phase of a contract.  Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses.  Anticipated losses on fixed-priced contracts are recognized when estimable.  Third, we may deliver consulting services pursuant to a value-priced contract with the customer. In this case, we are paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of our solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of our solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to us.  We must first commit time and resources to develop projections associated with value-pricing contracts before a bank will commit to purchase our solutions, and we therefore assume the risk of making these commitments with no assurance that the customer will purchase the solution.  Costs associated with these value-pricing contracts are expensed as incurred.  These contracts typically include payments to be made to us pursuant to an agreed upon schedule ranging from one to twelve months in length. We recognize revenues generated from consulting services in connection with value-priced contracts based upon projected results only upon completion of all services and agreement upon the actual fee to be paid (even though billings for these services may be delayed by mutual agreement for periods not to exceed twelve months). In an effort to allow customers to more closely match expected benefits from our services with payments to us, we may on occasion, offer payment terms which extend beyond 12 months.  When we enter into an agreement that has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement is entered into, revenue under the arrangement will be recognized as payments become due and payable.  When fees are to be paid based on a percentage of actual revenues and/or savings to our customers, we recognize revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

Software License.  A perpetual software license is sold either together with implementation services or on a stand-alone basis.  We are usually paid software license fees in one or more installments, as provided in the customer’s contract but not to exceed 12 months.  We recognize software license revenue upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management.  When the software license arrangement requires us to provide implementation services that are essential to the functionality of the software or significant production, customization or modification of the software is required, both the product license revenue and implementation fees are recognized as services are performed.  A term software license is sold either together with implementation services and/or with maintenance services.  These term licenses are usually paid in annual installments over the term of the license.  If the term software license is sold without essential implementation services, the revenue is recognized ratably over the non-cancelable license term.  If the term license is sold with essential implementation services, the license revenue is recognized as the lesser of the amount of license revenue recognized as services are performed or on a ratable basis.

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

Software Maintenance.  In connection with our sale of a software license, a customer may elect to purchase software maintenance services. Most of the customers that purchase software licenses from us also purchase software maintenance services, which typically are renewed annually. We charge an annual maintenance fee, which is typically a percentage of the initial software license fee. The annual maintenance fee generally is paid to us at the beginning of the maintenance period, and we recognize these revenues ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer.  We normally continue to provide maintenance service while awaiting payment from customers.  When the payment is received, revenue is recognized for the period that revenue was previously deferred.  This may result in volatility in software maintenance revenue from period-to-period.

Software Implementation and Other Services.  In connection with the sale of a software license, a customer may elect to purchase software implementation services, including software enhancements and other software services.  Most of the customers that purchase software licenses from us also purchase software implementation services.  We price our implementation services on a time-and-material or on a fixed-price basis, and we recognize the related revenues as services are performed.  Costs associated with these engagements are expensed as incurred.

Outsourcing Services.  While outsourcing revenue has been minimal to date, we currently recognize revenue based on the number of items processed.  These services are currently billed on a monthly basis.

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

Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.  We performed the initial impairment test of goodwill at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142.  The initial impairment analysis did not result in any write-down of capitalized costs.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment.  We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated.  If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.  During the quarterly period ended January 31, 2005, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment.  Goodwill at July 31, 2005 totaled $20.8 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

Restructuring and Other Charges

During fiscal year 2001, we recorded reserves in connection with our acquisition of Check Solutions and subsequent operational restructurings.  Additional reserves were recorded during each of the succeeding fiscal years.  These reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions.  In the six month period ended July 31, 2005, we revised our estimate to reflect our remaining costs related to the discontinuance of one of our software offerings originally recorded in January 2004 and reversed $32,000.  Although we do not anticipate any significant changes in the future, the actual costs may differ from these estimates.

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

Recently Issued Accounting Standards

See “Recently Issued Accounting Standards” in Note 2 of the Notes to Condensed Consolidated Unaudited Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest our cash in a variety of financial instruments.  The vast majority of these investments are denominated in U.S. dollars and maintained with nationally recognized financial institutions.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.  At July 31, 2005, we held $4.6 million of auction rate notes.  The interest rate for these notes will adjust to the current market interest rate at each interest reset date, which is typically on at least a monthly basis.

We had no outstanding borrowings under our revolving credit agreement at July 31, 2005.  As described in Note 4 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate under the revolving credit agreement is variable.

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

An insignificant portion of our accounts receivable balance at July 31, 2005 was denominated in a foreign currency.  Our exposure to adverse movements in foreign exchange rates is typically not significant.  Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars.  In the future we may change this practice.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy in future periods.

Foreign exchange losses were $84,000 and $159,000 in the three months ended July 31, 2005 and 2004, respectively, and $101,000 and $288,000 in the six months ended July 31, 2005 and 2004.

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

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  As of July 31, 2005, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART II:   OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

The information with respect to certain legal proceedings set forth under “Contingencies” in Note 8 of the Notes to Condensed Consolidated Unaudited Financial Statements, is hereby incorporated by reference.  Reference is also made to the information contained in Part I, Item 3. Legal Proceedings in our Form 10-K for the period ended January 31, 2005 and in Part II, Item 1. Legal Proceedings in our Form 10-Q for the period ended April 30, 2005.

We filed a motion to dismiss the shareholders’ derivative action pending in the United States District Court and the motion is awaiting a ruling from the judge.

The Shareholders’ derivative action pending in the state District Court, Dallas County, Texas has been voluntarily dismissed without prejudice by the plaintiff.

On July 29, 2005, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint pending before the United States District Court for the Northern District of Texas, Dallas Division, primarily based on various provisions of the Private Securities Litigation Reform Act of 1995.  The court has not yet ruled on this motion.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s purchases of shares of its common stock in the open market during the six months ended July 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

4/1/2005 – 4/30/2005	70,000	$4.98	70,000		(1)
5/1/2005 – 7/31/2005	560,511	5.04	560,511		(1)
Total	630,511	$5.03	630,511		(1)

(1)          Under a share repurchase program approved by the Board of Directors of Carreker Corporation on April 18, 2005, the Company is authorized to repurchase up to $5.0 million of its common stock through October 14, 2005.  The repurchase program is designed to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 under which an agent appointed by the Company will determine the time, amount, and price at which purchases of common stock will be made, subject to certain parameters established in advance by the Company.  For the period August 1, 2005 through August 31, 2005, the Company has purchased an additional 900 shares of its common stock.

ITEM 3.                           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 14, 2005, two proposals were adopted by our stockholders: (1) the election of three directors as Class I directors for terms expiring at the Annual Meeting of Stockholders in 2008 as described in our Proxy Statement for the Annual Meeting (Messrs. John D. Carreker, Jr., James R. Erwin, and Donald L. House were re-elected as directors), and (2) the ratification of the appointment of Ernst & Young LLP as independent registered public accountants of the Company for the fiscal year ending January 31, 2006.  The number of shares cast for and against as well as the number of abstentions as to each of these matters (other than the election of directors) are as follows:

Election of Directors	Shares For	Shares Withheld

John D. Carreker, Jr.	22,440,177	837,771
James R. Erwin	22,195,599	1,082,349
Donald L. House.	22,478,933	799,015

Proposal	Shares For	Shares Against	Abstentions

Ratification of accountants	23,195,310	65,115	17,523

ITEM 5.                           OTHER INFORMATION

None.

ITEM 6.                           EXHIBITS

Number	Exhibit Description

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	September 8, 2005
John D. Carreker, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	September 8, 2005
Lisa K. Peterson
Chief Financial Officer