Form 10-Q
period 2005-10-31
CARREKER CORP
filed 2005-12-07
CIK 1057709

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 2005.

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

Common Stock, $.01 par value — 24,697,793 shares as of November 30, 2005.

CARREKER CORPORATION

Index

PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at October 31, 2005 and January 31, 2005

Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2005 and 2004

Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended October 31, 2005

Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 31, 2005 and 2004

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

SIGNATURES

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)

ASSETS

	October 31, 2005	January 31, 2005

Current assets
Cash and cash equivalents	$24,162	$34,516
Marketable securities	4,500	—
Accounts receivable, net of allowance of $569 and $529 at October 31, 2005 and January 31, 2005, respectively	13,284	11,144
Prepaid expenses and other current assets	3,060	2,595
Total current assets	45,006	48,255

Property and equipment, net of accumulated depreciation of $22,297 and $20,194 at October 31, 2005 and January 31, 2005, respectively	6,022	6,604
Capitalized software costs, net of accumulated amortization of $13,313 and $12,426 at October 31, 2005 and January 31, 2005, respectively	3,049	3,245
Acquired developed technology, net of accumulated amortization of $19,238 and $15,773 at October 31, 2005 and January 31, 2005, respectively	6,462	9,927
Goodwill, net of accumulated amortization of $3,405 at October 31, 2005 and January 31, 2005	20,765	20,765
Customer relationships, net of accumulated amortization of $6,183 and $5,133 at October 31, 2005 and January 31, 2005, respectively	2,217	3,267
Deferred loan costs, net of accumulated amortization of $1,503 and $1,300 at October 31, 2005 and January 31, 2005, respectively	204	407
Other assets	804	835
Total assets	$84,529	$93,305

Current liabilities
Accounts payable	$1,061	$992
Accrued compensation and benefits	5,986	7,818
Other accrued expenses	3,928	3,609
Income tax payable	182	339
Deferred revenue	16,960	22,181
Accrued merger and restructuring costs	629	1,004
Total current liabilities	28,746	35,943

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 25,338 and 24,852 shares issued at October 31, 2005 and January 31, 2005, respectively	254	249
Additional paid-in capital	112,034	110,992
Accumulated deficit	(53,274)	(53,876)
Less treasury stock, at cost	(3,231)	(3)
Total stockholders’ equity	55,783	57,362
Total liabilities and stockholders’ equity	$84,529	$93,305

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Revenues:
Consulting	$6,720	$7,930	$24,540	$27,501
Software license	5,322	5,701	12,463	16,134
Software maintenance	10,822	11,491	32,710	32,807
Software implementation and other services	4,585	4,622	13,611	11,143
Outsourcing service	220	50	718	60
Out-of-pocket expense reimbursements	701	813	2,446	2,365
Total revenues	28,370	30,607	86,488	90,010

Cost of revenues:
Consulting	4,369	4,555	12,887	14,166
Software license	2,155	2,503	5,519	5,771
Software maintenance	3,588	3,765	10,999	10,949
Software implementation and other services	3,562	4,002	10,217	11,181
Outsourcing service	424	222	1,437	236
Out-of-pocket expenses	701	738	2,299	2,333
Total cost of revenues	14,799	15,785	43,358	44,636
Gross profit	13,571	14,822	43,130	45,374

Operating costs and expenses:
Selling, general and administrative	11,191	11,320	33,688	35,483
Research and development	2,444	2,520	7,481	6,102
Amortization of customer relationships	350	350	1,050	1,050
Restructuring and other charges	780	266	903	2,978
Total operating costs and expenses	14,765	14,456	43,122	45,613
Income (loss) from operations	(1,194)	366	8	(239)

Other income (expense):
Interest income	185	92	495	207
Interest expense	(122)	(106)	(334)	(336)
Other income	283	275	718	732
Total other income, net	346	261	879	603
Income (loss) before provision for income taxes	(848)	627	887	364
Provision for income taxes	102	114	285	464
Net income (loss)	$(950)	$513	$602	$(100)
Basic earnings (loss) per share	$(0.04)	$0.02	$0.03	$0.00
Diluted earnings (loss) per share	$(0.04)	$0.02	$0.03	$0.00
Shares used in computing basic earnings (loss) per share	23,906	24,821	24,152	24,623
Shares used in computing diluted earnings (loss) per share	23,906	25,589	24,553	24,623

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

Additional

Total

	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at January 31, 2005	24,852	$249	$110,992	$(53,876)	1	$(3)	$57,362

Cancellation of restricted stock	(5)	—	(12)	—	—	—	(12)
Compensation expense related to issuance of restricted stock	—	—	140	—	—	—	140
Issuance of shares of common stock upon exercises of stock options	10	—	52	—	—	—	52
Common stock repurchases	—	—	—	—	70	(349)	(349)
Net income	—	—	—	498	—	—	498
Balance at April 30, 2005	24,857	249	111,172	(53,378)	71	(352)	57,691

Cancellation of restricted stock	(30)	—	(56)	—	—	—	(56)
Compensation expense related to issuance of restricted stock	424	4	182	—	—	—	186
Issuance of shares of common stock upon exercises of stock options	43	—	214	—	—	—	214
Restricted shares withheld for payroll taxes	—	—	—	—	8	(49)	(49)
Common stock repurchases	—	—	—	—	560	(2,824)	(2,824)
Net income	—	—	—	1,054	—	—	1,054
Balance at July 31, 2005	25,294	253	111,512	(52,324)	639	(3,225)	56,216

Cancellation of restricted stock	(13)	—	(7)	—	—	—	(7)
Compensation expense related to issuance of restricted stock	—	—	254	—	—	—	254
Issuance of shares of common stock upon exercises of stock options	57	1	275	—	—	—	276
Common stock repurchases	—	—	—	—	1	(6)	(6)
Net loss	—	—	—	(950)	—	—	(950)
Balance at October 31, 2005	25,338	$254	$112,034	$(53,274)	640	$(3,231)	$55,783

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Operating Activities:
Net income (loss)	$(950)	$513	602	(100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	793	826	2,391	2,483
Amortization of capitalized software costs	419	668	887	1,146
Amortization of acquired developed technology	1,155	1,155	3,465	3,465
Amortization of customer relationships	350	350	1,050	1,050
Amortization of deferred loan costs	68	67	203	204
Compensation earned under restricted stock plan	247	148	505	324
Minority share of loss in Carretek LLC	(269)	(234)	(799)	(454)
Non-cash charge for merger costs	—	—	(32)	(1,215)
Allowance for doubtful accounts	95	(275)	54	(667)
Gain on sale of Cash Services Australia Pty. Limited	—	—	—	(539)
Changes in operating assets and liabilities:
Accounts receivable	3,011	3,571	(2,194)	10,468
Prepaid expenses and other assets	(147)	525	(456)	1,462
Accounts payable and accrued expenses	708	(451)	(1,898)	(2,729)
Income taxes payable/receivable	107	87	(157)	41
Deferred revenue	(3,401)	(7,159)	(5,221)	(7,665)
Net cash provided by (used in) operating activities	2,186	(209)	(1,600)	7,274

Investing Activities:
Purchases of property and equipment	(523)	(1,346)	(1,809)	(2,711)
Purchases of marketable securities	—	—	(4,600)	—
Sales of marketable securities	100	—	100	—
Computer software costs capitalized	—	(593)	(690)	(2,201)
Net cash used in investing activities	(423)	(1,939)	(6,999)	(4,912)

Financing Activities:
Payments on long-term debt	—	—	—	(6,250)
Proceeds from exercises of stock options	276	314	542	1,638
Purchase of treasury stock	(6)	—	(3,228)	—
Proceeds from minority shareholder equity contributions to Carretek LLC	380	172	931	432
Net cash provided by (used in) financing activities	650	486	(1,755)	(4,180)
Net increase (decrease) in cash and cash equivalents	2,413	(1,662)	(10,354)	(1,818)
Cash and cash equivalents at beginning of period	21,749	28,449	34,516	28,605
Cash and cash equivalents at end of period	$24,162	$26,787	$24,162	$26,787

Supplemental disclosures of cash flow information:
Cash paid for interest	$39	$38	$115	$147
Cash paid for income taxes, net	$16	$11	$443	$393

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine Months Ended October 31, 2005 and 2004

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

The consolidated financial statements also reflect the operations of Carretek LLC, which is a 51% owned subsidiary.  The minority interest and minority share of net loss of Carretek LLC represent the 49% minority stockholder’s investment and share of the loss of this consolidated subsidiary.

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The accompanying financial statements reflect all adjustments (consisting of normal recurring entries) which in the opinion of management are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of full-year results.

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

The cost, gross unrealized gains (losses) and fair value of our available-for-sale securities by major security type at October 31, 2005 is as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
Corporate debt securities	$700	$—	$—	$700
Guaranteed student loan backed debt securities	3,800	—	—	3,800

Total available for sale	$4,500	$—	$—	$4,500

Currently all original maturities of debt securities classified as available for sale at October 31, 2005 were due after 10 years.  All the debt securities are auction rate notes and the interest rate for these investments will adjust to current market rates at each interest reset date, which is typically on at least a monthly basis.

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

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables.  Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue.  The Company had a recovery of a receivable previously written off of $28,000 during the three months ended October 31, 2005.  Write-offs of receivables during the three months ended October 31, 2004 were $45,000.  Write-offs of receivables during the nine months ended October 31, 2005 and 2004 were $14,000 and $179,000, respectively.

The fair value of accounts receivable approximates the carrying amount of accounts receivable.

Gross accounts receivable includes both amounts billed to customers and unbilled customer accounts receivable.  Accounts receivable, net of related deferred revenue and allowances, consist of the following (in thousands):

	October 31, 2005	January 31, 2005

Gross accounts receivable	$34,191	$47,000
Less related deferred revenue	(20,338)	(35,327)
Less allowance for doubtful accounts	(569)	(529)
Net accounts receivable	$13,284	$11,144

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

The components of property and equipment are as follows (in thousands):

	October 31, 2005	January 31, 2005

Furniture	$5,070	$5,069
Equipment and software	21,965	20,446
Leasehold improvements	1,284	1,283
Total cost	28,319	26,798

Less accumulated depreciation and amortization	(22,297)	(20,194)
Net property and equipment	$6,022	$6,604

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

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to five years). The Company capitalized $0 and $593,000 in the three months ended October 31, 2005 and 2004, respectively.  The Company capitalized $690,000 and $2.2 million in the nine months ended October 31, 2005 and 2004, respectively.  The Company developed software for sending and receiving check images, and has developed software for distributed capture of checks and check images and extending the functionality of its anti-money laundering software and other Risk solutions.  The Company has also recently completed the development of a product to verify cash logistic invoices with automated precision and an internet-based track and trace system that streamlines the cash delivery management process.

The Company recorded amortization relating to software development costs capitalized of $420,000 and $668,000 in the three months ended October 31, 2005 and 2004, respectively.  The Company recorded amortization relating to software development costs capitalized of $888,000 and $1.1 million in the nine months ended October 31, 2005 and 2004, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions.  These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.2 million for the three months ended October 31, 2005 and 2004, respectively, and $3.5 million for the nine months ended October 31, 2005 and 2004.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology
Remainder of 2006	$306	$1,155
2007	1,223	4,107
2008	885	1,200
2009	327	—

The table does not include the estimated amortization expense for $308,000 of capitalized software products that are currently being developed, and for which amortization has not commenced.

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

Outsourcing Services.  While outsourcing revenue has been minimal to date, we currently recognize revenue based on the number of items processed.  These services are billed currently on a monthly basis.

Return Provisions.  The Company’s contracts typically do not include right of return clauses, and as a result, the Company does not record a provision for returns.

Royalties

In connection with software license, maintenance, and consulting agreements, entered into with certain banks and purchase agreements with vendors under which the Company acquired software technology used in products sold to its customers, the Company is required to pay royalties on sales of certain software products.  Under these arrangements, the Company recognizes royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues.  Approximately $665,000 and $685,000 of royalty expense was recorded under these agreements in the three months ended October 31, 2005 and 2004, respectively, and $1.4 million of royalty expense was recorded under these agreements in the nine months ended October 31, 2005 and 2004.  Royalty expense is included as a component of the cost of consulting fees, cost of software license fees and cost of software maintenance fees in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

Deferred revenue consists of the following (in thousands):

	October 31, 2005	January 31, 2005

Deferred software maintenance fees	$20,585	$33,850
Deferred software implementation and license fees	16,713	23,658
	37,298	57,508
Less amounts not yet collected	(20,338)	(35,327)
Net deferred revenue	$16,960	$22,181

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

Other income (expense)

Other income (expense) is comprised of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Gain on sale of Cash Services Australia Pty. Limited	$—	$—	$—	$539
Equity in loss of Cash Services Australia Pty. Limited	—	—	—	(17)
Minority share of net loss of Carretek LLC	269	234	799	454
Foreign exchange (losses) / gains	12	43	(89)	(245)
Other	2	(2)	8	1
Total	$283	$275	$718	$732

In April 2004, the Company sold its 25% interest in Cash Services Australia Pty. Limited.  The carrying value of this investment was approximately $383,000 and the Company received $922,000 in proceeds collected in May 2004.  As a result of this transaction, the Company recorded a $539,000 gain.

The Company owns a 51% interest in Carretek LLC (“Carretek”), which offers financial institutions offshore-centric outsourcing of their business processes.  The minority interest in this loss was recorded in other income (expense) and was $269,000 and $234,000 for the three months ended October 31, 2005 and 2004, respectively, and $799,000 and $454,000 for the nine months ended October 31, 2005 and 2004.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee and director stock options.  Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.”  SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement.  In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an Amendment of FASB Statement No.123,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  The Company continues to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method.

The stock compensation expense recorded under the intrinsic value method is primarily the result of restricted common stock issued to employees and officers.  The Company is amortizing the compensation expense on a straight line basis over the period that the restrictions on the common stock lapse.

The Company recorded $247,000 and $148,000 of compensation expense during the three months ended October 31, 2005 and 2004, respectively, and $505,000 and $324,000 during the nine months ended October 31, 2005 and 2004, respectively.  As of October 31, 2005, 754,168 unvested restricted common shares remain outstanding.

Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Net income (loss), as reported	$(950)	$513	$602	$(100)
Stock compensation expense recorded under the intrinsic value method	247	148	505	324
Pro forma stock compensation expense computed under the fair value method	(1,097)	(1,493)	(2,891)	(3,914)
Pro forma net loss	$(1,800)	$(832)	$(1,784)	$(3,690)

Basic earnings (loss) per common share, as reported	$(0.04)	$0.02	$0.03	$0.00
Diluted earnings (loss) per common share, as reported	$(0.04)	$0.02	$0.03	$0.00
Pro forma basic loss per common share	$(0.08)	$(0.03)	$(0.07)	$(0.15)
Pro forma diluted loss per common share	$(0.08)	$(0.03)	$(0.07)	$(0.15)

The Company calculated the estimated fair value of each stock option using the Black-Scholes option-pricing model and utilized the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Volatility	0.904	0.746	0.857	0.794
Weighted-average expected lives	5.000	4.500	4.300	4.500
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	4.00%	4.25%	3.94%	3.93%
Weighted-average fair value of options granted	$4.63	$5.62	$3.93	$5.93

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

The Company expects to implement the modified prospective method as described above.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123 (R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows.  Had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share contained in Note 2 above under the caption Stock Based Compensation.  Statement No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.  This requirement currently does not have an effect on the Company as all of our deferred tax benefits are fully reserved with a valuation allowance.

As of October 31, 2005, the expense related to unvested options granted to date is as follows for the indicated fiscal years ending January 31, (in thousands):

Year	Amount

2007	$2,138
2008	999
2009	404
2010	85

The Company is considering accelerating the vesting of a portion of the outstanding options in the year ending January 31, 2006 to reduce the stock option related expense in future years.

3.              Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.  Other intangible assets, which include acquired developed technology and customer relationships, are amortized over their estimated useful lives.

Customer relationships with finite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 during the three months ended October 31, 2005 and 2004 and $1.1 million during the nine months ended October 31, 2005 and 2004.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
Remainder of 2006	$350
2007	1,400
2008	467

4.              Revolving Credit Agreement

The Company is a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  The Company did not have any borrowings outstanding under the revolving credit agreement at October 31, 2005.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA.  Interest payments are due quarterly.  The Company is required to pay an annual commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short term investments to funded debt.  Additionally, the payment of dividends is precluded except upon approval of the banks.  Substantially all of the Company’s assets collateralize the revolving credit agreement.  As of October 31, 2005, the Company is in compliance with the covenants of the revolving credit agreement.

Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs on the credit agreement was $54,000 and $38,000 for the three months ended October 31, 2005 and 2004, respectively, and $130,000 and $132,000 for the nine months ended October 31, 2005 and 2004.

5.              Provision for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at October 31, 2005 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The foreign tax provision was $102,000 and $114,000 for the three months ended October 31, 2005 and 2004, respectively, and $270,000 and $464,000 for the nine months ended October 31, 2005 and 2004.  Additionally, the Company recorded $15,000 of U.S. Federal and State tax expense in the nine months ended October 31, 2005 for alternative minimum tax purposes due to the availability of net operating losses from prior years.  No U.S. Federal tax benefit was recorded during the three months ended October 31, 2005 or during the nine months ended October 31, 2004 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

6.              Benefit Plans

401(k) Plan

The Company has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code (“the Code”) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which was reinstated as of January 31, 2004.  Employer matching contributions amounted to $215,000 and $102,000 for the three months ended October 31, 2005 and 2004, respectively, and $820,000 and $431,000 for the nine months ended October 31, 2005 and 2004. The Company may make additional contributions at the discretion of the Board of Directors.  No discretionary contributions were made during the three and nine months ended October 31, 2005 and 2004.

Incentive Compensation Plans

The Carreker Incentive Bonus Plan (“CIBP”) awards employees bonuses based on the Company’s or the applicable business unit’s operating results.  Substantially all employees are eligible to receive cash awards under the CIBP.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  The Company’s Compensation Committee of the Board of Directors has the authority to determine the final amount of the bonus that is ultimately paid to the officers of the Company.  In the three months ended October 31, 2005 and 2004, the Company recorded expense under this plan of approximately $364,000 and $484,000, respectively.  In the nine months ended October 31, 2005 and 2004, the Company recorded expense under this plan of approximately $627,000 and $1.0 million, respectively.

The Company pays discretionary bonuses to key employees based primarily on the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $67,000 and $703,000 for the three months ended October 31, 2005 and 2004, respectively, and $791,000 and $1.1 million for the nine months ended October 31, 2005 and 2004.

7.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Basic earnings (loss) per share:
Net income (loss)	$(950)	$513	$602	$(100)

Weighted average shares outstanding	23,906	24,821	24,152	24,623

Basic earnings (loss) per share	$(0.04)	$0.02	$0.03	$0.00

Diluted earnings (loss) per share:
Net income (loss)	$(950)	$513	$602	$(100)

Weighted average shares outstanding	23,906	24,821	24,152	24,623
Assumed conversion of employee stock options and unvested restricted stock	—	768	401	—
Shares used in diluted earnings per share calculation	23,906	25,589	24,553	24,623

Diluted earnings (loss) per share	$(0.04)	$0.02	$0.03	$0.00

Options for 3,870,944 shares and 1,955,533 shares for the three months ended October 31, 2005 and 2004, respectively, and 2,608,263 shares and 4,234,319 shares for the nine months ended October 31, 2005 and 2004, respectively, have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

8.              Contingencies

On June 15, 2004, by mutual agreement between the parties, Smith v. Carreker Corporation, et. al, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders’ derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles (“GAAP”), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff seeks redress (the form of which includes, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002.  The Company has filed a motion to dismiss and is awaiting a ruling from the judge.

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

The parties conducted a mediation on November 23, 2005 for both the shareholder’s derivative action and the shareholder class action.  Although the mediation session did not result in a settlement, the parties have agreed to continue settlement discussions and have asked the court to postpone a ruling on the motion to dismiss the shareholder class action until January 15, 2006.

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

The Company is periodically involved in various other legal actions and claims which arise in the normal course of business.  In the opinion of management, the final disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

9.              Business Segments and Revenue Concentration

The tables below show revenues and income (loss) from operations for the periods indicated for our three reportable business segments: Revenue Enhancement, Global Payments Technologies and Global Payments Consulting.  Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly.  Included in “Corporate Unallocated” are costs related to selling and marketing and unallocated corporate overhead expense.  Business segment results, which include costs for research and development as well as product royalty expense, the amortization and impairment of goodwill and intangible assets, the write-off of capitalized software costs and restructuring and other charges, were as follows (in thousands):

	Three Months ended October 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting	$6,371	$—	$349	$—	$6,720
Software license	235	5,056	31	—	5,322
Software maintenance	286	10,325	211	—	10,822
Software implementation and other services	811	3,370	404	—	4,585
Outsourcing services	—	—	—	220	220
Out-of-pocket expense reimbursements	326	297	78	—	701
Total revenues	$8,029	$19,048	$1,073	$220	$28,370

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$2,197	$3,514	$(208)	$(5,567)	$(64)

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges	—	752	—	28	780
Income (loss) from operations	$2,197	$2,412	$(208)	$(5,595)	$(1,194)

	Three Months ended October 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting	$7,141	$—	$789	$—	$7,930
Software license	25	5,676	—	—	5,701
Software maintenance	371	10,956	164	—	11,491
Software implementation and other services	161	4,393	68	—	4,622
Outsourcing services	—	—	—	50	50
Out-of-pocket expense reimbursements	289	369	155	—	813
Total revenues	$7,987	$21,394	$1,176	$50	$30,607

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$3,350	$4,754	$(588)	$(6,534)	$982

Amortization of customer relationships	—	350	—	—	350
Restructuring and other charges (credits)	—	—	199	67	266
Income (loss) from operations	$3,350	$4,404	$(787)	$(6,601)	$366

	Nine Months ended October 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting	$22,925	$53	$1,562	$—	$24,540
Software license	788	11,528	147	—	12,463
Software maintenance	551	31,506	653	—	32,710
Software implementation and other services	2,463	10,442	706	—	13,611
Outsourcing services	—	—	—	718	718
Out-of-pocket expense reimbursements	1,198	968	280	—	2,446
Total revenues	$27,925	$54,497	$3,348	$718	$86,488

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$11,605	$8,131	$(524)	$(17,251)	$1,961

Amortization of customer relationships	—	1,050	—	—	1,050
Restructuring and other charges (credits)	—	906	(24)	21	903
Income (loss) from operations	$11,605	$6,175	$(500)	$(17,272)	$8

	Nine Months ended October 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Corporate Unallocated	Total
Revenues:
Consulting	$24,979	$350	$2,172	$—	$27,501
Software license	217	15,884	33	—	16,134
Software maintenance	755	31,426	626	—	32,807
Software implementation and other services	476	10,234	433	—	11,143
Outsourcing services	—	—	—	60	60
Out-of-pocket expense reimbursements	1,083	936	346	—	2,365
Total revenues	$27,510	$58,830	$3,610	$60	$90,010

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$12,959	$12,302	$(1,417)	$(20,055)	$3,789

Amortization of customer relationships	—	1,050	—	—	1,050
Restructuring and other charges (credits)	1,747	(639)	199	1,671	2,978
Income (loss) from operations	$11,212	$11,891	$(1,616)	$(21,726)	$(239)

During the three months ended July 31, 2003, the Company formed Carretek LLC (“Carretek”), in which the Company owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes.  During July 2004, Carretek signed its first contract to perform outsourced services with a customer.  As this outsourcing business continues to be in the development phase and its operations are immaterial, the financial results for the three and nine months ended October 31, 2005 and 2004 are contained in the Corporate-Unallocated business segment in the tables above.

For the three months ended October 31, 2005 and October 31, 2004, Carretek recorded revenue of $220,000 and $50,000, respectively, and recorded expense of $769,000 and $530,000, respectively.  For the nine months ended October 31, 2005 and October 31, 2004, Carretek recorded revenue of $718,000 and $60,000, respectively, and recorded expense of $2.3 million and $986,000, respectively.  Accordingly, the 49% share relating to the minority interest in these losses, which was $269,000 and $234,000 for the three months ended October 31, 2005 and 2004, respectively, and $799,000 and $454,000 for the nine months ended October 31, 2005 and 2004, respectively, was recorded in other income in the accompanying consolidated statements of operations.  The Company and its partner have funded Carretek to date in the aggregate amount of $4.0 million of equity.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Single customer	13.0%	19.3%	12.4%	13.1%
Top five customers	41.3%	40.7%	35.1%	32.6%

Wells Fargo was the Company’s largest customer in each of the periods presented.

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, for the periods indicated is attributed to countries based on the location of the customers, and were as follows (in thousands):

	Three Months Ended October 31, 2005		Three Months Ended October 31, 2004
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$19,993	72%	$24,712	83%
Europe	3,646	13	1,966	7
Canada	1,800	7	1,348	4
Asia Pacific	1,428	5	946	3
South Africa	142	1	631	2
Other	660	2	191	1
Total revenues	$27,669	100%	$29,794	100%

	Nine Months Ended October 31, 2005		Nine Months Ended October 31, 2004
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$60,838	72%	$67,916	78%
Europe	7,113	9	6,511	7
Canada	5,223	6	4,690	5
Asia Pacific	4,227	5	3,261	4
South Africa	4,563	6	4,628	5
Other	2,078	2	639	1
Total revenues	$84,042	100%	$87,645	100%

10.       Restructuring and Other Charges

The Company recorded various restructuring and other charges and (credits) during the nine months ended October 31, 2005 and 2004, respectively, as follows (in thousands):

	Workforce Reductions	EPG Litigation Settlement	Legal and Professional Fees	Other	Total

YTD 2004:
Quarterly period ended April 30, 2004	308	1,686	521	—	2,515
Quarterly period ended July 31, 2004	192	14	1,206	(1,215)	197
Quarterly period ended October 31, 2004	246	—	20	—	266
Total YTD 2004	$746	$1,700	$1,747	$(1,215)	$2,978

YTD 2005:
Quarterly period ended April 30, 2005	127	—	—	(32)	95
Quarterly period ended July 31, 2005	28	—	—	—	28
Quarterly period ended October 31, 2005	780	—	—	—	780
Total YTD 2005	$935	$—	$—	$(32)	903

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

Quarter Ended October 31, 2005

The Company recorded $780,000 in restructuring and other charges during the three month period ended October 31, 2005, principally associated with the separation of 29 employees primarily within the GPT business segment.

The activity related to the accrued merger and restructuring costs during the nine months ended October 31, 2005 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Balance at January 31, 2005	$652	$200	$49	$103	$1,004

Additions to reserve balance:
Severance charges	127	—	—	—	127
Reductions to reserve balances:
Cash paid	(494)	—	(44)	—	(538)
Change in estimate	—	—	—	(32)	(32)
Balance at April 30, 2005	$285	$200	$5	$71	$561

Additions to reserve balance:
Severance charges	28	—	—	—	28
Reductions to reserve balances:
Cash paid	(285)	—	(5)	(24)	(314)
Balance at July 31, 2005	$28	$200	$—	$47	$275

Additions to reserve balance:
Severance charges	780	—	—	—	780
Reductions to reserve balances:
Cash paid	(426)	—	—	—	(426)
Balance at October 31, 2005	$382	$200	$—	$47	$629

The Company anticipates the remaining reserve accruals at October 31, 2005 will be paid or remaining customer obligations completed within the next 9 months.

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

Overview

For the last 27 years Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers.  Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients’ customer income streams by aligning their customer interactions and products with customer needs.  Carreker employed a total of 501 employees at October 31, 2005.

We are organized into three primary operating divisions: Global Payments Technologies (“GPT”), Revenue Enhancement (“RevE”) and Global Payments Consulting (“GPC”).  These operating divisions are operated in distinct yet synergistic ways to bring value to our clients.  In addition we have established a majority-owned subsidiary named Carretek LLC to address the payments outsourcing arena.

Global Payments Technologies.  This division is responsible for design, development, sales, and support of our technology solutions.   Revenue is primarily derived from license fees, implementation fees and maintenance fees.  As of October 31, 2005, GPT had 287 employees.

Revenue Enhancement.  This highly specialized practice group provides consulting and software solutions focused on increasing clients’ revenue streams.  Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, acquisitions and profitability.  A majority of the revenue generated by this division is through benefit-sharing agreements with our customers, recorded as consulting revenue along with license fees, maintenance fees and implementation fees from our CVE software offering.  As of October 31, 2005, RevE had 87 employees.

Global Payments Consulting.  The objective of this professional services division is to provide our clients with “applied thought leadership” related to the business of payments.  Revenue in the GPC division is primarily derived through the delivery of consulting services offered primarily on a time and materials basis to our clients, along with the license fees, maintenance fees and services fees associated with our Float Pricing System software offering and Payments Clearing Model product offering.  As of October 31, 2005, GPC had 24 employees.

In addition to these three divisions, in fiscal 2003 we formed Carretek LLC.  Carretek is a transformational business outsourcer for payment and transaction processing jointly owned by Carreker Corporation and Majesco Software, Inc., the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  As of October 31, 2005, Carretek had 3 U.S. based employees and 109 offshore personnel of Mastek Limited which perform services for Carretek on a contract basis.

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

Operating Expenses.  Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses.  Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses.  Additionally in the first two quarters of fiscal 2004, the settlement of the EPG legal action along with associated legal fees was recorded on the Restructuring and Other Charges financial statement caption on the Consolidated Statement of Operations.  As of October 31, 2005, the Corporate Sales and Marketing staff had 20 employees and the Corporate staff which includes Executive Management, Legal, Finance and Accounting, Human Resources, Facilities and IT had 80 employees.

Liquidity and Cash Flows.  Cash and cash equivalents at October 31, 2005 and January 31, 2005 totaled $24.2 million and $34.5 million, respectively.  In addition to our growth in accounts receivable, our primary utilization of cash in fiscal 2005 was to invest in $4.5 million of marketable debt securities and $3.2 million of treasury stock purchases.

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

Payment Solutions:

Exception Management	Products that bring new efficiencies to back-office operations through leading-edge image, workflow, and RECO (character recognition) technologies.	Adjustments/Express, Exceptions/Express, Express Capture, Express Decision, Input/Express, Inbound Returns/Express, and All Transactions File

Solution	Description	Products Offered

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

Revenue Enhancement.  The Revenue Enhancement division includes two business units:  RevE and Customer Value Enhancement (“CVE”). RevE is a highly specialized division that provides consulting services focused on tactical methods of increasing banks’ fee income. The scope and depth of this practice has expanded throughout its 14 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

Another component of our Revenue Enhancement offering is our CVE solutions that includes EnAct software, proprietary sales management methodologies and sales training programs. Our CVE solutions assist financial institutions in leveraging central intelligence with local insight, translating strategy into specific actions to achieve sustained organizational performance. This enables our clients to improve their identification of those customers and prospects representing the greatest value or potential, while aligning internal processes and behaviors with management’s focus. Our approach is unique and complementary to many CRM investments that banks have made in recent years and is designed to focus their activities such that they can attain increased returns on these CRM investments.

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

•                  Consolidation and merger/integration planning

•                  Enterprise Risk support for payments related functions

The GPC division also contains the license, maintenance and services revenue for two product areas:

•                  Float Management software products – Float Analysis System and Float Management System - for managing a bank’s float through float analysis and pricing to improve profitability, reporting, workflow and check clearing operations.  These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships.

•                  Payments Clearing Modeling product – Payments Financial Modeling application that allows a bank to create an enterprise virtual profit and loss statement for the payments business as well as model business scenarios around product and service pricing and transactional volume trends.

Outsourcing.  Carretek LLC is a transformational business outsourcer for payment and transaction processing jointly owned by Carreker Corporation (51%) and Majesco Software Inc. (49%), the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  Carretek was formed in fiscal 2003.  While the venture has signed its first client, it is still in the developmental phase and its results are contained in the Corporate-Unallocated business segment.

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

Executive Summary

Comparison of Three Months Ended October 31, 2005 (“Q3 2005”) to Three Months Ended October 31, 2004 (“Q3 2004”) and Nine Months Ended October 31, 2005 (“YTD 2005”) to Nine Months Ended October 31, 2004 (“YTD 2004”)

In Q3 2005, we generated revenue of $28.4 million and a net loss of $950,000.  These results compare to revenue of $30.6 million and net income of $513,000 in Q3 2004.  In YTD 2005, we generated revenue of $86.5 million and net income of $602,000.  These results compare to revenue of $90.0 million and a net loss of $100,000 in YTD 2004.

Our revenue decline is primarily associated with our GPT business segment.  Revenue within this segment declined $2.3 million or 11.0% on a quarterly basis and $4.3 million or 7.4% on a YTD basis.  The decline is primarily in software license revenue within the Payments group.  The Payments group includes such products as Image Archive and Exception Management Applications as well as Source Capture, ExchgLink and Image replacement document solutions.  The decline, especially on a quarterly basis, was primarily the result of our two initial ExchgLink engagements reaching acceptance by our customers in Q3 2004 and $1.6 million of software and $826,000 of previously deferred services being recognized.  Additionally, in YTD 2004, the Payments group of GPT derived $3.4 million from a software license sale to a single customer of our legacy Check Image Archive product, while YTD 2005 periods did not include any large single sales of this magnitude.  The GPT revenue trend was positive in Q3 2005, as compared to Q2 2005, as GPT revenue increased $1.6 million or 9%.

Our margins within our RevE business segment have decreased as our traditional, high-margin RevE consulting revenues have declined 10.8% on a quarterly basis and 8.2% on a YTD basis.  While RevE consulting revenues have declined, this decline has been completely offset by growth in lower margin Customer Value Enhancement (“CVE”) software and services revenue.

We continue to focus on increasing research and development to enhance our existing product offerings, and more importantly, develop new product offerings, particularly within GPT.  The reductions within selling, general and administrative were primarily related to cost savings from reductions in personnel in our corporate sales function, D&O insurance costs, our new health care plan and provider, and reductions within office services and facilities.  These reductions have been partially offset by increased contract labor and professional fees associated with our ERP system upgrade and business process reengineering project, which began in Q1 2005.

In Q3 2005, we recorded a $780,000 restructuring charge associated with the severance and other personnel costs for 29 employees terminated on August 31, 2005, primarily within the GPT business segment.  The reductions were implemented in an effort to position GPT for increased flexibility and improved long-term profitability.  On an on-going basis, we expect an annual benefit of approximately $2.4 million from this action.  YTD 2005 restructuring and other charges is approximately $903,000 and is mostly related to severance costs.  YTD 2004 restructuring and other charges were $3.0 million and included a $1.7 million EPG litigation settlement, approximately $1.7 million of legal costs and $746,000 of severance, which was partially offset by a $1.2 million reduction in our CheckFlow customer settlement reserve.

In Q3 2005, we generated $2.2 million of cash from operating activities and increased total cash by $2.4 million, as compared to $209,000 of cash used in operating activities and a decrease in total cash of $1.6 million in Q3 2004.  On a YTD basis, we used $1.6 million of cash from operating activities and decreased total cash by $10.3 million in 2005, as compared to $7.3 million of cash provided by operating activities and a decrease of total cash of $1.8 million in 2004.  In fiscal 2005, we increased marketable debt securities by $4.5 million and purchased $3.2 million of treasury stock pursuant to a publicly announced stock repurchase program which concluded on October 14, 2005.  These two programs were the primary reasons for our decreased cash and cash equivalent balance at October 31, 2005.

We expect revenue for Q4 2005 to be the highest quarter of fiscal year 2005 due primarily to stronger consulting revenues and continued strength in license revenues.  Q4 2005 operating income is expected to increase over all other quarters in fiscal 2005, primarily as a function of revenue growth and decreased costs associated with expense reduction initiatives.

Results of Operations

Comparison of Three Months Ended October 31, 2005 (“Q3 2005”) to Three Months Ended October 31, 2004 (“Q3 2004”) and Nine Months Ended October 31, 2005 (“YTD 2005”) to Nine Months Ended October 31, 2004 (“YTD 2004”)

Revenues

Revenues by Segment ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Revenue Enhancement	$8,029	$7,987	$42	1.0%	$27,925	$27,510	$415	1.5%
Global Payments Technologies	19,048	21,394	(2,346)	(11.0)	54,497	58,830	(4,333)	(7.4)
Global Payments Consulting	1,073	1,176	(103)	(8.7)	3,348	3,610	(262)	(7.2)
Corporate (Outsourcing) Revenue	220	50	170	—	718	60	658	—

Total Revenues	$28,370	$30,607	$(2,237)	7.3%	$86,488	$90,010	$(3,522)	(3.9)%

Our RevE business segment increased revenue $42,000, or 1.0%, in Q3 2005 as compared to Q3 2004 and $415,000, or 1.5%, for YTD 2005 as compared to YTD 2004.  A decline in traditional RevE consulting revenues on both a quarterly and YTD basis was offset by increased CVE software and services revenue.  CVE is our proprietary sales management methodologies and sales training programs.  In the last nine months this group has entered into two large multi-year term CVE license engagements to provide software, services and maintenance.  Additionally in Q2 2005, this group was engaged by another large international bank to provide CVE related services over a multi-year period.  The future period growth was partially offset on November 2, 2005 when one CVE customer gave notice that they will not renew their term CVE license and maintenance contract for fiscal 2006 that would have otherwise provided $800,000 in annual revenue.

Our GPT business segment revenue declined $2.3 million, or 11.0%, in Q3 2005 as compared to Q3 2004 and declined $4.3 million, or 7.4%, for YTD 2005 as compared to YTD 2004.  These declines are both centered within software license revenue, particularly within our Payments product group.  In response to Check 21 legislation in 2003, we began to develop several software products that enabled banks to transition from paper-based to electronic payments systems.  These products include Image Exchange, Image-replacement document creation software, along with a suite of Source Capture products designed to capture these check images earlier in the payment processing stream.  In Q1 and Q2 2004, $3.4 million was recognized from a single customer of our legacy Check Image Archive product, and in Q3 2004 two first-time ExchgLink engagements reached acceptance and $1.6 million of software license and $826,000 of previously deferred services revenue was recognized.  We have not experienced any large single sales of this magnitude in YTD 2005, although the sales opportunities for these new Payments products have recently shown some momentum.  The majority of software license revenue recognized in Q3 2005 was related to legacy Payments, Cash and Risk software solutions.  Revenue from new products is expected to increase in Q4 2005 as compared to Q3 2005, as we anticipate a large Source Capture installation will be complete and accepted by the customer.

The slight decline in the GPC business segment revenue, on a quarterly and YTD basis, was primarily the result of decreased consulting services.  The decline, particularly in Q3 2005, was primarily the result of the negative impact of the hurricanes with three customers.  These declines in consulting were partially offset by increases in software and services derived from our Float product group.  With recent increases in interest rates, we expect to have future increased customer demand for our Float product offerings.

Finally, Carretek is our 51% owned business outsourcer for payment and transaction processing.  Carretek signed its first agreement in Q2 2004.  In Q4 2004 and Q1 2005, we expanded the scope of our outsourcing engagement with our first customer.  One outsourced process for this customer has reached its target potential while the remaining two outsourced processes are still in a pilot stage.  Revenue has increased to $220,000 in Q3 2005 and $718,000 on a YTD basis.  We expect the financial results for this business to improve as we expand the scope of our initial engagement and to the extent we achieve success in adding additional customers.

Consulting ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Consulting	$6,720	$7,930	$(1,210)	(15.3)%	$24,540	$27,501	$(2,961)	(10.8)%

Most of our consulting revenue is derived from our RevE business segment.  Consulting revenue in the RevE segment decreased $771,000, or 10.8%, to $6.4 million in Q3 2005 from $7.2 million in Q3 2004.  Domestically, consulting revenue for RevE decreased $2.7 million on a quarterly comparison basis, and there were 13 domestic revenue producing engagements in Q3 2005, as compared to 14 in Q3 2004.  International RevE consulting revenue increased $1.9 million in Q3 2005, when compared to Q3 2004.  There was 1 non-U.S. revenue producing engagement in both Q3 2005 and Q3 2004.

Consulting revenue in the RevE segment decreased $2.1 million, or 8.2%, to $22.9 million in YTD 2005 from $25.0 million in YTD 2004.  Domestically, consulting revenue decreased by $2.5 million, or 12.9%, to $16.7 million in YTD 2005 from $19.2 million in YTD 2004.  There were 20 domestic revenue producing engagements in both YTD 2005 and YTD 2004.  International RevE consulting revenue increased $410,000 in YTD 2005 to $6.2 million, when compared to $5.8 million in YTD 2004.  In YTD 2005, there were 3 revenue producing international engagements, as compared to 4 in YTD 2004.

Consulting revenue in our GPC segment decreased $440,000, or 55.9%, to $349,000 in Q3 2005 from $789,000 in Q3 2004, and decreased $610,000, or 28.1%, to $1.6 million in YTD 2005 as compared to $2.2 million in YTD 2004.  The decline, particularly in Q3 2005, was primarily the result of delays caused by the hurricanes with three of our customers.

Software License ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Software License	$5,322	$5,701	$(379)	(6.7)%	$12,463	$16,134	$(3,671)	(22.8)%

Most of our software license fees are derived from our GPT business segment.  GPT software license revenue decreased $620,000, or 10.9%, to $5.1 million in Q3 2005 from $5.7 million in Q3 2004.  Additionally, GPT software license revenue decreased $4.4 million, or 27.4%, to $11.5 million in YTD 2005 as compared to $15.9 million in YTD 2004.  These declines are both centered within software license revenue, particularly within our Payments product group, as described above under “Revenues by Segment.”

The software revenue derived from our CVE product offering, which is contained in our RevE business segment, increased $210,000 to $235,000 in Q3 2005, as compared to $25,000 in Q3 2004, and increased $571,000 to $788,000 in YTD 2005 as compared to $217,000 in YTD 2004.  This increase is the result of reformulating our sales strategy to position our CVE product as an enhancement to an existing CRM customer installation, as opposed to a replacement for an existing CRM customer installation.  Additionally, we began marketing a multi-year term software license as opposed to a traditional perpetual software license, which reduces the up-front investment for our customers, but results in recognition of the related revenue over a longer period of time.  In the last twelve months, the CVE group has entered into three large multi-year term license engagements to provide varying combinations of software, maintenance and services under this new strategy.  However, as discussed above under “Revenues by Segment”, one of these customers recently gave us notice of their intent to cancel their term software and maintenance license totaling approximately $800,000 for fiscal 2006.

Software Maintenance ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Software Maintenance	$10,822	$11,491	$(669)	(5.8)%	$32,710	$32,807	$(97)	—%

Most of our maintenance revenue is derived from our GPT business segment.  Software maintenance fees are invoiced and collected pursuant to annually renewable product and telephone support agreements with our software customers.  The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and revenue is recognized ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  Maintenance contracts usually carry annual maintenance fee escalation clauses generally based on an index, such as the consumer price index.  Because of our revenue recognition policy, maintenance revenue can vary from quarter-to-quarter based upon actual cash receipts.

Software Implementation and Other Services ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Software Implementation and Other Services	$4,585	$4,622	$(37)	(1.0)%	$13,611	$11,143	$2,468	22.1%

The majority of our software implementation fees are derived from our GPT business segment; however, the CVE product group within the RevE business segment has increased their service revenues in YTD 2005.

GPT software services decreased $1.0 million, or 23.3%, to $3.4 million in Q3 2005 as compared to $4.4 million in Q3 2004, and they increased $208,000, or 2.0%, to $10.4 million in YTD 2005 as compared to $10.2 million in YTD 2004.  The quarterly decrease in software implementation and other services within GPT is primarily the result of the recognition of $826,000 of ExchgLink software services in Q3 2004 when acceptance was achieved with our development partner.

Within the CVE product group, services have increased $650,000 to $811,000 in Q3 2005, as compared to $161,000 in Q3 2004, and have increased $2.0 million to $2.5 million in YTD 2005 as compared to $476,000 in YTD 2004.  In the last nine months this group has entered into two large multi-year engagements to provide software, services and maintenance.  In Q2 2005, this group was also engaged by another large international bank to provide CVE related services over a multi-year period.

Outsourcing Services ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Outsourcing Services	$220	$50	$170	—%	$718	$60	$658	—%

Our outsourcing service revenue is derived through Carretek, our 51% owned business which outsources payment and transaction processing.  Carretek was formed in fiscal 2003 and signed its first agreement in Q2 2004.  The fiscal 2004 revenues were minimal; however in late Q4 2004, we expanded our scope of business with our initial customer to include a second set of transaction processing functions, and in Q1 2005 we added a third set of transaction processing functions and since that time have continued to increase the number of business process outsourcing transactions processed.

Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Out-of-Pocket Expense Reimbursements	$701	$813	$(112)	(13.8)%	$2,446	$2,365	$81	3.4%

The decrease in these reimbursements on a quarterly basis occurred primarily due to a $76,000 decline within the GPC business segment, and corresponds with the decrease in consulting revenue noted above.  Most of our software services and consulting engagements require our employees to be at the customer location for extended periods of time, which gives rise to out-of-pocket expense reimbursements.  These reimbursements are recognized as revenue when they are billable to the customer and can fluctuate from period to period.

Cost of Revenues

Cost of Revenues by Segment ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Revenue Enhancement	$5,185	$4,139	$1,046	25.3%	$14,566	$13,114	$1,452	11.1%
% of revenue	64.6%	51.8%			52.2%	47.7%

Global Payments Technologies	$8,303	$10,138	$(1,835)	(18.1)%	$24,694	$27,315	$(2,621)	(10.0)%
% of revenue	43.6%	47.4%			45.3%	46.4%

Global Payments Consulting	$887	$1,285	$(398)	(31.0)%	$2,661	$3,971	$(1,310)	(33.0)%
% of revenue	82.7%	109.3%			79.5%	110.0%

Corporate (Outsourcing Services)	$424	$223	$201	90.1%	$1,437	$236	$1,201	—%
% of revenue	192.7%	446.0%			200.1%	393.3%

Total Cost of Revenues	$14,799	$15,785	$(986)	(6.2)%	$43,358	$44,636	$(1,278)	(2.9)%
% of revenue	52.2%	51.6%			50.1%	49.6%

The increase in the cost of revenues on an absolute dollar basis in the RevE business segment, on both a quarterly and YTD basis, was primarily the result of increases in the cost of services within the CVE product group as they managed and staffed three new large engagements.  The significant increases in the cost of revenues as a percentage of total RevE revenue on a quarterly and YTD basis was primarily the result of a decline in higher margin RevE consulting revenue being replaced by lower margin CVE services and software license revenue.

The decrease in the cost of revenues on an absolute basis within the GPT business segment, on both a quarterly and YTD basis, was the result of personnel reductions in the last half of fiscal 2004 and more recently in August 2005.  We have also increased cross-utilization of services personnel on maintenance and research and development projects.  The YTD improvements in the software services margins within GPT have been partially offset by declines in software license revenue margins due primarily to declines in software license revenue and the relatively fixed nature of the amortization of software license costs, which is included in the cost of software licenses.

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

The direct cost increase related to Carretek, our 51% owned business which outsources payment and transaction processing, is related to the direct costs attributable to our single customer which began in Q2 2004.  We expect the financial results for this business to improve as we expand the scope of our initial engagement and to the extent we achieve success in adding additional customers.

Cost of Consulting ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Consulting	$4,369	$4,555	$(186)	(4.1)%	$12,887	$14,166	$(1,279)	(9.0)%
% of consulting revenue	65.0%	57.4%			52.5%	51.5%

The cost of consulting within the GPC business segment decreased $375,000, or 38.7%, to $593,000 in Q3 2005 as compared to $968,000 in Q3 2004 and decreased $1.1 million, or 37.7%, to $1.9 million for YTD 2005 as compared to $3.0 million for YTD 2004.  The decline in costs, on both a quarterly and YTD basis, was achieved through personnel reductions made in the latter half of fiscal year 2004 to bring costs in line with expected GPC consulting revenues.

The cost of consulting within the RevE business segment increased $225,000, or 6.4%, to $3.7 million in Q3 2005 as compared to $3.5 million in Q3 2004 and decreased $56,000, or 1.0%, to $10.9 million in YTD 2005 as compared to $10.9 million in Q3 2004.  The increase in Q3 2005 can be attributed to higher personnel costs, contractor costs and non-billable travel.

Cost of Software Licenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Software Licenses	$2,155	$2,503	$(348)	(13.9)%	$5,519	$5,771	$(252)	(4.4)%
% of software license revenue	40.5%	43.9%			44.3%	35.8%

The cost of software licenses consists primarily of amortization of capitalized and acquired software costs along with royalties payable to third parties recorded in the GPT business segment.  The amortization of capitalized software was $419,000 and $668,000 in Q3 2005 and Q3 2004, respectively, and was $887,000 and $1.1 million in YTD 2005 and YTD 2004, respectively.  The amortization of acquired developed technology is $1.2 million in both Q3 2005 and Q3 2004, and $3.5 million in both YTD 2005 and YTD 2004.  The acquired developed technology will be fully amortized in Q2 2007.  The decrease in the cost of software license revenue, on a quarterly and YTD basis, is primarily the result of lower capitalized software amortization and slightly lower royalty expense in both periods.  The decline in software revenue on a YTD basis, along with slightly decreased costs, resulted in a significant increase in the cost of software license revenue as a percentage of software license revenue on a YTD basis.

In connection with software license and maintenance agreements entered into with certain banks and purchase agreements entered into with vendors under which we acquired software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 50% of the associated revenue.  In Q3 2005, we recorded $569,000 of software royalty expense compared to $658,000 of software royalty expense recorded in Q3 2004.  In YTD 2005, we recorded $1.1 million of software royalty expense, the same amount recorded in YTD 2004.  Depending on our future product mix, our margins from software license fees may be positively or negatively impacted by fluctuations in software royalty expense.

Cost of Software Maintenance ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Software Maintenance	$3,588	$3,765	$(177)	(4.7)%	$10,999	$10,949	$50	0.5%
% of software maintenance revenue	33.2%	32.8%			33.6%	33.4%

Cost of software maintenance consists primarily of personnel and facility costs to provide telephone support, product defect support and other enhancements to our existing products, which are not significant enough to extend the product’s life cycle or substantially increase its marketability. The cost of maintenance decreased $177,000 or 4.7% for Q3 2005, as compared to Q3 2004, and increased $50,000, or 1.0%, on a YTD basis.

The cost of software maintenance as a percentage of related maintenance revenue is consistent on both a quarterly and YTD basis.  As discussed above, the annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and revenue is recognized ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer the revenue recognition until the time that the maintenance fee is paid by the customer.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  As a result, our cost of software maintenance as a percentage of related maintenance revenue may fluctuate.

Cost of Software Implementation and Other Services ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Software Implementation and Other Services	$3,562	$4,002	$(440)	(11.0)%	$10,217	$11,181	$(964)	(8.6)%
% of software implementation and other services revenue	77.7%	86.6%			75.1%	100.3%

Costs of software implementation and other services consist primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations within our GPT business segment and the CVE software product within our RevE segment.  The cost of software implementation and other services in our GPT segment decreased $1.1 million, or 31.1%, to $2.5 million in Q3 2005 as compared to $3.6 million in Q3 2004, and decreased $2.2 million, or 22.1%, to $7.9 million in YTD 2005 as compared to $10.1 million in YTD 2004.  The decline in costs of software implementation reflect decreased personnel costs within our GPT business segment.  These headcount reductions were achieved in the latter half of fiscal 2004 and more recently in August 2005 to improve utilization.  These declines were partially offset by increases within the CVE group of our RevE segment.  The cost of software implementation and other services within CVE increased $686,000, or 333.6%, to $892,000 in Q3 2005 as compared to $206,000 in Q3 2004, and increased by $1.3 million, or 175.8%, to $2.0 million in YTD 2005 as compared to $700,000 in YTD 2004.  The increase in costs is primarily related to third party contract labor costs used to manage and staff the three large CVE engagements.  The decline in the costs of software implementation and other services, as a percentage of software implementation revenue and other services, was the result of improved efficiency and utilization particularly within the Payments group of the GPT business segment, along with an increased volume of active service engagements within the CVE group of the RevE business segment.

Cost of Outsourcing Service ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Outsourcing Service	$424	$222	$202	91.0%	$1,437	$236	$1,201	—%
% of outsourcing services revenue	192.7%	444.0%			200.1%	393.3%

The increase in the cost of outsourcing service fees is due to the creation of Carretek, our 51% owned business outsourcer for payment and transaction processing.  In Q2 2004, this business retained its first customer.  We expect the margins for this business to improve as we expand the scope of our initial engagement and to the extent we achieve success in adding additional customers.

Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Cost of Out-of-Pocket Expenses	$701	$738	$(37)	(5.0)%	$2,299	$2,333	$(34)	(1.5)%
% of out-of-pocket expense reimbursements	100.0%	90.8%			94.0%	98.6%

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

Operating Costs and Expenses:

Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Selling, General and Administrative Expenses	$11,191	$11,320	$(129)	(1.1)%	$33,688	$35,483	$(1,795)	(5.1)%
% of total revenue	39.4%	37.0%			39.0%	39.4%

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

We continue to focus on decreasing costs throughout the organization.  SG&A costs were essentially flat on a quarterly basis; however, some of the primary drivers of the overall decrease in SG&A costs in YTD 2005 as compared to YTD 2004, were as follows:

•                  Decreased corporate selling and marketing costs and business unit software sales and product management costs of $1.8 million in YTD 2005 as compared to YTD 2004 due primarily to personnel reductions within our corporate sales function.

•                  Due to competitive realignment of our employee benefit costs we have decreased employee benefits costs of $579,000 in YTD 2005 as compared to YTD 2004 due primarily to savings achieved through the selection of a new, lower cost health care plan and provider and passing a higher percentage of the health care costs to our employees.  These declines in health care costs have been partially offset by increases in other employee benefits such as the reinstatement of the employer matching contribution in our 401(k) plan.

•                  Increased general and administrative costs of $886,000 in YTD 2005, as compared to YTD 2004, were primarily driven by increased contract labor and third party consulting costs related to an ERP system upgrade and business process reengineering project begun in late Q1 2005.  This effort, which is supposed to be largely completed in Q2 2006, is expected to enhance management information systems and produce operating cost efficiencies.  Additionally because of a significant reduction in our delinquent accounts receivable in 2004, our allowance for doubtful accounts was reduced $275,000 in Q3 2004 and $667,000 in YTD 2004 as compared to an increase of $95,000 in Q3 2005 and $54,000 in YTD 2005.  These YTD increases in general and administrative costs were partially offset by decreased Directors and Officers’ liability insurance and telecommunication expense.

Research and Development ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Research and Development Expenses	$2,444	$2,520	$(76)	(3.0)%	$7,481	$6,102	$1,379	22.6%
% of total revenue	8.6%	8.2%			8.6%	6.8%

Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses incurred by our research and development organization primarily within the GPT business segment.  Research and development costs have remained relatively flat on a quarterly basis and have increased $1.4 million or 22.6% in YTD 2005, as compared to YTD 2004, as a result of less software costs capitalized in the 2005 YTD period.  Beginning in the latter half of fiscal 2003 and carrying through fiscal 2004 and fiscal 2005, we have developed or are currently developing 9 new software offerings within the GPT segment and 2 within our GPC segment.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability.  Specific customer funded software development costs are contained in “Cost of Software Implementation and Other Services.”

In accordance with SFAS No. 86, “Accounting for Costs of Computer Equipment to be Sold, Leased or Otherwise Marketed,” we capitalized $0 in Q3 2005, as compared to $593,000 in Q3 2004, and we capitalized $690,000 in YTD 2005 as compared to $2.2 million in YTD 2004.  In Q1 2005, we began to develop two new Cash solutions and the costs associated with these two products represented 98% of the amount capitalized in YTD 2005.  The first product verifies cash logistic invoices with automated precision and the second product is an internet-based track and trace system that streamlines the cash delivery management process.  In YTD 2004, 100% of the capitalization was related to the development of payments products, primarily ExchgLink, our product offering to send and receive check images, and Source Capture, a suite of products which enables bank customers to capture check images at bank branches, ATMs and corporate sites and to extend the functionality of our anti-money laundering software and other risk solutions.  These product development projects in YTD 2004 were of a larger scale and effort and therefore the amount of costs capitalized was larger in 2004 as compared to 2005 on both a quarterly and YTD basis.  Based on our current software development plan, we do not expect to capitalize a material amount of software development costs in Q4 2005.

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

Amortization of Intangible Assets:

Amortization of intangible assets was $350,000 for Q3 2005 and Q3 2004, and $1.1 million for YTD 2005 and YTD 2004.  The amortization results from the periodic recognition of amortization expense, through the second quarter of fiscal 2007, of intangible customer relationships acquired in the Check Solutions acquisition in 2001.  These intangible assets will be fully amortized in Q2 2007.

Restructuring and Other Charges:  We recorded various restructuring and other charges and credits, as follows ($ in thousands):

	Workforce Reductions	EPG Litigation Settlement	Legal and Professional Fees	Other	Total

YTD 2004:
Quarterly period ended April 30, 2004	308	1,686	521	—	2,515
Quarterly period ended July 31, 2004	192	14	1,206	(1,215)	197
Quarterly period ended October 31, 2004	246	—	20	—	266
Total YTD 2004	$746	$1,700	$1,747	$(1,215)	$2,978

YTD 2005:
Quarterly period ended April 30, 2005	127	—	—	(32)	95
Quarterly period ended July 31, 2005	28	—	—	—	28
Quarterly period ended October 31, 2005	780	—	—	—	780
Total YTD 2005	$935	$—	$—	$(32)	903

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

Quarter Ended October 31, 2005

We recorded $780,000 in restructuring and other charges during the three month period ended October 31, 2005, principally associated with the separation of 29 employees primarily within the GPT business segment.

The activity related to the accrued merger and restructuring costs during the three months ended October 31, 2005 is as follows (in thousands):

	Workforce Reductions	Charges relating to CheckFlow Suite	Facility Closures	Other	Total

Balance at January 31, 2005	$652	$200	$49	$103	$1,004

Additions to reserve balance:
Severance charges	127	—	—	—	127
Reductions to reserve balances:
Cash paid	(494)	—	(44)	—	(538)
Change in estimate	—	—	—	(32)	(32)
Balance at April 30, 2005	$285	$200	$5	$71	$561

Additions to reserve balance:
Severance charges	28	—	—	—	28
Reductions to reserve balances:
Cash paid	(285)	—	(5)	(24)	(314)
Balance at July 31, 2005	$28	$200	$—	$47	$275

Additions to reserve balance:
Severance charges	780	—	—	—	780
Reductions to reserve balances:
Cash paid	(426)	—	—	—	(426)
Balance at October 31, 2005	$382	$200	$—	$47	$629

We anticipate the remaining reserve accruals at October 31, 2005 will be paid or remaining customer obligations completed within the next 9 months.

Other Income (Expense):

Interest Income ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Interest Income	$185	$92	$93	101.1%	$495	$207	$288	139.1%

Interest income consists of interest earned on cash and cash equivalents and marketable securities.  The increases on both a quarterly and YTD basis are primarily the result of higher average invested balances during Q3 2005 as compared to Q3 2004, and YTD 2005 as compared to YTD 2004, and higher yields on these investments.

Interest Expense ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Interest Expense	$122	$106	$16	15.1%	$334	$336	$(2)	(1)%

Interest expense is primarily the result of the commitment fees associated with the maintenance of our $30.0 million revolving credit agreement.  Additionally, the amortization of the deferred loan costs is also included in interest expense.  There have been no borrowings outstanding under this credit agreement since Q1 2004.

Other income ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2005	2004	$	%	2005	2004	$	%

Gain on sale of Cash Services Australia Pty. Limited	$—	$—	$—	—%	$—	$539	(539)	(100.0)%
Equity in earnings of Cash Services Australia Pty. Limited	—	—	—	—%	—	(17)	17	100.0%
Minority share of net loss of Carretek LLC	269	234	35	15.0%	799	454	345	76.0%
Foreign exchange (losses) / gains	12	43	(31)	(72.1)%	(89)	(245)	156	63.7%
Other	2	(2)	4	200.0%	8	1	7	700.0%

Total	$283	$275	$8	2.9%	$718	$732	$(14)	(1.9)%

In April 2004, we sold our 25% interest in Cash Services Australia Pty. Limited.  The carrying value of our investment was approximately $383,000 and we received $922,000 in proceeds collected in May 2004.  As a result of this transaction, we recorded a $539,000 gain.

We own a 51% interest in Carretek LLC (“Carretek”), through which we offer financial institutions offshore-centric outsourcing of their business processes.  Carretek has generated approximately $549,000 and $480,000 in losses for Q3 2005 and Q3 2004, respectively, and $1.6 million and $926,000 in losses for YTD 2005 and YTD 2004, respectively.  Accordingly, the 49% share relating to the minority interest in these losses, or $269,000 and $234,000 on a quarterly basis and $799,000 and $454,000 on a YTD basis, was recorded in other income (expense).

Provision for Income Taxes:

The Company has established a valuation allowance to reserve its net deferred tax assets at October 31, 2005 because the more likely than not criteria for future realization of the Company’s net deferred tax assets specified in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) were not met.

The foreign tax provision was $102,000 and $270,000 for the three and nine months ended October 31, 2005 and consists primarily of a provision for foreign taxes.  Additionally, we recorded $15,000 of U.S. Federal tax expense has been recorded in the nine months ended October 31, 2005 for alternative minimum tax purposes due to the availability of net operating losses from prior years.  No U.S. Federal income tax benefit was recorded at October 31, 2005 due to the uncertainty regarding the Company’s ability to generate taxable income, and resulting uncertainty relative to the recoverability of deferred tax assets.

In May 2004, the federal tax law changed to allow software license revenue to be deferred for tax purposes similar to the percent-complete revenue recognition model we use for financial statement purposes.  The impact of this change in the tax law increased the amount of the net operating loss carryforwards by $8.6 million.

Liquidity and Capital Resources

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities.  At October 31, 2005, we had working capital of $16.3 million compared to $12.3 million at January 31, 2005.  We had $24.2 million in cash and cash equivalents at October 31, 2005, a decrease of $10.3 million from $34.5 million in cash and cash equivalents at January 31, 2005.  However, we also had $4.5 million of “available for sale” marketable securities at October 31, 2005, compared to no marketable securities at January 31, 2005.  At October 31, 2005 and January 31, 2005, we did not have any borrowings outstanding under our revolving line of credit.  We expect that existing cash, marketable securities and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

Cash provided by operating activities was $2.2 million for the three months ended October 31, 2005 compared to cash used in operating activities of $209,000 in the three months ended October 31, 2004.  Cash used in operating activities was $1.6 million for the nine months ended October 31, 2005 compared to cash provided by operating activities of $7.3 million for the nine months ended October 31, 2004.  This decline in YTD 2005 was primarily the result of the timing of the collection of 2005 calendar year maintenance billings as compared to the prior year.  An increased percentage of these 2005 maintenance renewals was collected in Q4 2004 and therefore the cash was received in fiscal 2004 as opposed to fiscal 2005.

Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.  The following table contains the quarterly days’ sales outstanding (“DSO”):

Quarter ended	DSO
October 31, 2005	42
July 31, 2005	49
April 30, 2005	35
January 31, 2005	35
October 31, 2004	35
July 31, 2004	46
April 30, 2004	46

Cash used in investing activities decreased to $423,000 during the three months ended October 31, 2005 as compared to $1.9 million during the three months ended October 31, 2004.  The cash used in investing activities increased to $7.0 million during the nine months ended October 31, 2005 as compared to $4.9 million during the nine months ended October 31, 2004.  This decline on a quarterly basis can be attributed to less computer software costs capitalized and less purchases of property and equipment.  Based on our current software development plan, we do not expect to capitalize a material amount of software development costs in Q4 2005.  In 2004, our capital expenditure level had increased primarily as the result of replacing certain development hardware and software within our technology group in Charlotte, North Carolina.  The increase on a YTD 2005 basis was primarily the result of the purchase of $4.6 million of marketable securities during the three months ended July 31, 2005, partially offset by a decline in both capital expenditures and capitalized software development.

Financing activities provided cash of $650,000 in the three months ended October 31, 2005 as compared to $486,000 in the three months ended October 31, 2004.  The sources of cash in both quarterly periods were primarily the proceeds from the exercise of stock options along with equity contributions to Carretek LLC from our minority shareholder.

Financing activities used cash of $1.8 million for the nine months ended October 31, 2005 as compared to a use of cash of $4.2 million during the nine months ended October 31, 2004.  During the nine months ended October 31, 2005, we purchased a total of $3.2 million of treasury stock under the program described above.  These treasury stock purchases were offset by $931,000 of equity contributions by the minority shareholder of Carretek LLC and $542,000 related to the proceeds from the exercise of stock options.  During the nine months ended October 31, 2004, we made a $6.3 million debt payment, which was offset by $1.6 million of proceeds related to stock options and $432,000 equity contributions by the minority shareholder of Carretek LLC.

We are a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  At October 31, 2005 and October 31, 2004, the Company did not have any borrowings outstanding.  Borrowings under the credit agreement currently bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); or London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA.  Interest payments are due quarterly.  We are required to pay an annual commitment fee equal to 0.50% on the unused amount of the revolving credit agreement.  The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short term investments to funded debt.  Additionally, the payment of dividends and the purchase of treasury stock is precluded subject to the approval of the banks.  We obtained a written waiver to this covenant in April 2005 when we announced our stock repurchase program.  Substantially all of our assets collateralize this revolving credit agreement.  As of October 31, 2005, we are in compliance with the covenants of the revolving credit agreement, as amended.

The following summarizes our contractual obligations at October 31, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years

Operating leases	$12,806	$3,401	$5,766	$3,639	$—

We believe that current cash balances and marketable securities and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities during fiscal 2005 and fiscal 2006.  However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing.  There can be no assurance that additional financing would be available on acceptable terms, if at all.

We expect to adopt SFAS No. 123(R) which requires all share-based payments to employees including grants for stock options to be recognized in the Statement of Operations based on their fair values on February 1, 2006.  As of October 31, 2005, the expense related to unvested options granted to date is as follows for the indicated fiscal years ending January 31, (in thousands):

Year	Amount

2007	$2,138
2008	999
2009	404
2010	85

We are considering accelerating the vesting of a portion of the outstanding options in Q4 2005, principally to reduce the stock option related expense in future years.

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

Return Provisions.  Our contracts typically do not include right of return clauses, and as a result, we do not record a provision for returns.

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

Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.  We performed the initial impairment test of goodwill at February 1, 2002 and a follow up test at November 1, 2002 to determine if an impairment charge should be recognized under SFAS 142.  The initial impairment analysis did not result in any write-down of capitalized costs.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that other long-lived assets should be evaluated for possible impairment.  We use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups.  An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.  Management believes that assumptions used to determine cash flows are reasonable, but actual future cash flows may differ from those estimated.  If we determine an asset has been impaired, the impairment is recorded based on the estimated fair value of the impaired asset.  During the quarterly period ended January 31, 2005, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment.  Goodwill at October 31, 2005 totaled $20.8 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

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

Contingencies

We are subject to proceedings, lawsuits and other claims.  We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount or reserves required, if any, for these contingencies is made after careful analysis of each individual issue.  The required reserves may change in the future due to new developments in each matter or changes in insurance coverage or approach such as change in settlement strategy.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.  At October 31, 2005, we held $4.5 million of auction rate notes.  The interest rate for these notes will adjust to the current market interest rate at each interest reset date, which is typically on at least a monthly basis.

We had no outstanding borrowings under our revolving credit agreement at October 31, 2005.  As described in Note 4 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate under the revolving credit agreement is variable.

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

An insignificant portion of our accounts receivable balance at October 31, 2005 was denominated in a foreign currency.  Our exposure to adverse movements in foreign exchange rates is typically not significant.  Therefore, we do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars.  In the future we may change this practice.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy in future periods.

Foreign exchange gains were $12,000 and $43,000 in the three months ended October 31, 2005 and 2004, respectively, and $89,000 and $245,000 losses in the nine months ended October 31, 2005 and 2004, respectively.

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

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  As of October 31, 2005, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information with respect to certain legal proceedings set forth under “Contingencies” in Note 8 of the Notes to Condensed Consolidated Unaudited Financial Statements, is hereby incorporated by reference.  Reference is also made to the information contained in Part I, Item 3. Legal Proceedings in our Form 10-K for the period ended January 31, 2005 and in Part II, Item 1. Legal Proceedings in our Forms 10-Q for the periods ended April 30, 2005 and July 31, 2005.

The parties conducted a mediation on November 23, 2005 for both the shareholder’s derivative action and the shareholder class action.  Although the mediation session did not result in a settlement, the parties have agreed to continue settlement discussions and have asked the court to postpone a ruling on the motion to dismiss the shareholder class action until January 15, 2006.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s purchases of shares of its common stock in the open market during the nine months ended October 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

4/1/2005 – 4/30/2005	70,000	$4.98	70,000		(1)
5/1/2005 – 7/31/2005	560,511	5.04	560,511		(1)
8/1/2005 – 10/14/2005	900	6.02	900		(1)
Total	631,411	$5.03	631,411		(1)

(1)          Under a share repurchase program approved by the Board of Directors of Carreker Corporation on April 18, 2005, the Company was authorized to repurchase up to $5.0 million of its common stock through October 14, 2005.  The repurchase program was designed to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 under which an agent appointed by the Company determined the time, amount, and price at which purchases of common stock would be made, subject to certain parameters established in advance by the Company.  The program expired on October 14, 2005.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Number	Exhibit Description

10.1	Form of Stock Option Agreement for Executive Officers

10.2	Form of Restricted Stock Agreement for Executive Officers

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	December 7, 2005
John D. Carreker, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	December 7, 2005
Lisa K. Peterson
Chief Financial Officer