Form 10-K
period 2006-01-31
CARREKER CORP
filed 2006-05-02
CIK 1057709

Use these links to rapidly review the document
Index
Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
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

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐                Accelerated Filer ☒                Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value on July 31, 2005 of the voting and non-voting common equity held by non-affiliates of the registrant was $130,729,257.

        There were 25,328,615 shares of our Common Stock, par value $0.01 per share, outstanding as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

        Selected portions of our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CARREKER CORPORATION

PART I

Item 1. Business.

        Unless the context otherwise requires, the term "we," "us," "our," "Company," "Carreker," or "Carreker Corporation" when used in this Form 10-K ("Report") and in the Annual Report to the Stockholders refers to Carreker Corporation, a Delaware corporation organized in 1998, and its consolidated subsidiaries and predecessors. Our Internet Website address is www.Carreker.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet Website under "Investor Relations (IR)—SEC Filings" as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our Internet Website does not constitute a part of this Report. This Report contains some forward-looking statements within the meaning of the federal securities laws. When used in this Report, the words "expects," "plans," "believes," "anticipating," "estimates," and similar expressions are intended to identify forward looking statements. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward looking statements due to a number of factors, including without limitation those set forth under "Risk Factors" below.

Our Business Focus

        For the last 28 years Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers. More recently, we have introduced a business process outsourcing solution to our customers. Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients' customer income streams by aligning their customer interactions and products with customer needs. As of January 31, 2006, Carreker employed a total of 495 employees.

Products and Services

        The products and services of our primary operating divisions are described below in this sequence: Global Payments Technologies ("GPT"), Revenue Enhancement ("RevE"), Global Payments Consulting ("GPC") and Carretek LLC ("Carretek").

        Global Payments Technologies Solutions.    Carreker's technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating revenues and costs and risk management. These functions include presentment of checks in paper and electronic form, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments). Global Payments Technologies ("GPT") solutions address these and other key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. GPT offers Risk Management solutions that mitigate depository account risk through profiling and advanced analytics technology. GPT Risk solutions leverage transaction monitoring and filtering capabilities for AML and OFAC compliance. Finally, we offer technology solutions that optimize the inventory management of a bank's cash stock levels and logistical service requirements, including managing how much is needed, when it is needed and where it is needed. Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand while ensuring a high level of customer service through timely replenishment of ATM cash supplies at minimal logistical services cost.

  Specific solutions in the GPT group include:

Solution	Description	Products Offered
Risk Solutions:
Fraud Mitigation and Anti-Money Laundering Compliance
Automated fraud detection and prevention solutions that reduce incidents of check fraud, deposit fraud, check kiting, and electronic fraud. Anti-money laundering solutions screen names and related data against industry blacklists, local high-risk lists and other customized databases. Information management solution aggregates fraud source information and serves as a risk management dashboard. Multi-payment transaction monitoring solution uses advanced analytics and rules to detect suspicious activity.
FraudLink On-Us, FraudLink Deposit, FraudLink Deposit—Branch Access Option, Kite, FraudLink Positive Pay, FraudLink eTracker, FraudLink ACHeCK, FraudLink PC, Workflow Manager, AML Filter, Information Manager, Fraud Manager On-Us, Deposit, Wires, AML, and Fraud Solutions Consulting
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
Check Image Capture
Products and services related to the centralized and distributed capture, quality and inspection assurance, storage and delivery of check images. Distributed capture solutions come in web-based thin client and thick client. Distributed capture branch solution serves as core component to full bank branch image enablement.
ALS & CIMS Products (MVS, AIX, Windows), NeXGen Image Processor, Image Enhancement Products, Reject Repair, RECO Technology, Image POD, Image Delivery Products, Delivery Express QAS Image Inspector, NeXGen Capture, Source Capture Web, Source Capture Corporate and Source Capture Branch
Check Image Archive Management
	Comprehensive array of check image archive management products that may be tailored to a bank's unique requirements based on their operational environments and volumes. Carreker offers archive technology for both in-house solutions and shared outsource providers.	Check Image Archive-AIX, Check Image Archive-MVS, Check Image Archive Load

Other Check Image Applications	An array of solutions that address revenue enhancement, risk reduction, and expense reduction issues through the application of image, workflow and RECO technologies.	Image Statements, CDRom Delivery, Input/Express, Express Capture, Payee Name Verification, and Amount Encoding Verification
Enterprise Tracking
	An enterprise tracking solution designed to track any object or virtual item from origination to final destination. Ability to track accountable mail, branch bags, item volumes, ATM work, currency bags, incoming domestic and international deposits, customer tapes and much more. Web-based application with distributed deployment capabilities.	Receive Sentry and Trackpoint
eMetrics	Performance-measurement software suite that uses historical data to generate key performance indicators, item processing volume data, productivity statistics and quality control benchmarks.	Lumen, ProModel, eiMICR, eiStats, eiQuality, eiPerform
Electronic Check Presentment and Image Exchange
Enables banks to transition from paper-based to electronic payment systems by automating key elements of the processing stream, creation of image replacement documents ("IRD") and image quality and usability checking.
	Aided by Check 21 legislation, these solutions are designed to reduce and eventually eliminate the movement of paper payments through the system, improving productivity, reducing errors, increasing customer satisfaction and reducing fraud.	ExchgLink, IRD Create, IRD Author, Image Inspector, CheckLink, CheckLink PC, Deposit Manager, Branch Truncation Manager and Cnotes
Cash & Cash Logistic Solutions:
ATM Solutions
	Advanced ATM monitoring and management, improving ATM availability and ensuring service levels are met. These solutions include an automated ATM monitoring and dispatching system for maximizing network availability; and a real-time Internet-based system for efficient handling of ATM service requests and responses.	eiManager, ATM Logix
Cash Solutions
	A product suite, now optimized through Web-based software solutions, that dramatically reduces the amount of cash banks, financial institutions and companies need to hold as cash-on-hand throughout vault, branch and ATM networks. These solutions also enable automation and standardization of the cash ordering process and optimization of transportation. Consulting solutions can drive further efficiency and automation in vault, branch and ATM operations.	iCom, ReserveLink, Matchpoint and Currency Supply Chain Consulting

        Revenue Enhancement.    Revenue Enhancement ("RevE") is a highly specialized division that provides consulting services focused on tactical methods of increasing banks' fee income. The scope and depth of this practice has expanded throughout its 14 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

        Another component of our RevE offering is our CVE solutions that include software, proprietary sales management methodologies and sales training programs. Our CVE solutions assist financial institutions in leveraging central intelligence with local insight, translating strategy into specific actions to achieve sustained organizational performance. This enables our clients to improve their identification of those customers and prospects representing the greatest value or potential, while aligning internal processes and behaviors with management's focus. Our approach is unique and complementary to many CRM investments that banks have made in recent years and is designed to focus their activities such that they can attain increased returns on these CRM investments.

        Global Payments Consulting.    Our Global Payments Consulting ("GPC") division helps financial institutions proactively plan, prepare and optimize for the regulatory, competitive and technological impacts affecting the financial payments environment. The division provides strategic planning, program management, specialized tools, business applications and implementation advisory services for financial institutions and specialized payments clients. The focus areas for these services include:

  •
  Enterprise payment rationalization (strategy through performance optimization)

  •
  Transaction/payment transformation services (research, planning, process design, implementation support, etc.)

  •
  Predictive financial and operational modeling of the implications of payment trends and strategies

  •
  Transaction clearing optimization solutions (transportation, float, clearing form, clearing partners and funds availability optimization)

  •
  Consolidation and merger/integration planning

  •
  Payment channel risk mitigation

  •
  Image exchange planning

  •
  Strategic Sourcing evaluation

  •
  Issue Recovery Services

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

  •
  Payments Modeling product—PaymentsLink is an application that allows a bank to create an enterprise virtual profit and loss statement for the payments business as well as model business scenarios around product and service pricing and transactional volume trends.

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

The Carreker Solution

        The products and services offered by our divisions are designed to address our clients' needs to adapt to an ever-changing landscape in the payments businesses for financial institutions. These solutions combine consulting and professional services with software applications to enable financial institutions to design and implement payment solutions, increase revenues, reduce costs and enhance delivery of customer services. The key characteristics of our solutions include:

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

        Comprehensive Delivery Model.    We deliver our software and consulting solutions in a variety of delivery models to meet our clients' specific needs. These delivery methods include strategic stand-alone consulting, traditional software licensing and associated professional services, third party web-hosting and licensing software for use by multiple banks in a shared operating environment. Our ability to deliver products and services in a variety of methods allows us to provide solutions to a wider range of clients.

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

        Broad Array of Services and Technology.    Our offerings provide a broad footprint of payments solutions to the banking industry. This array of products enables us to provide a financial institution with a very targeted solution for a narrow area of its operations or to address a broad range of its operational requirements.

Our Market

        Carreker's direct market is the financial services industry. Within that sector, we focus mainly on large banks in the U.S. However, our market also includes:

  •
  Non-banks, mainly in the form of companies that provide processing and related services to banks

  •
  Banks below $5 billion in assets, especially for certain products as detailed previously in the Products and Services section

  •
  Banks in other countries, especially where English is the first language, although language is becoming less of a factor over time

  •
  Other financial services companies with needs similar to banks, such as credit unions, insurance companies and cash handling companies, etc.

  •
  Customers of banks that will increasingly use our technology as it is imbedded in the banks' customer offerings

        At present, we serve all of the top 20 banks in the U.S., plus 75 of the next 100 banks, and many smaller banks. We also serve the six largest financial institutions in Canada, 75% of the largest banks in the UK, the four largest in Ireland, the six largest in Australia and New Zealand, and three of the four largest in South Africa. We have an emerging presence in other European and Latin American countries.

        Most of the major bank processing companies are our clients, and we have alliance and/or reseller relationships with many of them to maximize distribution of our products and services.

        Banks are expected to continue spending heavily on Information Technology ("IT") this year as indicated in the chart below.

IT Spending By North American Banks

Source: A North American Perspective: IT Spending at U.S. and Canadian Banks—Celent (February 2005)

        Significant new regulatory, competitive, technological, human capital and behavioral forces are acting on the payments industry now in ways that seem likely to impact virtually all participants in this market space. The forces include the following:

        Regulatory Change.    There are a number of legislative and regulatory changes impacting the form, structure, process and controls around paper, electronic and currency-based financial payments. We believe financial institutions around the world will invest in the understanding, planning and implementation activities related to these changes. Three of the more important areas of legislative/regulatory change to note are as follows:

  •
  Check Clearing for the 21st Century Act, more commonly referred to as Check 21—This U.S. legislation was signed into law October 28, 2003 and became effective in October 2004. Check 21 provides an important new impetus to the practice of exchanging check ‘images,‘ in lieu of actual checks. We believe the effect of this legislation will be potentially to increase market demand for our check imaging, remote deposit capture, substitute checks, image quality, electronic check presentment, and image back office products and we are actively positioning those products accordingly.

  •
  USA Patriot Act (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or Patriot Act)—This U.S. legislation was signed into law in late October 2001 following the terrorist acts of 9/11. The Patriot Act made significant amendments to over 15 important statutes. Regulations under the Patriot Act were issued in 2003 and are now in effect at all U.S. financial institutions. The law imposes new regulatory duties upon financial institutions to help prohibit and detect the financing of terrorism through money laundering by requiring the adoption of enhanced procedures by financial institutions. These procedures require the gathering and retention of information to establish and verify the true identity of financial institution customers and other additional anti-money laundering procedures. We have incorporated enhanced anti-money laundering detection and compliance technologies into our fraud mitigation suite of software products.

        Disintermediation of the Financial Institution Role in Payments.    We believe the market share of financial institutions in the payments business has been declining over the last 20 years as new non-bank providers offer competitive alternatives to banks as financial intermediaries. Financial institutions are aware of this trend and its implications for their client relationships, their value propositions, their revenues and their profits. Financial institutions are and will be developing and executing strategies to protect and expand their market share of the payments business by investing in new value propositions, new products and new services in various payment arenas.

        Payment Electronification.    Technologies for electronification of check workflows continue to be refined and to gain further industry adoption. Many of our key customers are defining strategies now for the electronification of checks at the earliest point of receipt and for exchanging images between banks as a basis for financial settlement. Such practices would significantly reduce check-related operating expenses for banks and position banks to deliver more robust payment services to their customers. We believe we are positioned, through our broad suite of check imaging products, to benefit from the continued adoption of check imaging.

        At the same time, practices are emerging for conversion of checks at the point of sale or at lockbox processing locations to alternative electronic payment types, such as ACH or debit transactions. In these cases, transactions are less likely to be processed through Carreker's current suite of technology solutions. We are continuing our development of enhancements to selected products that will address these electronic payment types. Integration between banks and the point of payment transaction or origination will increasingly lead to more real time verification and guarantee of payment transactions. We are engaged now with key customers and partners in trying to define next-generation fraud mitigation solutions, and see this as an area of opportunity for technology growth.

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

        Convergence of Payment Vehicles.    We believe that the front-end and the back-end of the presentment, processing and settlement aspects of the paper and electronic payment types will converge, driven by customer demand and delivery efficiency. We believe paper-based payments will decline in number, and that the increase in electronic payments will more than offset this decline. We believe that over time the separate systems and operations for different payment types will tend to converge and result in next generation payment and synergistic technologies yet to be developed. These technologies will be more real-time than traditional batch technologies. Straight through processing service offerings will be specifically tailored to communities of interest (e.g. casinos, healthcare or small retail), and payment related information services (e.g. loyalty programs, spend management and cross-sell programs) will be developed.

        Globalization of Payments Work.    As the important work of processing payments becomes more electronic, the opportunities for financial institutions to leverage workforces around the world to achieve cost and quality advantages will proliferate, and we have demonstrated expertise and success in this arena. We believe financial institutions will gradually at first, and more rapidly later, source and process components of their payments work in secure, low cost countries around the globe. We are already seeing a significant growth in the awareness of the importance of strategic sourcing and a lessening of the social and political obstacles to offshoring.

Customers

        A majority of our revenues are generated from contracts with banks maintaining assets in excess of $5.0 billion. We currently provide services or products to each of the 20 largest banks in the U.S., as measured by total assets by Sheshunoff Information Services. Our five largest customers accounted for approximately 36%, 31% and 28% of total revenues during the fiscal years ended January 31, 2006, 2005 and 2004, respectively. Wells Fargo accounted for approximately 13% of total revenues during the year ended January 31, 2006, and accounted for approximately 14% of total revenues during the year ended January 31, 2005. No single customer accounted for more than 10% of total revenues during the year ended January 31, 2004. Please see Note 11 of our Notes to Consolidated Financial Statements for further information about our customers and markets.

Solutions Development

        Our solutions development activities focus on identifying specific bank and end user needs and the shared needs of the banking industry, prototyping and developing promising applications, test marketing new products, developing sales strategies and coordinating distribution and on-going maintenance for each of our solutions. In certain instances, we have contracted with third party software development companies to develop our solutions.

        We frequently receive customer requests for new services and/or software. We strive to develop solutions in response to these requests and historically have been able to partner with our customers and share some or all of the development costs. In addition to customer-funded solutions development, we have invested significant amounts in solutions development, including expenditures (inclusive of amounts capitalized) of $10.4 million, $11.2 million, and $8.5 million for research and development in the years ended January 31, 2006, 2005 and 2004, respectively. Further, some of our key product introductions have resulted from the adaptation of products developed for customers to address a wider market. In exchange for either a one-time payment and/or on-going royalties, we are often able to obtain the right to develop, enhance and market these modified products.

Technology

        Our software products incorporate open systems architecture and protocols to provide scalability and functionality to interface with a bank's current and legacy systems. Our core proprietary technologies, for both our client/server and mainframe software products, are primarily directed at using a standard set of components, drivers, and application interfaces, while leveraging the quality and productivity benefits of reusable component development.

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

Sales and Marketing

        We have developed strong relationships with many senior bank executives as a result of our delivery of solutions to many of the largest banks in the United States for over 28 years. We leverage an Account Relationship Managers model for managing our largest customer relationships in North America. Our Account Relationship Managers' responsibilities include identifying customers' needs and assisting our business unit teams in presenting their solutions and concluding sales. Our Account Relationship Managers work closely with our executive officers, some of whom serve as Executive Relationship Managers to our customers. We also leverage business unit sales and technical sales support staff, who are familiar with our specific solutions to drive the bulk of the respective solutions sales process.

        We derive a significant portion of our business through existing customers and customer referrals. In addition, we market our services through a variety of media, including:

  •
  our web site;

  •
  direct mail;

  •
  user conferences conducted exclusively for our customers and qualified prospects;

  •
  participation in industry conferences and trade shows;

  •
  publication of "white papers" related to specific aspects of our services;

  •
  customer newsletters; and

  •
  informational listings in trade journals.

Backlog

        At the end of fiscal 2005, our backlog was $63.6 million, including deferred revenues of $19.2 million. At the end of fiscal 2004, our backlog was $63.2 million, including deferred revenue of

$24.2 million. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

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

        While we are not directly subject to the federal and state regulations specifically applicable to financial institutions, such as banks, thrifts and credit unions, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, and various state regulatory authorities typically assert the right to observe the operations of companies to which certain functions of financial institutions (such as data processing) are outsourced. These regulators also claim the right to observe the operations of companies like us that provide software and other products or services to financial institutions. In addition, financial institutions with which we do business often require, by contract or otherwise, that evaluations of our internal controls be performed by independent auditors or by the financial institutions themselves.

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

        We are not aware that we are infringing on any proprietary rights of third parties. We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our solutions to perform key functions. We are not aware that any third party software being re-sold by us is infringing upon proprietary rights of other third parties and have proper indemnities in place to mitigate our risk.

Employees

        As of January 31, 2006, we had 495 employees. These employees are broken down into the following categories: Global Payments Technologies ("GPT") had 284 employees, Revenue Enhancement ("RevE") had 86 employees, Global Payments Consulting ("GPC") had 23 employees, Carretek had 2 U.S. based employees (along with 121 offshore personnel of Mastek Limited that perform services for Carretek on a contract basis), Corporate Sales and Marketing had 18 employees, and Corporate Staff which includes Executive Management, Legal, Finance and Accounting, Human Resources, Facilities and IT had 82 employees. We have no unionized employees, and we believe that our employee relations are good.

Executive Officers of the Company

        The following table sets forth information regarding the Company's current executive officers.

Name	Age	Position
John D. Carreker, Jr.	63	Chairman of the Board, President, Chief Executive Officer and Director
Lisa K. Peterson	48	Executive Vice President, Treasurer and Chief Financial Officer
John D. Carreker III	42	Executive Vice President and President, Global Payments Technologies
John S. Davis	49	Executive Vice President, General Counsel and Secretary
Suzette L. Massie	38	Executive Vice President and President, Global Payments Consulting
Blake A. Williams	44	Executive Vice President and President, Revenue Enhancement

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

        John S. Davis has served as Executive Vice President, General Counsel and Secretary to the Company since June 2005. From June 2004 to June 2005, Mr. Davis was engaged in private legal practice. Prior to that time, he served as Senior Vice President and General Counsel of Dave & Busters, Inc., a restaurant and entertainment company for three years, and as Vice President & General Counsel of Cameron Ashley Building Products, Inc., a building products distributor, for seven years. Prior thereto, Mr. Davis served as Associate General Counsel of Electronic Data Systems Corporation ("EDS"), a global information technology service company.

        Suzette L. Massie has served as Executive Vice President and President, Global Payments Consulting since December 2004. During the five year period prior to joining the Company, Ms. Massie was a partner with Accenture, a global management consulting company in the Financial Services practice focusing on Top 20 Banks in the U.S.

        Blake A. Williams has served as Executive Vice President and President, Revenue Enhancement since November 2002. Mr. Williams has been with the Company for 14 years in various management and consulting roles.

Item 1A. Risk Factors.

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

Business Risks

        We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ending January 31, 2007 (and the individual fiscal quarters therein) and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Risks Related to Our Business

Our performance depends on the banking industry, and any change in the banking industry's demand for our solutions could reduce our revenues and have a material adverse effect on our business.

        We derive substantially all of our revenues from solutions provided to banks and other participants in the banking industry. Accordingly, our future success significantly depends upon this industry's continued demand for our solutions. We believe that an important factor in our growth has been substantial changes in the banking industry in recent years, as manifested by continuing consolidation, regulatory change, technological innovation, the emergence of the Internet and other trends. If this environment of change were to slow, we could experience reduced demand for our solutions. In addition, the banking industry is sensitive to changes in economic conditions and is highly susceptible to unforeseen events, such as domestic or foreign political instability, recession, inflation or other adverse occurrences that may result in a significant decline in the utilization of bank services. Furthermore, due to concerns regarding data security and other factors, banks have been and may in the future be slow to adopt electronic solutions, which can adversely affect the demand for our solutions. Any event that results in decreased consumer or corporate use of bank services, or increased pressures on banks towards the in-house development and implementation of revenue enhancement or cost reduction measures, could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to develop and license new technologies and services to meet the changing needs of our current and future customers, and our inability to introduce new solutions could negatively impact our ability to do business and maintain our financial condition.

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

Our inability to respond to a decline in check volumes and to respond to rapid technological change or changes in industry standards could reduce our revenues and have a material adverse effect on our business.

        We have in the past derived a significant portion of our revenues from check related products and services. A decline in check volumes could have a material adverse effect on our business. If banks and merchants decide to use pricing incentives to further stimulate a decline in check usage, this decline in usage could accelerate. Our future success depends on our ability to leverage existing competencies to support emerging payments types, and to define and develop new solutions addressing those payment types. If we are unable to capitalize on these competencies to generate new revenues to offset any loss of revenues arising as a result of a decline in check usage or other changes in technology or industry standards, then our business could be adversely affected.

Our quarterly operating results fluctuate and may not accurately predict our future performance. Additionally, our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock.

        A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. In recent years, we experienced a decline in revenues with certain of our licensed software products and consulting offerings. A decline in revenues without a corresponding and timely reduction in expenses would negatively affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

        Our quarterly results of operations have varied significantly and probably will continue to do so in the future as a result of a variety of factors, many of which are outside our control. These factors include:

  •
  timing of contract execution and longer sales cycles;

  •
  revenue recognition and our mix of revenues derived from consulting, license, maintenance and services;

  •
  economic conditions and customer budget cycles;

  •
  customer project priorities; and

  •
  the timing and market acceptance of new products or product enhancements by either us or our competitors.

        As a result of these factors, our quarterly revenues and operating results are difficult to forecast. It is possible that our future quarterly results of operations from time to time will not meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our common stock.

Our mix of products and services could have a significant effect on our results of operations and the market price of our common stock.

        The gross margins for our products and services vary considerably. If our mix of products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

Although a material portion of our revenue comes from annually renewable maintenance agreements, we do not typically enter into long-term agreements with our customers, which makes it more difficult to plan and efficiently allocate our resources, and any deferral, modification or cancellation of a customer project can adversely affect our operating results.

        We typically provide services to customers on a project-by-project basis without long-term agreements. When a customer defers, modifies or cancels a project, we must be able to rapidly re-deploy our personnel to other projects in order to minimize the under-utilization of our personnel and the resulting adverse impact on operating results. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any delay, modification or cancellation of a customer project, or any disruption of our business relationships with any of our significant customers or with a number of smaller customers could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we do not successfully renew our maintenance agreements with our software customers, our business may be adversely affected. If a substantial number of our software customers declined to renew these agreements, our revenues and profits would be materially adversely affected, especially within the GPT business segment.

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

        We regularly evaluate opportunities and may enter into strategic alliances, or make acquisitions of other businesses, product or technologies. Risks inherent in alliances may include, among others:

  •
  substantial investment of our resources in the alliance;

  •
  inability to realize the intended benefits of an alliance;

  •
  increased reliance on third parties;

  •
  increased payment of third party licensing fees or royalties for the incorporation of third party technology into our solutions; and

  •
  inadvertent transfer of our proprietary technology to strategic "partners."

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

Our focus on providing business process outsourcing, or BPO, with a significant offshore component subjects us to risks associated with new markets, new competition, cross border and geopolitical risks and a dependence on third party providers.

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

        Our five largest customers accounted for approximately 36%, 31% and 28% of total revenues during the fiscal years ended January 31, 2006, 2005 and 2004, respectively. Our significant customers have changed from period to period. However, a significant portion of our current revenues is derived from customers who were major customers in prior years, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these customers. There can be no assurance that we will be successful in maintaining our existing customer relationships or in securing additional customers, and there can be no assurance that we can retain or increase the volume of business that we do with such customers. In particular, continuing consolidation within the banking industry may result in the loss of one or more significant customers and/or potential customers. Any failure by us to retain one or more of our large customers, maintain or increase the volume of business done for such customers or establish profitable relationships with additional customers could have a material adverse effect on our business, financial condition and results of operations.

We face increased competition that could result in price reductions, fewer customer orders and loss of market share, any of which could materially and adversely affect our business.

        We compete with third party providers of services and software products to the banking industry that include consulting firms and software companies. Some of our competitors have significantly greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. Also, some of our current and potential competitors have greater name recognition and larger customer bases that such competitors could leverage to increase market share at our expense. We expect to face increased competition as other established and emerging companies enter the banking services market. Increased competition could result in price reductions, fewer customer orders and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, and the failure to do so could have a material adverse effect upon our business, financial condition and results of operations.

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

        Our success significantly depends upon our proprietary technology, intellectual property and information, including customer information. We rely upon a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary technology and information. We have a number of issued patents and registered trademarks. We also limit customer use of our intellectual property by entering into license and other agreements which limit the customer's use of the intellectual property. There can be no assurance that the steps we have taken to protect our services and products are adequate to prevent misappropriation of our technology or that our competitors independently will not develop technologies that are substantially equivalent or superior to our technology. Furthermore, it is very difficult to police unauthorized use of our software due to the nature of software. Any such misappropriation of our proprietary technology or information or the development of competitive technologies could have a material adverse effect on our business, financial condition and results of operations.

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

        We may need to litigate claims against third parties to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. We may also be subject to claims from our customers for indemnification against third party claims for infringement or other similar claims. We may be required to incur significant costs in reaching a resolution to the asserted claims, or any other claims that may be asserted against us. There can be no assurance that the resolution of a claim against us would not require us to pay damages or obtain a license to the third party's intellectual property rights in order to continue licensing our software as currently offered or, if such a third party license is required, that it would be available on terms acceptable to us. There can also be no assurance that we will be successful in pursuing litigation to protect our intellectual property or trade secrets, or that we will be able to recover the legal costs associated with preserving our proprietary rights. The resolution of intellectual property claims may also divert our management resources. If we cannot adequately protect our proprietary rights, it could have a material adverse effect on our business, operating results and financial condition.

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

        Our solutions at times in the past have been, and in the future may be, incompatible with the operating environments of our customers or inappropriate to address their needs, resulting in additional costs being incurred by us in rendering services to our customers. Further, like other software products, our software occasionally has contained undetected errors, or "bugs," which become apparent through use of the software. Because our new or enhanced software initially is installed at a limited number of sites and operated by a limited number of users, such errors and/or incompatibilities may not be detected for a number of months after delivery of the software. The foregoing errors in the past have resulted in the deployment of our personnel and funds to cure errors, occasionally resulting in cost overruns and delays in solutions development and enhancement. Moreover, solutions with substantial errors could be rejected by or result in damages to customers, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that errors or defects will not be discovered in the future, potentially causing delays in solution implementation or additional development costs such as requiring design modifications that could adversely affect our business, financial condition and results of operations. Although remote, it is possible that errors or defects in our solutions could give rise to liability claims against us.

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

        We provide solutions to banks outside the United States, and a key component of our growth strategy is to broaden our international operations. In addition, our business process outsourcing business segment involves a significant offshore component. Our international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, fluctuations in exchange rates and devaluations of foreign currencies, export license requirements, restrictions on the export of critical technology, difficulties in staffing international projects, longer accounts receivable cycles and difficulties in collecting payments.

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

Government regulation and legal uncertainties could force us to change our operations, which could have a material adverse effect on our ability to maintain our current business, and make our business more expensive to operate.

        Our primary customers are banks. Although the solutions that we currently offer have not been subject to any material, specific government regulation, the banking industry is regulated heavily, and we expect that such regulation will affect the relative demand for our solutions. While we are not directly subject to federal or state regulations specifically applicable to financial institutions, such as banks, thrifts and credit unions, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, and various state regulatory authorities typically assert the right to observe the operations of companies to which certain functions of financial institutions (such as data processing) are outsourced. These regulators may from time to time also claim the right to observe the operations of companies like us that provide software to financial institutions. In addition, financial institutions with whom we do business may from time to time require, by contract or otherwise, that evaluations of our internal controls be performed by independent auditors or by the financial institutions themselves. There can be no assurance that federal, state or foreign governmental authorities will not adopt new statutes or regulations, and any adoption of new rules could require us to modify our current or future solutions or subject us to more direct supervision or examination. The adoption of laws or regulations affecting us or our customers' businesses could reduce our growth rate or could otherwise have a material adverse effect on our business, financial condition and results of operations.

Our intangible assets could become impaired and adversely affect our future results of operations and financial position.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. There can be no assurance that such tests will not result in a determination that these assets have been impaired. If at any time it is determined that an impairment has occurred, we will be required to reflect the impaired value as a charge resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. We recorded a goodwill impairment charge of $46.0 million in the quarterly period ended January 31, 2003. The fair values used in this evaluation were estimated based upon the consideration of a number of fair value estimation techniques, including a discounted cash flow analysis and consideration of the market price of our stock. Goodwill that remains recorded at January 31, 2006 was $20.8 million. Declines in market conditions, increases in interest rates and changes in projections with respect to the Global Payments Technologies reporting unit in which goodwill is allocated could result in additional impairment charges in the future.

        In addition to the Goodwill discussed above, we have other intangible assets which are currently being amortized. These intangible assets are as follows:

  •
  Capitalized Software—We capitalize the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86"). Capitalized software that is recorded at January 31, 2006 was $2.8 million.

  •
  Acquired Developed Technology—Acquired developed technology includes purchased technology intangible assets associated with acquisitions. These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition. The acquired developed technology that is recorded at January 31, 2006 was $5.3 million.

  •
  Customer Relationships—Customer relationships includes an intangible asset with a definite useful life. The customer relationship intangible that is recorded at January 31, 2006 was $1.9 million.

Declines in either current or projected demand for our software product offerings could result in non-cash impairment charges in the future.

The ultimate realization of revenue from contracted sales, potential sales, backlog and deferred revenues cannot be predicted with a high degree of accuracy.

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

  •
  Our ability to develop new technologies and services in a timely manner

  •
  Customer acceptance of our new technologies or services

  •
  Receipt of cash payment

The ultimate resolution of the class action lawsuit may have a material adverse effect on our business.

        Although we have reached an agreement to settle the shareholder class action lawsuit described under "Item 3. Legal Proceedings," we are unable to predict with certainty the final outcome of the lawsuit or the effect of the lawsuit on our financial results, our business or our management. Counsel for the plaintiffs and defendants have executed a stipulation of settlement, but the stipulation of settlement is subject to final court approval. At this time, there can be no assurance that the stipulation of settlement will receive final court approval. If this does not occur, the potential outcome or resolution of the class action lawsuit could include judgments against us or settlements that could require substantial payments by us. In addition, the timing of the final resolution of these matters is uncertain. We believe that a material adverse outcome with respect to the class action lawsuit could have a material adverse effect on our financial results, our business or our management.

Risks Related to Our Common Stock

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

Our governing documents and applicable Delaware law contain provisions that may have the effect of discouraging a potential takeover of us.

        Our certificate of incorporation and bylaws contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of us, which potential investors in our common stock should consider. Our certificate of incorporation and bylaws provide for a classified board of directors serving staggered terms of three years, prevent stockholders from calling a special meeting of stockholders and prohibit stockholder action by written consent. Our certificate of incorporation also authorizes only the board of directors to fill vacancies on our board of directors, including newly-created directorships, and states that directors of the Company may be removed only for cause and only by the affirmative vote of holders of at least two-thirds of the outstanding shares of the voting stock, voting together as a single class. Section 203 of the Delaware General Corporation Law, which is applicable to us, contains provisions that restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combination involving us.

Other Risks

We are subject to additional risks in light of the restatement of our prior period consolidated financial statements.

        As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement" and in Note 3 of the Notes to Consolidated Financial Statements, we have restated our consolidated financial statements for the year ended January 31, 2004 and our consolidated balance sheet at January 31, 2005. There may be risks associated with this restatement of our consolidated financial statements that could negatively affect us.

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

Item 1B. Unresolved Staff Comments.

        Not applicable.

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

Item 3. Legal Proceedings.

Shareholder Derivative Suit.

        On June 15, 2004, by mutual agreement between the parties, Smith v. Carreker Corporation, et. al, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders' derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles ("GAAP"), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff sought redress (the form of which includes, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002. The District Court has preliminarily approved a settlement of the derivative claims brought in this action. Under the proposed settlement, the Company has agreed to adopt certain corporate governance enhancements and cover plaintiffs' counsel's attorney's fees and litigation expenses up to $300,000. Neither the Company nor any of its current or former officers and directors made any admission of wrongdoing. When the settlement is approved by the Court and is made final, the derivative litigation against the Company's current and former officers and directors will be terminated. A final settlement hearing will be scheduled before the District Court for the purpose of determining whether the proposed settlement should be approved as fair, reasonable and adequate. The settlement is subject to conditions, including final court approval. At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.

Shareholder Class Action.

        On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. On October 14, 2003 the plaintiffs filed their Consolidated Class Action Complaint. The complaint, filed on behalf of purchasers of the Company's common stock between May 20, 1998 and December 10, 2002, inclusive, alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori, Terry L. Gage and Ernst & Young, the Company's auditors), violations of Section 20(a) of the Exchange Act against the individual defendants, and violation of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori. The complaint also alleges, among other things, that defendants artificially inflated the value of Carreker stock by knowingly or recklessly misrepresenting the Company's financial results during the purported class period. On March 22, 2005 the Court dismissed the action without prejudice and allowed the plaintiffs 60 days in which to file an amended complaint. Also the Court dismissed, with prejudice, all claims by shareholders relating to periods prior to July 31, 1999.

        On May 31, 2005, the plaintiffs filed an Amended Consolidated Class Action Complaint on behalf of purchasers of the Company's common stock between July 30, 1999 and December 10, 2002, inclusive, which reiterates the allegations in the first complaint, and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori and Terry L. Gage) except Ernst & Young LLP, violations of Section 20(a) of the Exchange Act against the individual defendants, and violations of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.

        On April 21, 2006, counsel for the plaintiffs and defendants executed and submitted to the Court a stipulation of settlement whereby they have agreed to settle the class action litigation for a payment of $5,250,000. The proposed settlement is subject to final court approval. At this time, there can be no assurance that the settlement will receive final court approval.

        The proposed settlement payments in both the shareholder derivative suit and the class action are fully covered by the Company's directors and officer's insurance policies.

        The Company is periodically involved in various other legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to A Vote of Security Holders.

        No matter was submitted to a vote of our stockholders during the quarterly period ended January 31, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Common Stock has traded on the NASDAQ National Market under the symbol "CANI" since May 20, 1998, the date of our initial public offering. At March 31, 2006, there were approximately 883 record holders (388 are employees holding restricted common shares) of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low closing prices for the Common Stock, as reported by the NASDAQ National Market.

	High	Low
Fiscal 2006
Q1 2006 (QTD through March 31, 2006)	$6.55	$5.38
Fiscal 2005
Q4 2005	$5.65	$4.75
Q3 2005	7.18	5.49
Q2 2005	6.14	4.47
Q1 2005	7.92	4.16
Fiscal 2004
Q4 2004	$8.88	$7.40
Q3 2004	10.56	7.28
Q2 2004	10.20	6.49
Q1 2004	15.01	7.28

        We have not paid a cash dividend on shares of our common stock since our incorporation. We currently intend to retain our earnings in the future to support operations, finance our growth and possibly to repurchase some shares of our common stock. Therefore, we do not intend to pay cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law. However, our revolving credit agreement, which is described in Note 5 of our Notes to Consolidated Financial Statements, currently prohibits the payment of any cash dividends without approval from the banks with whom we entered into the revolving credit agreement.

        Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about our equity compensation plans.

        Under a share repurchase program approved by the Board of Directors of Carreker Corporation on April 18, 2005, the Company was authorized to repurchase up to $5.0 million of its common stock through October 14, 2005. The repurchase program was designed to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 under which an agent appointed by the Company determined the time, amount, and price at which purchases of common stock would be made, subject to certain parameters established in advance by the Company. The Company purchased $3.2 million of its common stock under the program, which expired on October 14, 2005. The repurchases are reflected in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
Q1 2005	70,000	$4.98	70,000
Q2 2005	560,511	5.04	560,511
Q3 2005	900	6.02	900

Total	631,411	$5.03	631,411	(1)

(1)
The program expired on October 14, 2005.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

        The following consolidated statements of operations data for each of the three years in the period ended January 31, 2006 and the consolidated balance sheet data as of January 31, 2006 have been derived from our audited consolidated financial statements which are included elsewhere in this Report. As a result of the restatement of our consolidated financial statements as of January 31, 2005 and 2004 and for the year ended January 31, 2004, the indicated data set forth below has been restated from that which was reported previously in the Company's reports on Form 10-K for these periods. See Note 3 of the Notes to Consolidated Financial Statements. The consolidated balance sheet data as of January 31, 2003 and 2002, and the consolidated statement of operations data for the years ended January 31, 2003 and 2002, have been derived from our audited consolidated financial statements not included in this Report. The selected financial data set forth below should also be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

	Year Ended January 31,
	2006	2005	2004	2003	2002(2)
	(in thousands, except per share data)
			(As restated) (1)
Consolidated Statements of Operations Data:
Revenues:
Consulting	$33,244	$37,193	$34,064	$39,204	$42,342
Software license	18,277	20,429	27,365	37,946	25,153
Software maintenance	42,442	43,293	43,081	41,858	25,908
Software implementation and other services	18,457	14,799	18,103	24,310	20,723
Outsourcing services	1,038	139	—	—	—
Out-of-pocket expense reimbursements	3,126	3,038	4,254	6,458	9,611

Total revenues	116,584	118,891	126,867	149,776	123,737
Cost of revenues:
Consulting	17,186	18,989	20,470	25,067	34,322
Software license	7,962	7,960	8,020	7,701	6,510
Write-off of capitalized software costs and prepaid software royalties(3)	—	—	—	954	15,031
Software maintenance	14,209	14,771	13,420	10,773	8,311
Software implementation and other services	13,334	14,747	17,901	19,496	15,328
Outsourcing services	1,914	616	—	—	—
Out-of-pocket expenses	3,103	3,087	4,335	7,248	10,899

Total cost of revenues	57,708	60,170	64,146	71,239	90,401

Gross profit	58,876	58,721	62,721	78,537	33,336
Operating costs and expenses:
Selling, general and administrative	45,527	46,524	49,733	50,326	50,112
Research and development	9,617	8,644	7,471	11,307	10,843
Amortization of customer relationships	1,400	1,400	1,400	1,400	4,339
Goodwill impairment(5)	—	—	—	46,000	—
Restructuring and other charges(6)	918	3,682	1,901	2,945	22,464

Total operating costs and expenses	57,462	60,250	60,505	111,978	87,758

Income (loss) from operations	1,414	(1,529)	2,216	(33,441)	(54,422)
Other income (expense):
Interest income	716	306	266	414	1,564
Interest expense	(440)	(442)	(1,218)	(2,583)	(2,216)
Other income (expense)	814	1,037	601	505	(144)

Total other income (expense), net	1,090	901	(351)	(1,664)	(796)

Income (loss) before provision (benefit) for income taxes	2,504	(628)	1,865	(35,105)	(55,218)
Provision (benefit) for income taxes(4)	435	568	200	(1,475)	(1,842)

Net income (loss)	$2,069	$(1,196)	$1,665	$(33,630)	$(53,376)

Basic earnings (loss) per share	$0.09	$(0.05)	$0.07	$(1.45)	$(2.44)

Diluted earnings (loss) per share	$0.08	$(0.05)	$0.07	$(1.45)	$(2.44)

Shares used in computing basic earnings (loss) per share	24,092	24,295	23,736	23,198	21,853

Shares used in computing diluted earnings (loss) per share	24,478	24,295	24,384	23,198	21,853

	January 31,
	2006	2005	2004	2003	2002(1)
	(in thousands, except per share data)
		(As restated) (1)	(As restated) (1)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$34,384	$34,516	$28,605	$26,986	$25,674
Working capital	17,915	10,271	9,898	17,432	4,130
Total assets(5)	87,125	93,305	104,530	110,108	184,899
Long-term debt	—	—	6,250	25,000	44,000
Total stockholders' equity	55,491	55,321	54,277	48,598	70,628

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement" and Note 3 of the Notes to Consolidated Financial Statements for information regarding restatement of the financial statements and related financial information.

(2)
On June 6, 2001, we completed the acquisition of Check Solutions Company, a New York general partnership ("Check Solutions"). The operating results of Check Solutions are included in our results of operations from the date of acquisition.

(3)
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

(4)
The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. In fiscal 2005 and 2004, the majority of our tax provision consisted of foreign taxes incurred that could not be offset with U.S. tax benefits. Our effective income tax rate was 5.1% in fiscal 2003, 4.2% in fiscal 2002 and 3.3% in fiscal 2001. The lower tax rate in fiscal 2003 was primarily due to net operating loss carryforwards offsetting the taxable income generated. The lower tax rate in fiscal 2002 and 2001 was due to losses we incurred from which we have not yet obtained a tax benefit.

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

  At January 31, 2006, we had available net operating loss carryforwards of approximately $34.0 million, of which $5.7 million expire in 2023 and $28.3 million expire in 2024.

(5)
During the fourth quarter of the year ended January 31, 2003, the Company performed its annual evaluation for goodwill impairment resulting in a charge of $46.0 million. The impairment charge was recorded to the Global Payments Technologies ("GPT") segment as all of the Company's goodwill has been assigned to the GPT segment.

(6)
A complete description of the Restructuring and other charges for the years ended January 31, 2006, 2005 and 2004 is contained within Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Restructuring and other charges for the year ended January 31, 2003 and 2002 can be summarized as follows (in thousands):

	January 31,
	2003	2002
Workforce reductions	$633	$5,408
Charges relating to the discontinuance of our CheckFlow suite	—	14,018
In-process research and development	—	2,300
Legal and professional fees	2,312	—
Facility closures	—	440
Other	—	298

Total	$2,945	$22,464

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

        Our fiscal year ends on January 31. References contained in this Report to a given fiscal year refer to the twelve-month period ended January 31 of the succeeding year. For example, our fiscal year ended January 31, 2006 is referred to in this Report as "fiscal 2005."

Overview

        Since 1978, Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers. More recently, we have introduced a business process outsourcing solution to our customers. Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients' customer income streams by aligning their customer interactions and products with customer needs. Carreker employed a total of 495 employees at January 31, 2006.

        We are organized into four business unit operating divisions: Global Payments Technologies ("GPT"), Revenue Enhancement ("RevE"), Global Payments Consulting ("GPC") and a Business Process Outsourcing business which is delivered through a majority-owned subsidiary named Carretek LLC ("Carretek") to address the payments outsourcing arena. These operating divisions are operated in distinct yet increasingly synergistic ways to bring value to our clients.

        Global Payments Technologies.    This division is responsible for design, development, sales, and support of our technology solutions. The division has three lines of business with distinct solution offerings: Payments Solutions, Risk Solutions, and Cash & Logistics solutions. Revenue is primarily derived from license fees, implementation fees and maintenance fees. As of January 31, 2006, GPT had 284 employees.

        Revenue Enhancement.    This highly specialized division provides consulting and software solutions focused on increasing clients' revenue streams. Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, account acquisitions and profitability. A majority of the revenue generated by this division is through benefit-sharing agreements with our customers, recorded as consulting revenue along with license fees, maintenance fees and implementation fees from our CVE software offering. As of January 31, 2006, RevE had 86 employees.

        Global Payments Consulting.    The objective of this professional services division is to provide our clients with "applied thought leadership" related to the business of payments. Revenue in the GPC division is primarily derived through the delivery of consulting services offered primarily on a time and materials basis to our clients, along with the license fees, maintenance fees and services fees associated with our Float Pricing System software offering and Payments Clearing Model product offering. As of January 31, 2006, GPC had 23 employees.

        Carretek.    In fiscal 2003 we formed Carretek. Carretek is a transformational business outsourcer for payment and transaction processing jointly owned by Carreker Corporation and Majesco Software, Inc., the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations. As of January 31, 2006, Carretek had 2 U.S. based employees along with 121 offshore personnel of Mastek Limited which perform services for Carretek on a contract basis.

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

        Operating Expenses.    Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses. Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses. As of January 31, 2006, the Corporate Account Relationship Management and Marketing staff had 18 employees, and the Corporate staff which includes Executive Management, Legal, Finance and Accounting, Human Resources, Facilities and IT had 82 employees.

        Liquidity and Cash Flows.    Cash and cash equivalents at January 31, 2006 and January 31, 2005 totaled $29.7 million and $34.5 million, respectively. In addition, we had $4.7 million of marketable debt securities at January 31, 2006, as compared to none at January 31, 2005. At January 31, 2006 and 2005, there were no borrowings outstanding under our revolving credit agreement.

Restatement

        We have restated our consolidated financial statements for the year ended January 31, 2004, and our consolidated balance sheet at January 31, 2005, to correct an error identified in deferred revenue resulting primarily from the duplicate recording of a customer software maintenance contract in connection with an accounting system conversion that occurred in October 2002. Based on our analysis, software maintenance revenue related to this contract was erroneously recognized twice during the year ended January 31, 2004. Therefore, the consolidated financial statements as of and for the fiscal year ended January 31, 2004 have been restated to reflect a $2.0 million reduction in software maintenance revenue, and the consolidated balance sheets at January 31, 2004 and 2005 have been restated to reflect a corresponding $2.0 million increase in deferred revenue and accumulated deficit.

Executive Summary

        Our consolidated revenues declined 1.9% to $116.6 million in the year ended January 31 2006. We earned net income of $2.1 million in the year ended January 31, 2006, compared to a net loss of $1.2 million in the year ended January 31, 2005. The increase in net income was primarily the result of increased consultant utilization and efficiency which lowered our cost of revenues and a reduction in restructuring and other charges. Our cash balance declined $4.8 million during the year ended January 31, 2006 due to our investment in $4.7 million of marketable debt securities. We also utilized cash to buy back 631,411 shares of our common stock for $3.2 million.

        The decline in our revenue was primarily associated with our GPT business segment. Revenue within this segment declined $3.3 million or 4.4% for the year ended January 31, 2006. The decline is primarily in software license revenue within the Payments group. The Payments group includes such products as Image Archive and Exception Management Applications as well as Source Capture, ExchgLink and Image Replacement Document ("IRD") solutions. The decline was primarily the result of continued technology investment delays by our customers and the intensification of competition in this particular space. Additionally, in the year ended January 31, 2005, the Payments group of GPT derived $3.4 million from a software license sale to a single customer of our legacy Check Image Archive product, while the year ended January 31, 2006 did not include any large single sales of this magnitude. However, GPT's initial Source Capture installation was accepted by our customer and as a result, we recognized $1.6 million or 8.6% of software license revenue in the year ended January 31, 2006.

        In absolute dollars, our cost of revenues declined approximately $2.5 million in the year ended January 31, 2006, which allowed our gross margin percentage to increase to 50.5% as compared to 49.4% for the year ended January 31, 2005. Cost savings initiatives, primarily related to a reduction in personnel, resulted in both GPC's cost of consulting and GPT's cost of services being lower in the year ended January 31, 2006. Additionally, during the year ended January 31, 2006, we recorded $4.6 million of amortization of acquired developed technology within cost of revenues—software license. This amortization is primarily associated with the purchase of Check Solutions, Inc. in June 2001 and will be fully amortized in June 2007.

        Operating expenses includes selling, general and administrative, research and development, amortization of customer relationships and restructuring and other charges. These expenses declined approximately $2.8 million in the year ended January 31, 2006. Selling, general and administrative expenses have declined approximately $1.0 million for the year ended January 31, 2006. The reductions within selling, general and administrative were primarily related to cost savings from reductions in personnel in our corporate sales function and D&O insurance costs. These reductions have been partially offset by increased legal fees, decreased bad debt expense recoveries and increased contract labor and professional fees associated with our ERP system upgrade, which began in the quarter ended April 30, 2005.

        In the year ended January 31, 2006, we recorded $918,000 of restructuring and other charges of which $780,000 was associated with the severance and other personnel costs for 29 employees terminated on August 31, 2005, primarily within the GPT business segment. The reductions were implemented in an effort to position GPT for improved long-term profitability. We expect an annual benefit of approximately $2.4 million from this action. In the year ended January 31, 2005, restructuring and other charges were $3.7 million and included a $1.7 million EPG litigation settlement, approximately $1.7 million of legal costs and $1.5 million of severance, which was partially offset by a $1.2 million reduction in our CheckFlow customer settlement reserve. In the same year, we recorded $1.4 million related to the amortization of customer relationships associated with the acquisition of Check Solutions, Inc. in June 2001. This customer relationship intangible will be fully amortized in June 2007.

        We continue to focus on increasing research and development, particularly within GPT, to enhance our existing product offerings and develop new product offerings, and incurred research and development expenses of $9.6 million in the year ended January 31, 2006 compared with $8.6 million in the year ended January 31, 2005. In the year ended January 31, 2006, Source Capture along with several new Cash and Risk solutions were introduced along with a Payments modeling product developed within GPC.

        We anticipate revenue growth during the year ended January 31, 2007 due to the availability and anticipated acceptance of several new products and service offerings that were developed during the year ended January 31, 2006 and from new products and services expected to be offered in the year ending January 31, 2007. However, due to a lengthened decision cycle associated with some of the new products, the growth in overall annual revenue is anticipated to be in the latter half of the year. We believe we are well positioned for profitability in the year ending January 31, 2007 as a result of the anticipated revenue growth coupled with ongoing cost containment efforts.

Results of Operations

Comparison of Year Ended January 31, 2006 ("Fiscal 2005") to Year Ended January 31, 2005 ("Fiscal 2004") and Year Ended January 31, 2004 ("Fiscal 2003")

Revenues

  Revenues by Segment ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Revenue Enhancement	$37,421	$37,404	$38,544	$17	—%	$(1,140)	(3.0)%
Global Payments Technologies	73,217	76,564	84,222	(3,347)	(4.4)	(7,658)	(9.1)
Global Payments Consulting	4,908	4,784	4,101	124	2.6	683	16.6
Business Process Outsourcing	1,038	139	—	899	646.8	139	—

Total Revenues	$116,584	$118,891	$126,867	$(2,307)	(1.9)%	$(7,976)	(6.3)%

        Our decline in total revenues of 1.9% in fiscal 2005, as compared to fiscal 2004, and the decline of 6.3% in fiscal 2004, as compared to fiscal 2003, is concentrated primarily within the GPT segment.

        The decline in revenue within GPT that began in fiscal 2003 has carried through to fiscal 2005. The market's adoption of post-Check 21 related technology has been much slower than expected. We experienced isolated success with our ExchgLink solution while our IRD authoring software and remote Source Capture have experienced greater success with several major banks and the Federal Reserve. For instance, GPT gained acceptance of its initial Source Capture installation and recognized $1.6 million of software license revenue in the quarter ended January 31, 2006. However, widespread adoption of our Check 21 product offerings, generally at smaller financial institutions, has progressed much slower than anticipated.

        Our RevE segment revenues were essentially flat in fiscal 2005, as compared to fiscal 2004, and declined 3% in fiscal 2004, as compared to fiscal 2003. In fiscal 2005, traditional RevE contingent consulting revenues declined $3.1 million, or 9.2%, due primarily to a decline in consulting revenues in our foreign markets. This decline in consulting revenues was completely offset by an increase in software license and software implementation services within our CVE software and proprietary sales management offering, particularly within our foreign markets. In fiscal 2004, CVE software and services revenues declined $2.7 million, or 57.9%, as compared to fiscal 2003, as the market softened for traditional CRM perpetual license sales. In response, we reformulated the CVE product offering to reflect term software license arrangements as opposed to traditional perpetual license arrangements. This change in strategy gained acceptance at several large customers in fiscal 2005.

        We increased revenues modestly within GPC during fiscal 2003 through fiscal 2005. This increase reflects the results of intensified sales focus as we completed the repositioning of this business to focus on Check 21 enterprise-wide payment electronification strategies, image enablement planning and integration and risk mitigation. Additionally, new leadership in this business was introduced in late fiscal 2004 to capitalize on the synergistic nature of the GPC and GPT business segments and refine our solutions with a clear value proposition. Additionally, with the rise in interest rates, there has been renewed demand for our Float Analysis and Management Systems and related services which drove modest increases in license and software implementation revenues in late fiscal 2005. Finally, GPC has developed a new Payments Financial Modeling application that has gained acceptance at one major customer and has been licensed to another with revenue expected to be recognized in mid-fiscal 2006.

        Our outsourcing revenue is derived through Carretek, our 51% owned business which offers outsourcing for payment and transaction processing. Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004. The fiscal 2004 revenues were minimal; however in fiscal 2005, we increased staffing under our initial contract and expanded our scope with this single customer to include a second and third set of transaction processing functions.

  Consulting ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Consulting	$33,244	$37,193	$34,064	$(3,949)	(10.6)%	$3,129	9.2%

        Most of our consulting revenues are derived from our RevE business segment. Consulting revenues derived from our RevE segment declined 9.2% to $30.9 million in fiscal 2005, as compared to fiscal 2004, and increased 5.5% to $34.0 million in fiscal 2004 from $32.3 million in fiscal 2003. Within RevE, we continue to focus on maximizing the value to our existing customer base while expanding our expertise to new customers, both domestically and internationally. The fluctuations over the three year period are primarily the result of fluctuating contingent consulting revenues derived from our international markets that were negatively influenced by customer mergers and acquisitions. Domestically, RevE consulting revenues have remained relatively flat between $24.0 and $25.0 million for each fiscal year.

        Consulting revenues derived from our GPC segment declined 15.7% to $2.3 million in fiscal 2005 and increased 72.6% to $2.8 million in fiscal 2004 from $1.6 million in fiscal 2003. The decline in fiscal 2005 was primarily attributable to customer scheduling and project prioritization delays on engagements in which revenue is recognized on a percent-complete basis. The increase in consulting revenue in fiscal 2004 was attributable to the momentum gained as we completed our repositioning of this business to focus on Check 21 enterprise-wide payment strategies and image enablement planning and integration.

  Software License ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Software License	$18,277	$20,429	$27,365	$(2,152)	(10.5)%	$(6,936)	(25.3)%

        Most of our software license revenues are derived from our GPT business segment. Software license revenues from our GPT business segment decreased 15.3% to $17.0 million in fiscal 2005 and decreased 18.6% to $20.1 million in fiscal 2004 from $24.7 million in fiscal 2003.

        Our customers began to delay their Payment solution purchasing decisions primarily due to legislative changes within the banking industry, namely Check 21, which was ultimately signed into law in October 2003 and went into effect in October 2004. Check 21 permits U.S. banks to accept digital images of checks the same way they accept a paper check. We have introduced several new Payment solution products to compete in this space such as ExchgLink, our solution for exchanging images with other banks, IRD Author which generates and processes substitute checks often referred to as image replacement documents ("IRD"), Image Inspector which ensures image quality and finally, Source Capture which allows customers to capture deposits at branches, ATM's and bank customer sites. The decline in paper checks over the past three years has been moderate and most banks have not fully implemented image exchange.

        Software license revenues from our CVE product offering, within the RevE business segment, increased 218.2% to $1.0 million in fiscal 2005 and decreased 87.5% to $326,000 in fiscal 2004 from $2.6 million in fiscal 2003. The decline in fiscal 2004 was primarily the result of two large international engagements completed in fiscal 2003. Also in fiscal 2003 and carrying over until fiscal 2004, this group lacked sales leadership and the market softened for traditional CRM perpetual license sales. In response, we reformulated the CVE business model to reflect term software license arrangements as opposed to traditional, one-time perpetual license arrangements. This change in strategy gained acceptance and two multi-year contracts were signed in fiscal 2005 to provide software, services and maintenance.

  Software Maintenance ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Software Maintenance	$42,442	$43,293	$43,081	$(851)	(2.0)%	$212	0.5%

        As with software license fees, most of our maintenance fees are derived from our GPT business segment. Software maintenance fees are paid pursuant to annually renewable product and telephone support agreements with our software customers. The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer. When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred. Also, maintenance contracts usually carry annual maintenance fee escalation clauses typically based on an index, such as the consumer price index. While we did increase the maintenance fees for selected customers and products in each of the last two fiscal years, these increases were offset by maintenance cancellations caused by major bank mergers and also multi-year declines in new software license revenue described above. Finally, during the quarter ended January 31, 2006, three large maintenance customers did not pay $6.5 million of maintenance by January 31, 2006 which had a negative effect of approximately $540,000 on the quarter and fiscal year.

  Software Implementation and Other Services ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY 2003	$	%	$	%
Software Implementation and Other Services	$18,457	$14,799	$18,103	$3,658	24.7%	$(3,304)	(18.3)%

        In the majority of our software customer arrangements, installation services are provided to the customer. The majority of our software implementation fees are derived from our GPT business segment. However, the 24.7% increase in software implementation and other services in fiscal 2005, as compared to fiscal 2004, was primarily the result of a $2.7 million or 403.5% increase in service revenue related to our CVE product offering within the RevE business segment. GPT services increased $595,000 or 4.4% and GPC services increased $348,000 or 46.3%. In fiscal 2004, as compared to fiscal 2003, the decline in software implementation fees reflect the decline in software license fees within GPT.

  Outsourcing Services ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Outsourcing Services	$1,038	$139	$—	$899	646.8%	$139	—%

        Our outsourcing service revenue is derived through Carretek, our 51% owned business which outsources payment and transaction processing. Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004. The fiscal 2004 revenues were minimal; however in fiscal 2005, we expanded our scope of business with this customer to include a second and third set of transaction processing functions. While we continue to pursue opportunities to expand the scope of the services we provide to our existing customer, we do not expect significant growth on an absolute dollar basis until additional outsourcing customers are obtained.

  Out-of-Pocket Expense Reimbursements ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY 2003	$	%	$	%
Out-of-Pocket Expense Reimbursements	$3,126	$3,038	$4,254	$88	2.9%	$(1,216)	(28.6)%

        These reimbursements were relatively flat on a consolidated basis in fiscal 2005, as compared to fiscal 2004. The decrease in these reimbursements in fiscal 2004, as compared to fiscal 2003, is the result of the decline in implementation engagements within the GPT business segment.

Cost of Revenues

  Cost of Revenues by Segment ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY 2003	$	%	$	%
Revenue Enhancement	$19,385	$17,818	$19,024	$1,567	8.8%	$(1,206)	(6.3)%
% of revenue	51.8%	47.6%	49.4%
Global Payments Technologies	$32,847	$36,612	$38,551	$(3,765)	(10.3)%	$(1,939)	(5.0)%
% of revenue	44.9%	47.8%	45.8%
Global Payments Consulting	$3,562	$5,124	$6,571	$(1,562)	(30.5)%	$(1,447)	(22.0)%
% of revenue	72.6%	107.1%	160.2%
Business Process Outsourcing	$1,914	$616	$—	$1,298	210.7%	$616	—%
% of revenue	184.4%	443.2%	—%
Total Cost of Revenues	$57,708	$60,170	$64,146	$(2,462)	(4.1)%	$(3,976)	(6.2)%
% of revenue	49.5%	50.6%	50.6%

        The decrease in total cost of revenues of $2.5 million in fiscal 2005, as compared to fiscal 2004, was primarily the result of lower personnel and personnel related costs within both GPT and GPC business segments, partially offset by increased personnel and third party contractor costs to service our several large CVE contracts within the RevE segment and increased costs to service our outsourcing customer. The decreased costs within GPT are primarily the result of expense reduction initiatives which began in late fiscal 2004 and continued in the quarter ended October 31, 2005 when GPT further reduced its workforce by 29 employees to further reduce costs and improve utilization. The decrease in total cost of revenues in absolute dollars of $4.0 million in fiscal 2004, as compared to fiscal 2003, was primarily the result of lower personnel and personnel related costs within RevE, GPT and GPC business segments. These savings were partially offset by the costs of Carretek, our 51% owned business process outsourcer.

  Cost of Consulting ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY 2003	$	%	$	%
Cost of Consulting	$17,186	$18,989	$20,470	$(1,803)	(9.5)%	$(1,481)	(7.2)%
% of consulting revenue	51.7%	51.1%	60.1%

        The cost of consulting consists primarily of personnel costs related to our consulting engagements within both our RevE and GPC business segments. The decline in absolute dollars of $1.8 million in fiscal 2005, as compared to fiscal 2004, was primarily the result of a $1.3 million decline in cost of consulting within our GPC business segment. The cost reduction efforts within our GPC business segment that began in late fiscal 2002 continued throughout the reported periods to bring costs, especially personnel and related costs, more in line with expected consulting revenues. The decline in absolute dollars of $1.5 million in fiscal 2004, along with the decline in consulting costs as a percentage of consulting revenue in fiscal 2004, as compared to fiscal 2003, was primarily the result of a $1.3 million, or 25.8%, decline in the cost of consulting within our GPC business segment discussed above. RevE's cost of consulting slightly declined by $491,000 or 3.3% in fiscal 2005 and remained flat in fiscal 2004, as compared to fiscal 2003.

  Cost of Software Licenses ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY 2003	$	%	$	%
Cost of Software Licenses	$7,962	$7,960	$8,020	$2	—%	$(60)	(0.8)%
% of software license revenue	43.6%	39.0%	29.3%

        The cost of software licenses consists principally of amortization of capitalized and acquired software costs along with royalties payable to third parties. The cost of software licenses was relatively flat in all three annual periods. The increase in the cost of software licenses, as a percentage of software license revenue, is primarily the result of a 33.2% decline in software license revenue experienced from fiscal 2003 through fiscal 2005.

        In connection with software license, maintenance and certain consulting agreements entered into with certain banks and purchase agreements with vendors under which we acquire software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products. Under these arrangements, we recognize royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 50% of the associated revenue. Approximately $2.0 million, $1.9 million and $2.5 million of royalty expense was recorded under these agreements and charged to cost of software licenses in the fiscal years ended January 31, 2006, 2005 and 2004, respectively. Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

  Cost of Software Maintenance ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Cost of Software Maintenance	$14,209	$14,771	$13,420	$(562)	(3.8)%	$1,351	10.1%
% of software maintenance revenue	33.5%	34.1%	31.2%

        Cost of maintenance consists primarily of personnel and facility costs to provide telephone support, product defect support and other enhancements to our existing products which are not significant enough to extend the product's life cycle, or substantially increase its marketability. These costs are primarily contained within our GPT business segment. The decline in costs of maintenance in absolute dollars of $562,000 or 3.8% in fiscal 2005, as compared to fiscal 2004, is primarily the result of reduced personnel and personnel related costs within the GPT business segment. This reduction in costs was primarily in the last half of fiscal 2005 and was the result of the personnel reductions carried out at the beginning of the quarter ended October 31, 2005. The increase in cost of maintenance in absolute dollars of $1.4 million in fiscal 2004, as compared to fiscal 2003, was the result of traditional research and development employees working on software maintenance projects that integrated and enhanced our legacy products in preparation for new technology and new product offerings.

        The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is paid by the customer. When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred. As a result, our cost of software maintenance as a percentage of related maintenance revenue will fluctuate.

  Cost of Software Implementation and Other Services ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Cost of Software Implementation and Other Services	$13,334	$14,747	$17,901	$(1,413)	(9.6)%	$(3,154)	(17.6)%
% of software implementation and other services revenue	72.2%	99.6%	98.9%

        Cost of software implementation consists primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations primarily within our GPT business segment. The continued decline in costs of software implementation and other services of $1.4 million or 9.6% in fiscal 2005, as compared to fiscal 2004, was the result of additional reductions in personnel and personnel related costs within GPT. GPT reduced cost of software implementation and other services costs by $3.0 million or 22.7% in fiscal 2005, as compared to fiscal 2004. These personnel reductions began in late fiscal 2004 and continued through the quarter ended October 31, 2005. These GPT cost reductions dramatically decreased the overall percentage of the costs of software implementation and other services as a percentage of software implementation and other service revenue to 72.2% in fiscal 2005 from 99.6% in fiscal 2004. The declines in cost of software implementation and other services in absolute dollars created by GPT in fiscal 2005 described above were partially offset by increased costs within RevE's CVE group of $1.7 million or 195.3%; however, these costs drove increased CVE services revenue of $2.7 million in fiscal 2005. The decline in cost of software implementation and other services in absolute dollars of $3.2 million in fiscal 2004, as compared to fiscal 2003, was primarily driven by a $2.1 million, or 13.8%, decline in these costs within the GPT business segment and a $1.2 million decline within the CVE product offering contained in the RevE business segment. In both cases, the decline in these costs was the result of a reduction in new software license and implementation projects contracted in fiscal 2004. The decline in costs was mostly attributable to a reduction in personnel.

  Cost of Outsourcing Service ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Cost of Outsourcing Service	$1,914	$616	$—	$1,298	210.7%	$616	—%
% of outsourcing services revenue	184.4%	443.2%	—%

        The increase in the cost of outsourcing service fees was due to the creation and continuing operation of Carretek, our 51% owned business outsourcer for payment and transaction processing. In fiscal 2005 and 2004, this business only had a single customer. However, in fiscal 2005, we expanded our scope with this single customer from outsourcing one function to three functions, which resulted in increased costs in this area due to more contract personnel costs incurred with our offshore partner's parent company, Mastek Limited.

  Out-of-Pocket Expenses ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Cost of Out-of-Pocket Expenses	$3,103	$3,087	$4,335	$16	0.5%	$(1,248)	(28.8)%
% of out-of-pocket expense reimbursements	99.3%	101.6%	101.9%

        These costs represent travel, meals and other sundry expenses incurred by our employees. These costs are invoiced to the customer, without mark-up, usually on a monthly basis. The costs have remained relatively flat in fiscal 2005. The declines in these costs for fiscal 2004 was primarily the result of the decline in new consulting projects contracted for within the GPC business segment and the decline in new implementation projects contracted for within the GPT business segment. In addition, certain customer contracts contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer without contractual revisions or the customer's express written approval, which can increase the volatility of the cost of out-of-pocket expense as a percentage of out-of-pocket expense reimbursements.

Operating Costs and Expenses:

  Selling, General and Administrative Expenses ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Selling, General and Administrative Expenses	$45,527	$46,524	$49,733	$(997)	(2.1)%	$(3,209)	(6.5)%
% of total revenue	39.1%	39.1%	39.2%

        Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, insurance, including directors and officers insurance, as well as professional services, such as legal and accounting expenses, and other related costs are classified within selling, general and administrative expense. In fiscal 2005, selling, general and administrative costs further declined $1.0 million or 2.1%, as compared to fiscal 2004, and selling, general and administrative costs remained a constant 39.1% of revenue.

        The largest declines in costs in fiscal 2005 were in corporate sales and marketing, which declined $2.9 million, and reductions in premiums for our directors and officers liability insurance coverage of approximately $900,000. These declines were partially offset by a $500,000 increase in sales-related costs within the three business segments, along with an increase of approximately $800,000 in professional services primarily related to increased legal fees related to lawsuits in which we are asserting certain claims and to increased professional fees related to our ERP system upgrade. Additionally, bad debt expense was approximately $89,000 in fiscal 2005, as compared to recoveries of approximately $782,000 in fiscal 2004. Finally, relocation and recruiting expense increased approximately $240,000 in fiscal 2005, as compared to fiscal 2004.

        The fiscal 2004 selling, general and administrative costs declined $3.2 million, as compared to fiscal 2003, as we lowered our expense base to better align our cost structure with our current revenue levels. In fiscal 2004, there was a decline in general and administrative expenses of $4.6 million achieved through operating efficiencies and consolidation efforts. Some of the major declines were personnel and contract labor reductions of $2.6 million, office service and facilities reductions of $2.0 million and better accounts receivable management that reduced our bad debt charges by $724,000. These general and administrative savings were partially offset by $903,000 of professional services related to increased accounting and third party consulting fees for Sarbanes-Oxley compliance. These decreased general and administrative costs were partially offset by the expansion of our sales capacity in all three business segments and sales costs increased approximately $1.4 million. Even with the overall decreased expense levels, the selling, general and administrative expenses, as a percentage of revenue, decreased slightly in fiscal 2004, as compared to fiscal 2003, to 39.1%, from 39.2%, due to the decline in total revenue.

  Research and Development ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Research and Development Expenses	$9,617	$8,644	$7,471	$973	11.3%	$1,173	15.7%
% of total revenue	8.2%	7.3%	5.9%

        Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses. Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product's life cycle and/or substantially increase its marketability. In fiscal 2005 and 2004, research and development costs increased as a result of increased new product development particularly within our GPT business segment. In fiscal 2005 through 2003, the majority of our research and development expenses are related to the development of products needed to address the changing market environment due to the Check 21 legislation that went into effect in October 2004. These development initiatives consisted of ExchgLink, an application to send and receive check images, Express Research, an image-enabled back office application, Source Capture which enables customers to capture check images at corporate sites, bank branches and ATM's, IRD Author which generates and processes substitute checks often referred to as image replacement documents ("IRD"), and Image Inspector which ensures the quality of payment images. In addition to these Check 21 products, we have also developed a transaction monitoring fraud mitigation solution with multiple fraud detection modules. Finally, in fiscal 2005, we also developed two new Cash solutions. Matchpoint verifies cash logistic invoices with automated precision and a second product, Trackpoint, is an internet based track and trace system that streamlines the cash delivery management process.

        In accordance with SFAS No. 86, "Accounting for Costs of Software to be Sold, Leased or Otherwise Marketed," we capitalized $776,000 of software development costs in fiscal 2005 as compared to $2.6 million in fiscal 2004 and $1.0 million in fiscal 2003. Software development costs of a product are capitalized from the time technological feasibility is reached until the general release of the product. We establish technological feasibility through the process of creating a detailed program design and reviewing the detailed program design for any high risk development issues or through the creation of a working model. Capitalization only occurs if we believe costs capitalized are recoverable through future sales of the software product under development.

        Amortization of Customer Relationships:    Amortization of customer relationships was $1.4 million in each of fiscal 2005, 2004 and 2003. The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition in fiscal 2001, and this amortization will continue until May 2007.

        Restructuring and Other Charges:    We recorded various restructuring and other charges during the fiscal years ended January 31, 2006, 2005 and 2004 as follows (in thousands):

	Workforce Reductions	EPG Litigation Settlement	Legal and Professional Fees	Charges/Credits relating to CheckFlow Suite	Other	Total
Fiscal Year Ended January 31, 2004:
Quarterly period ended April 30, 2003	$545	$—	$139	$—	$—	$684
Quarterly period ended July 31, 2003	648	—	130	—	—	778
Quarterly period ended October 31, 2003	(251)	—	141	—	(119)	(229)
Quarterly period ended January 31, 2004	390	—	181	—	97	668

Total year ended January 31, 2004	$1,332	$—	$591	$—	$(22)	$1,901

Fiscal Year Ended January 31, 2005:
Quarterly period ended April 30, 2004	$308	$1,686	$521	$—	$—	$2,515
Quarterly period ended July 31, 2004	192	14	1,206	(1,215)	—	197
Quarterly period ended October 31, 2004	246	—	20	—	—	266
Quarterly period ended January 31, 2005	727	—	—	(67)	44	704

Total year ended January 31, 2005	$1,473	$1,700	$1,747	$(1,282)	$44	$3,682

Fiscal Year Ended January 31, 2006:
Quarterly period ended April 30, 2005	$127	$—	$—	$—	$(32)	$95
Quarterly period ended July 31, 2005	28	—	—	—	—	28
Quarterly period ended October 31, 2005	780	—	—	—	—	780
Quarterly period ended January 31, 2006	15	—	—	—	—	15

Total year ended January 31, 2006	$950	$—	$—	$—	$(32)	$918

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

        We recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within the Corporate and GPC business segments. During the quarterly period ended July 31, 2003, we recorded a charge of $130,000 relating to legal fees relating to the shareholder legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

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

  Fiscal Year Ended January 31, 2005

        We recorded $308,000 in restructuring and other charges during the three month period ended April 30, 2004, principally associated with the separation of 10 employees. During the three month period ended April 30, 2004, we recorded a charge of $521,000 relating to legal and professional fees relating to our legal actions described in Note 10 of our Notes to Consolidated Financial Statements.

        We expensed approximately $1.7 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.

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

  Fiscal Year Ended January 31, 2006

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

        We recorded $15,000 in restructuring and other charges during the three month period ended January 31, 2006, principally associated with the separation of 1 employee.

        The activity related to the accrued merger and restructuring charge reserve balance during the years ended January 31, 2006, 2005 and 2004 is as follows (in thousands):

	Workforce Reductions	CheckFlow Suite	Facility Closures	Other	Total
Reserve balance at January 31, 2003	$1,081	$1,145	$124	$—	$2,350
Additions to reserve balance:
Severance charges	1,753	—	—	—	1,753
Discontinuation of software product	—	—	—	97	97
Cash received from customer	—	366	—	—	366
Reductions to reserve balances:
Change in estimate	(421)	—	(119)	—	(540)
Cash paid	(1,913)	(215)	—	—	(2,128)

Reserve balance at January 31, 2004	500	1,296	5	97	1,898
Additions to reserve balance:
Severance charges	1,473	—	—	—	1,473
Cash received from customer	—	455	—	47	502
Facility closure charge for Atlanta, GA	—	—	44	—	44
Reductions to reserve balances:
Change in estimate	—	(1,282)	—	—	(1,282)
Cash paid	(1,321)	(269)	—	(41)	(1,631)

Reserve balance at January 31, 2005	$652	$200	$49	$103	$1,004
Additions to reserve balance:
Severance charges	950	—	—	—	950
Reductions to reserve balances:
Change in estimate	—	—	—	(32)	(32)
Cash paid	(1,515)	—	(49)	(24)	(1,588)

Reserve balance at January 31, 2006	$87	$200	$—	$47	$334

        We anticipate that the remaining reserve accruals at January 31, 2006 will be paid or remaining customer obligations completed within the next 6 months.

  Other Income (Expense):

  Interest Income ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY 2003	$	%	$	%
Interest Income	$716	$306	$266	$410	134.0%	$40	15.0%

        Interest income consists of interest earned on marketable securities and cash and cash equivalents. The increase in interest income in fiscal 2005, as compared to fiscal 2004, is primarily the result of higher average invested balances in fiscal 2005 and higher yields on these investments. The increase in interest income in fiscal 2004, as compared to fiscal 2003, is primarily the result of higher average cash and cash equivalent balances during fiscal 2004.

  Interest Expense ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Interest Expense	$440	$442	$1,218	$(2)	—%	$(776)	(63.7)%

        Interest expense is primarily the result of the commitment fees associated with the maintenance of our $30.0 million revolving credit agreement. Additionally, the amortization of the deferred loan costs is also included in interest expense. There have been no borrowings outstanding under this credit agreement since the quarter ended April 30, 2004.

  Other income ($ in thousands):

				2005 vs. 2004		2004 vs. 2003
	FY 2005	FY 2004	FY2003	$	%	$	%
Gain on sale of Cash Services Australia Pty. Limited	$—	$539	$—	$(539)	(100.0)%	$539	—%
Equity in earnings of Cash Services Australia Pty. Limited	—	(17)	172	17	100.0	(189)	(109.9)
Minority share of net loss of Carretek LLC	1,021	794	263	227	28.6	531	201.9
Foreign exchange (losses)/gains	(222)	(279)	185	57	20.4	(464)	(250.8)
Other	15	—	(19)	15	100.0	19	100.0

Total	$814	$1,037	$601	$(223)	(21.5)%	$436	72.5%

        In April 2004, we sold our 25% interest in Cash Services Australia Pty. Limited. The carrying value of our investment was approximately $383,000 and we received $922,000 in proceeds collected in May 2004. As a result of this transaction, we recorded a $539,000 gain.

        We own a 51% interest in Carretek LLC ("Carretek"), through which we offer financial institutions offshore-centric outsourcing of their business processes. Carretek has generated approximately $2.1 million, $1.6 million and $537,000 in losses for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Accordingly, the 49% share relating to the minority interest in these losses held by Majesco Software, Inc., or $1.0 million, $794,000 and $263,000 was recorded in other income (expense) in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

        Provision for Income Taxes:    The provision (benefit) for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. In fiscal 2005, 2004 and 2003, the majority of our tax provision consisted of foreign taxes incurred that could not be offset with U.S. tax benefits. For us to realize the benefit of our net operating loss carryforward and other deferred tax assets recorded as of January 31, 2006, we must generate substantial future taxable income. Due to our inconsistent history of generating profitable operations and taxable income, we maintain a valuation allowance to fully reserve the net deferred tax assets.

        At January 31, 2006, we had available net operating loss carryforwards of approximately $36.0 million, that begin to expire in 2023.

Selected Consolidated Quarterly Data (unaudited)

        The following table sets forth unaudited quarterly data for each of our last eight quarters ended January 31, 2006. We believe all material adjustments necessary to present fairly the results of operations of the Company have been made. Immediately following this table, we have also set forth the impact of the restatement on our consolidated balance sheet described under "—Restatement."

	Three Months Ended
	Jan. 31, 2006	Oct. 31, 2005	July 31, 2005	April 30, 2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Consulting	$8,704	$6,720	$9,502	$8,318
Software license	5,814	5,322	3,782	3,359
Software maintenance	9,732	10,822	10,576	11,312
Software implementation and other services	4,846	4,585	4,892	4,134
Outsourcing services	320	220	241	257
Out-of-pocket expense reimbursements	680	701	927	818

Total revenues	30,096	28,370	29,920	28,198

Cost of revenues:
Consulting	4,299	4,369	4,277	4,241
Software license	2,443	2,155	1,828	1,536
Software maintenance	3,210	3,588	3,436	3,975
Software implementation and other services	3,117	3,562	3,682	2,973
Outsourcing services	477	424	434	579
Out-of-pocket expenses	804	701	808	790

Total cost of revenues	14,350	14,799	14,465	14,094

Gross profit	15,746	13,571	15,455	14,104

Operating costs and expenses:
Selling, general and administrative	11,839	11,191	11,593	10,904
Research and development	2,136	2,444	2,516	2,521
Amortization of customer relationships	350	350	350	350
Restructuring and other charges(1)	15	780	28	95

Total operating costs and expenses	14,340	14,765	14,487	13,870

Income (loss) from operations	1,406	(1,194)	968	234
Other income (expense):
Interest income	221	185	166	144
Interest expense	(106)	(122)	(107)	(105)
Other income	96	283	129	306

Total other income (expense), net	211	346	188	345

Income (loss) before provision for income taxes	1,617	(848)	1,156	579
Provision for income taxes(2)	150	102	102	81

Net income (loss)	$1,467	$(950)	$1,054	$498

Basic earnings (loss) per share	$0.06	$(0.04)	$0.04	$0.02

Diluted earnings (loss) per share	$0.06	$(0.04)	$0.04	$0.02

Shares used in computing basic earnings (loss) per share	23,911	23,906	24,127	24,425

Shares used in computing diluted earnings (loss) per share	24,122	23,906	24,421	24,867

	Three Months Ended
	Jan. 31, 2005	Oct. 31, 2004	July 31, 2004	April 30, 2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Consulting	$9,692	$7,930	$10,514	$9,057
Software license	4,295	5,701	4,577	5,856
Software maintenance	10,486	11,491	10,232	11,084
Software implementation and other services	3,656	4,622	3,642	2,879
Outsourcing services	79	50	10	—
Out-of-pocket expense reimbursements	673	813	662	890

Total revenues	28,881	30,607	29,637	29,766

Cost of revenues:
Consulting	4,823	4,555	5,082	4,529
Software license	2,189	2,503	1,670	1,598
Software maintenance	3,822	3,765	3,386	3,798
Software implementation and other services	3,566	4,002	3,810	3,369
Outsourcing services	380	222	14	—
Out-of-pocket expenses	754	738	652	943

Total cost of revenues	15,534	15,785	14,614	14,237

Gross profit	13,347	14,822	15,023	15,529

Operating costs and expenses:
Selling, general and administrative(3)	11,041	11,320	11,971	12,192
Research and development	2,542	2,520	1,874	1,708
Amortization of customer relationships	350	350	350	350
Restructuring and other charges(1)	704	266	197	2,515

Total operating costs and expenses	14,637	14,456	14,392	16,765

Income (loss) from operations	(1,290)	366	631	(1,236)
Other income (expense):
Interest income	100	92	66	48
Interest expense	(107)	(106)	(121)	(108)
Other income	305	275	(27)	484

Total other income (expense), net	298	261	(82)	424

Income (loss) before provision for income taxes	(992)	627	549	(812)
Provision for income taxes(2)	104	114	350	—

Net income (loss)	$(1,096)	$513	$199	$(812)

Basic earnings (loss) per share	$(0.04)	$0.02	$0.01	$(0.03)

Diluted earnings (loss) per share	$(0.04)	$0.02	$0.01	$(0.03)

Shares used in computing basic earnings per share	24,414	24,821	24,671	24,376

Shares used in computing diluted earnings per share	24,414	25,589	25,481	24,376

(1)
See Restructuring and Other Charges within "—Results of Operations" for information concerning the Restructuring and Other Charges.

(2)
See Provision (Benefit) for Income Taxes within "—Results of Operations" for information concerning the provision (benefit) for income taxes.

(3)
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

  •
  timing of contract execution, sales cycles, customer budget cycles and revenue recognition;

  •
  timing of payments, especially maintenance payments, received from our customers;

  •
  increases in costs beyond anticipated levels, especially in the context of costs incurred under value-pricing contracts, or fluctuations in software royalty expense due to a change in future product mix;

  •
  the timing and degree of customer acceptance of new solutions;

  •
  fluctuations, delays and customer prioritization in schedules for implementation of software licensed to customers;

  •
  the timing and market acceptance of new or enhanced solutions by us or our competitors;

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

        The following summarized quarterly balance sheet information reflects the impact on our consolidated balance sheet arising as a result of the restatement of our consolidated financial statements, as described above under "—Restatement."

	Quarter Ended October 31, 2005		Quarter Ended July 31, 2005		Quarter Ended April 30, 2005
	As reported	As restated	As reported	As restated	As reported	As restated
Balance Sheet Data:
Deferred revenue	$16,960	$19,001	$20,361	$22,402	$23,981	$26,022
Total liabilities	28,746	30,787	31,221	33,262	35,554	37,595
Accumulated deficit	(53,274)	(55,315)	(52,324)	(54,365)	(53,378)	(55,419)
Total stockholders' equity	$55,783	$53,742	$56,216	$54,175	$57,691	$55,650

	Quarter Ended January 31, 2005		Quarter Ended October 31, 2004		Quarter Ended July 31, 2004		Quarter Ended April 30, 2004
	As reported	As restated	As reported	As restated	As reported	As restated	As reported	As restated
Balance Sheet Data:
Deferred revenue	$22,181	$24,222	$17,566	$19,607	$24,725	$26,766	$28,475	$30,516
Total liabilities	35,657	37,984	30,447	32,488	37,839	39,880	43,395	45,436
Accumulated deficit	(53,876)	(55,917)	(52,780)	(54,821)	(53,293)	(55,334)	(53,492)	(55,533)
Total stockholders' equity	$57,362	$55,321	$58,180	$56,139	$57,205	$55,164	$55,916	$53,875

Liquidity and Capital Resources

        Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. At January 31, 2006, we had working capital of $17.9 million compared to $10.3 million at January 31, 2005. We had $29.7 million in cash and cash equivalents at January 31, 2006, a decrease of $4.8 million from $34.5 million in cash and cash equivalents at January 31, 2005. However, we also had $4.7 million of "available for sale" marketable securities at January 31, 2006, compared to no marketable securities at January 31, 2005. At January 31, 2006 and January 31, 2005, we did not have any borrowings outstanding under our revolving line of credit. We expect that existing cash, marketable securities and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

        Cash provided by operating activities was $4.5 million in fiscal 2005 compared to $15.3 million in fiscal 2004 and $20.6 million in fiscal 2003. The decline in fiscal 2005, as compared to fiscal 2004, was primarily the result of the timing of the collection of 2006 calendar year maintenance billings as compared to the collection of the 2005 calendar year maintenance billings. A decreased percentage of these calendar 2006 maintenance renewals was collected by January 31, 2006 and therefore, the cash that was received was less in fiscal 2005 as opposed to fiscal 2004. The operating cash flows decreased in fiscal 2004 primarily as a result of the net loss of $1.2 million in fiscal 2004, as compared to the net income of $1.7 million in fiscal 2003.

        Average days' sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days' sales outstanding (DSO):

Quarter ended	DSO
January 31, 2006	37
October 31, 2005	42
July 31, 2005	49
April 30, 2005	35
January 31, 2005	35

        Cash used in investing activities during fiscal 2005 was $8.0 million, and was primarily related to the purchase of $4.7 million (net) of marketable securities and $2.5 million of property and equipment purchases including $902,000 of capitalized internal use software related to our ERP reimplementation project. Cash used in investing activities during fiscal 2004 was $5.9 million, and was primarily related to $3.3 million of routine purchases of property and equipment, mainly computer equipment and the replacement of certain developmental hardware and software within our development lab based in Charlotte, North Carolina, along with $2.6 million of capitalized software costs. Cash used in investing activities during fiscal 2003 was $3.7 million, and was primarily related to $1.2 million of routine purchases of property and equipment along with $1.0 million of capitalized software costs and a $1.5 million purchase of acquired developed software related to an anti-money laundering product.

        Financing activities used cash of $1.4 million in fiscal 2005, $3.5 million in fiscal 2004 and $15.2 million in fiscal 2003. During fiscal 2005, we purchased a total of $3.2 million of treasury stock under the program described in Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity. These treasury stock purchases were offset by $1.3 million of equity contributions by the minority shareholder of Carretek LLC and $578,000 related to the proceeds from the exercise of stock options. During fiscal 2004, we made a $6.3 million debt payment, which was offset by $1.8 million of proceeds related to stock options and $923,000 equity contributions by the minority shareholder of Carretek LLC. The cash used in financing activities in fiscal 2003 was comprised of $18.8 million of payments on our revolving credit agreement offset by $3.9 million of stock option exercise proceeds. In addition, we incurred $456,000 of deferred loan costs when the revolving credit agreement was amended in July 2003.

        We are a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006. At January 31, 2006 and January 31, 2005, the Company did not have any borrowings outstanding. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); or London Interbank Offered Rate ("LIBOR") plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay an annual commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short term investments to funded debt. Additionally, the payment of dividends and the purchase of treasury stock is precluded subject to the approval of the banks. We obtained a written waiver to this covenant in April 2005 when we announced our stock repurchase program. Also, we were granted a waiver from our noncompliance with the provisions of our revolving credit agreement arising as a result of the restatement of our financial statements, as described above under "—Restatement." Substantially all of our assets collateralize this revolving credit agreement. As of January 31, 2006, we are in compliance with the covenants of the revolving credit agreement, as amended.

        Additionally, we are currently discussing the renewal of our credit facility with our existing lenders. The terms of any renewal are not expected to be significantly different than the current terms should we renew the facility with our existing lenders. Any renewal is expected to be complete by July 31, 2006.

        At January 31, 2006, we had material commitments for our operating leases, as described in Note 8 in our Notes to Consolidated Financial Statements, including commitments of approximately $3.4 million in fiscal 2006. The following summarizes our contractual obligations at January 31, 2006 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years
Operating leases	$12,179	$3,436	$5,825	$2,918	$—

	$12,179	$3,436	$5,825	$2,918	$—

        We believe that current cash balances and marketable securities and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital and routine capital expenditures during fiscal 2006. However, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. There can be no assurance that additional financing would be available on acceptable terms, if at all. We are presently involved in a number of lawsuits. While we do not expect any significant negative outcomes, the final resolutions of the lawsuits are unknown, and could include judgments against us, or settlements that could require additional substantial payments by us. See Note 10 in our Notes to Consolidated Financial Statements. The timing of the final resolution of these matters is uncertain. We believe that a material adverse outcome or outcomes with respect to the lawsuits could have a material adverse effect on our financial results, our business or our management including but not limited to, significantly impacting our liquidity in a negative manner as well as causing covenant violations under our revolving credit agreement, possibly resulting in a default thereunder. Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and change our financing needs. Our forecast of the likely outcomes of the lawsuits to which we are a party and the period of time through which our financial resources will be adequate to support our operations are forward looking statements that involve risks and uncertainties, and actual results could vary. The failure to secure additional financing when needed could have a material adverse effect on our business, financial condition and results of operations.

        We are going to adopt SFAS No. 123(R), which requires all share-based payments to employees including grants for stock options to be recognized in the Statement of Operations based on their fair values on February 1, 2006. During the fourth quarter of fiscal 2005, we accelerated the vesting of all unvested stock options with a grant price in excess of $7.50, except those options granted to the CEO. This acceleration was performed to reduce the stock option expense in future years. This acceleration will result in approximately a $1.9 million expense savings in future years. As of January 31, 2006, the future expense related to unvested options granted to date is as follows for the indicated fiscal years ending January 31, (in thousands):

Year	Amount
2007	$976
2008	453
2009	198
2010	10

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

        In the case of non-software arrangements, we apply EITF No. 00-21 and revenues related to arrangements with multiple elements are allocated to each element based on the element's relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below. If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

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

        Royalties

        We are required to pay royalties in connection with software license, maintenance and consulting agreements entered into with certain customers under which we acquired third party software technology or other intellectual property used in products and services sold to our customers. Under these arrangements, we accrue royalty expense when the associated revenue is recognized. For current product offerings, the royalty percentages generally range from 20%-50% of the associated revenues. Royalty expense is primarily included as a component of the cost of software license revenues; however, certain amounts are also included in cost of consulting and cost of software maintenance in the accompanying consolidated statements of operations.

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

        Software Costs Capitalized, Acquired Developed Technology, Goodwill, Other Intangible Assets and Other Long-Lived Assets

        Software costs capitalized include developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We capitalize our software development costs, other than costs for internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Our policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Software development costs capitalized also include amounts paid for purchased software on products that have reached technological feasibility. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detailed program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future projected gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to six years). We continually monitor the net realizable value of the software capitalized and acquired developed technology for factors that would indicate impairment, such as a decline in the demand or loss of a significant customer. During the quarterly period ended January 31, 2006, we performed our annual formal evaluation for impairment and determined that the carrying amount of these assets was not impaired and have noted no subsequent factors that would indicate impairment.

        Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test utilizing the results of a third party appraisal. We perform an annual impairment assessment on November 1st of each year or when factors indicate that goodwill should be evaluated for possible impairment. During the quarterly period ended January 31, 2006 and 2005, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment. Goodwill at January 31, 2006 and 2005 totaled $20.8 million. Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

        Restructuring and Other Charges

        These operational restructuring reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions. Although we do not anticipate any significant changes in the future, the actual costs may differ from these estimates.

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

        Income Taxes

        We recognize deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of our recent history of inconsistent profitability, we have provided a full valuation allowance against our net deferred tax assets. In addition, we expect to provide a full valuation allowance of any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. At January 31, 2006, we held $4.7 million of auction rate securities. The interest rate for these notes will adjust to the current market interest rate at each interest reset date, which is typically on at least a monthly basis.

        We had no outstanding borrowings under our revolving credit agreement at January 31, 2006. As described in Note 5 of our Notes to Consolidated Financial Statements, the interest rate under the revolving credit agreement is variable.

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

        An insignificant portion of our accounts receivable balance at January 31, 2006 was denominated in a foreign currency. We do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars. In the future we may change this practice. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy in future periods.

        Foreign exchange losses were $222,000 and $279,000 in the years ended January 31, 2006 and 2005, respectively. Foreign exchange gains were $185,000 in the year ended January 31, 2004.

Item 8. Financial Statements and Supplementary Data.

CARREKER CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Carreker Corporation

        We have audited the accompanying consolidated balance sheets of Carreker Corporation and subsidiaries (the Company) as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carreker Corporation at January 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles.

        The consolidated financial statements, as of January 31, 2005 and 2004 and for the year ended January 31, 2004, have been restated as discussed in Note 3.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2006 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

                      /s/ ERNST & YOUNG LLP

Dallas, Texas
April 26, 2006

CARREKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 31,
	2006	2005
		(As restated) See Note 3
ASSETS
Current assets
Cash and cash equivalents	$29,684	$34,516
Marketable securities	4,700	—
Accounts receivable, net of allowance of $601 and $529 at January 31, 2006 and January 31, 2005, respectively	12,225	11,144
Prepaid expenses and other current assets	2,940	2,595

Total current assets	49,549	48,255
Property and equipment, net of accumulated depreciation of $23,050 and $20,194 at January 31, 2006 and January 31, 2005, respectively	5,947	6,604
Capitalized software costs, net of accumulated amortization of $13,686 and $12,426 at January 31, 2006 and January 31, 2005, respectively	2,761	3,245
Acquired developed technology, net of accumulated amortization of $20,393 and $15,773 at January 31, 2006 and January 31, 2005, respectively	5,307	9,927
Goodwill, net of accumulated amortization of $3,405 at January 31, 2006 and January 31, 2005	20,765	20,765
Customer relationships, net of accumulated amortization of $6,533 and $5,133 at January 31, 2006 and January 31, 2005, respectively	1,867	3,267
Deferred loan costs, net of accumulated amortization of $1,571 and $1,300 at January 31, 2006 and January 31, 2005, respectively	136	407
Other assets	793	835

Total assets	$87,125	$93,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,168	$992
Accrued compensation and benefits	6,153	7,818
Other accrued expenses	4,608	3,609
Income tax payable	220	339
Deferred revenue	19,151	24,222
Accrued merger and restructuring costs	334	1,004

Total current liabilities	31,634	37,984
Commitments and Contingencies
Stockholders' equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 25,319 and 24,852 shares issued at January 31, 2006 and January 31, 2005, respectively	254	249
Additional paid-in capital	112,316	110,992
Accumulated deficit	(53,848)	(55,917)
Less treasury stock, at cost: 641 and 1 common shares at January 31, 2006 and January 31, 2005, respectively	(3,231)	(3)

Total stockholders' equity	55,491	55,321

Total liabilities and stockholders' equity	$87,125	$93,305

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended January 31,
	2006	2005	2004
			(As restated) See Note 3
Revenues:
Consulting	$33,244	$37,193	$34,064
Software license	18,277	20,429	27,365
Software maintenance	42,442	43,293	43,081
Software implementation and other services	18,457	14,799	18,103
Outsourcing services	1,038	139	—
Out-of-pocket expense reimbursements	3,126	3,038	4,254

Total revenues	116,584	118,891	126,867
Cost of revenues:
Consulting	17,186	18,989	20,470
Software license	7,962	7,960	8,020
Software maintenance	14,209	14,771	13,420
Software implementation and other services	13,334	14,747	17,901
Outsourcing services	1,914	616	—
Out-of-pocket expenses	3,103	3,087	4,335

Total cost of revenues	57,708	60,170	64,146

Gross profit	58,876	58,721	62,721
Operating costs and expenses:
Selling, general and administrative	45,527	46,524	49,733
Research and development	9,617	8,644	7,471
Amortization of customer relationships	1,400	1,400	1,400
Restructuring and other charges	918	3,682	1,901

Total operating costs and expenses	57,462	60,250	60,505

Income (loss) from operations	1,414	(1,529)	2,216
Other income (expense):
Interest income	716	306	266
Interest expense	(440)	(442)	(1,218)
Other income	814	1,037	601

Total other income (expense), net	1,090	901	(351)

Income (loss) before provision for income taxes	2,504	(628)	1,865
Provision for income taxes	435	568	200

Net income (loss)	$2,069	$(1,196)	$1,665

Basic earnings (loss) per share	$0.09	$(0.05)	$0.07

Diluted earnings (loss) per share	$0.08	$(0.05)	$0.07

Shares used in computing basic earnings (loss) per share	24,092	24,295	23,736

Shares used in computing diluted earnings (loss) per share	24,478	24,295	24,384

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)

	Common Stock
						Treasury Stock
	Unrestricted Shares	Restricted Shares		Additional Paid-In Capital	Accumulated Deficit			Total Stockholders' Equity
			Amount			Shares	Amount
Balance at January 31, 2003	23,574	—	$236	105,263	$(56,386)	27	$(515)	$48,598
Reissuance of treasury stock as restricted stock	—	26	—	(512)	—	(26)	512	—
Cancellation of restricted stock	—	(10)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	219	2	135	—	—	—	137
Issuance of shares of common stock upon exercises of stock options	548	—	6	3,871	—	—	—	3,877
Net income (As restated—See Note 3)	—	—	—	—	1,665	—	—	1,665

Balance at January 31, 2004	24,122	235	$244	108,757	$(54,721)	1	$(3)	$54,277
Cancellation of restricted stock	—	(83)	(1)	(64)	—	—	—	(65)
Compensation expense related to issuance of restricted stock	—	273	3	491	—	—	—	494
Issuance of shares of common stock upon exercises of stock options	305	—	3	1,808	—	—	—	1,811
Net loss	—	—	—	—	(1,196)	—	—	(1,196)

Balance at January 31, 2005	24,427	425	$249	$110,992	$(55,917)	1	$(3)	$55,321
Cancellation of restricted stock	—	(65)	—	(85)	—	—	—	(85)
Compensation expense related to issuance of restricted stock	—	424	4	832	—	—	—	836
Issuance of shares of common stock upon exercises of stock options	117	—	1	577	—	—	—	578
Restricted shares withheld for payroll taxes	—	(9)	—	—	—	9	(49)	(49)
Conversion of restricted common stock to unrestricted	43	(43)	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	631	(3,179)	(3,179)
Net income	—	—	—	—	2,069	—	—	2,069

Balance at January 31, 2006	24,587	732	$254	$112,316	$(53,848)	641	$(3,231)	$55,491

See accompanying notes.

CARREKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2006	2005	2004
			(As restated) See Note 3
Operating Activities:
Net income (loss)	$2,069	$(1,196)	$1,665
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,180	3,364	3,443
Amortization of capitalized software costs	1,260	1,374	1,025
Amortization of acquired developed technology	4,620	4,620	4,286
Amortization of customer relationships	1,400	1,400	1,400
Compensation earned under employee/director stock awards	751	429	137
Minority share of loss in Carretek LLC	(1,021)	(794)	(263)
Gain on sale of Cash Services Australia Pty Limited	—	(539)	—
Change in estimate related to restructuring and other charges	(32)	(1,282)	(540)
Provision (credit) for doubtful accounts	78	(729)	(60)
Amortization of deferred loan costs	271	273	352
Loss on sale of assets	4	6	—
Changes in operating assets and liabilities:
Accounts receivable	(1,159)	11,336	1,068
Prepaid expenses and other assets	(60)	1,634	5
Accounts payable and accrued expenses	(1,641)	(1,702)	(1,062)
Income taxes payable/receivable	(119)	158	241
Deferred revenue	(5,071)	(3,050)	8,855

Net cash provided by operating activities	4,530	15,302	20,552
Investing Activities:
Purchases of property and equipment	(2,527)	(3,284)	(1,158)
Purchases of marketable securities	(6,200)	—	—
Sales of marketable securities	1,500	—	—
Software costs capitalized	(776)	(2,591)	(1,043)
Purchase of acquired developed software	—	—	(1,500)

Net cash used in investing activities	(8,003)	(5,875)	(3,701)
Financing Activities:
Payments on long-term debt	—	(6,250)	(18,750)
Payment of deferred loan costs	—	—	(456)
Proceeds from exercises of stock options	578	1,811	3,877
Purchase of treasury stock	(3,228)	—	—
Proceeds of minority shareholder equity contributions to Carretek LLC	1,291	923	97

Net cash used in financing activities	(1,359)	(3,516)	(15,232)

Net increase (decrease) in cash and cash equivalents	(4,832)	5,911	1,619
Cash and cash equivalents at beginning of year	34,516	28,605	26,986

Cash and cash equivalents at end of year	$29,684	$34,516	$28,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$153	$185	$950

Cash paid for income taxes, net	$582	$377	$259

See accompanying notes

CARREKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        For the last 28 years, Carreker Corporation ("the Company," "Carreker," "our," "we") has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers. More recently, we have introduced a business process outsourcing solution to our customers. Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients' customer income streams by aligning their customer interactions and products with customer needs. See Note 11 for a description of our business segments.

2. Summary of Significant Accounting Procedures

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        In the years ended January 31, 2006, 2005 and 2004, the consolidated financial statements also reflect the operations of Carretek LLC, which is a 51% owned subsidiary. The minority interest and minority share of net loss of Carretek LLC represent the 49% minority stockholder's investment and share of the loss of this consolidated subsidiary for the years ended January 31, 2006, 2005 and 2004. The minority interest is currently classified in other accrued expenses in the accompanying consolidated balance sheets and the minority share of net loss of Carretek LLC is recorded in other income in the accompanying consolidated statements of operations.

  Use of Estimates

        The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make significant estimates and assumptions in the areas of accounts receivable, impairment of intangibles and revenue recognition. Although we believe that the estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts and demand money market accounts with nationally recognized financial institutions, along with domestic commercial paper.

  Marketable Securities

        We classify our investments in marketable securities as "available-for-sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments

in Debt and Equity Securities" ("SFAS 115"). We currently have no investments that we intend to hold for more than one year and therefore all investments are classified as short term investments.

        Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Unrealized losses considered to be "other-than-temporary" are recognized currently in earnings. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.

        Marketable securities at January 31, 2006 consist of guaranteed student loan backed debt securities with a cost of $4.7 million which approximates fair value.

        All original maturities of debt securities classified as available for sale at January 31, 2006 were due after 10 years. All the debt securities are auction rate securities and the interest rate for these investments will adjust to current market rates at each interest reset date, which is typically on at least a monthly basis.

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

  Accounts Receivable and Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments such as short term commercial paper and marketable debt securities along with accounts receivable. The Company places temporary cash investments with major banks and limits its exposure with any one financial institution, commercial issuer, municipal issuer or government agency issuer. The Company has not experienced any material credit losses on these investments.

        A significant portion of the Company's business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables. Because the Company's accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of receivables. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company's products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk. Most of the Company's contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. Write-offs of receivables during the three years ended January 31, 2006, 2005 and 2004 were $6,000, $254,000 and $189,000, respectively.

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

        The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company capitalizes software costs incurred after the preliminary project stage is complete, the Company has committed to the project and it is probable that the software will be used to perform the function intended. Capitalized software costs are amortized on an individual basis using the estimated economic life of the product on a straight-line basis, generally three to five years. These capitalized software costs are included in "Equipment and Software". Costs incurred during preliminary project and post-implementation stages are charged to expense.

        The components of property and equipment are as follows (in thousands):

	January 31,
	2006	2005
Furniture	$5,070	$5,069
Equipment and software	22,643	20,446
Leasehold improvements	1,284	1,283

Total cost	28,997	26,798
Less accumulated depreciation and amortization	(23,050)	(20,194)

Net property and equipment	$5,947	$6,604

  Long Lived Assets

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed. This assessment involves the use of estimates related to fair market values of the Company's reporting units with which the goodwill is associated. The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company's reporting units decline significantly, which could result in decreases in the related estimate of fair market value. The Company performs its annual impairment analysis as of November 1st of each year and whenever facts and circumstances indicate impairment may exist. No indicators of impairment were evident during our review for the year ended January 31, 2006.

        The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Under the provisions of SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset.

  Deferred Loan Costs

        Deferred loan costs consist of loan closing costs associated with the Revolving Credit Agreement. These costs are being amortized to interest expense over the 36 month life of the Revolving Credit Agreement and are to be fully amortized by July 31, 2006.

  Capitalized Software Costs and Acquired Developed Technology

        The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company's policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to five years). The Company capitalized $776,000, $2.6 million and $1.0 million in the years ended January 31, 2006, 2005 and 2004, respectively. The Company developed software for sending and receiving check images, and has developed software for distributed capture of checks and check images and extending the functionality of its anti-money laundering software and other Risk solutions. The Company has also recently completed the development of a product to verify cash logistic invoices with automated precision and an internet-based track and trace system that streamlines the cash delivery management process.

        The Company recorded amortization relating to capitalized software development costs of $1.3 million, $1.4 million and $1.0 million in the years ended January 31, 2006, 2005 and 2004, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

        Acquired developed technology includes purchased technology intangible assets associated with acquisitions. These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

        Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $4.6 million, $4.6 million and $4.3 million in the years ended January 31, 2006, 2005 and 2004, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

        The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology
2007	$1,224	$4,107
2008	830	1,200
2009	331	—

        The table does not include the estimated amortization expense for $376,000 of capitalized software products that are currently being developed, and for which amortization has not commenced.

        The Company continually monitors the net realizable value of software capitalized and acquired developed technology for factors that would indicate impairment such as a decline in demand or a loss of a significant customer and determined that the carrying amount of these assets was not impaired and has subsequently noted no factors that would indicate impairment.

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

        In the case of non-software arrangements, we apply EITF No. 00-21 and revenues related to arrangements with multiple elements are allocated to each element based on the element's relative fair value. Revenue allocated to separate elements is recognized for each element in accordance with our accounting policies described below. If we cannot account for items included in a multiple-element arrangement as separate units of accounting, they are combined and accounted for as a single unit of accounting and generally recognized as the undelivered items or services are provided to the customer.

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

  Royalties

        The Company is required to pay royalties in connection with software license, maintenance, and consulting agreements entered into with certain customers under which the Company acquired third party software technology or other intellectual property used in products and services sold to its customers. Under these arrangements, the Company recognizes royalty expense when the associated revenue is recognized. For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues. Approximately $2.4 million, $2.3 million and $2.6 million of royalty expense was recorded under these agreements in the years ended January 31, 2006, 2005 and 2004, respectively. Royalty expense is primarily included as a component of the cost of software license revenues; however, certain amounts are also included in cost of consulting revenues and cost of software maintenance revenues in the accompanying consolidated statements of operations.

  Deferred Revenue

        Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

        Deferred revenue consists of the following (in thousands):

	January 31,
	2006	2005
		(As restated) See Note 3
Deferred software maintenance fees	$39,343	$35,891
Deferred software implementation and license fees	15,769	23,658

	55,112	59,549
Less amounts not yet collected	(35,961)	(35,327)

Net deferred revenue	$19,151	$24,222

  Research and Development Costs

        Research and development costs which are not subject to capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications. Sustaining maintenance activities are expensed as incurred and charged to cost of revenues—software maintenance fees.

  Other income (expense)

        Other income (expense) is comprised of the following (in thousands):

	Year Ended January 31,
	2006	2005	2004
Gain on sale of Cash Services Australia Pty. Limited.	$—	$539	$—
Equity in earnings of Cash Services Australia Pty. Limited.	—	(17)	172
Minority share of net loss of Carretek LLC	1,021	794	263
Foreign exchange (losses)/gains	(222)	(279)	185
Other	15	—	(19)

Total	$814	$1,037	$601

        In April 2004, the Company sold its 25% interest in Cash Services Australia Pty. Limited. The carrying value of this investment was approximately $383,000 and the Company received $922,000 in proceeds collected in May 2004. As a result of this transaction, the Company recorded a $539,000 gain.

        The Company owns a 51% interest in Carretek LLC ("Carretek"), which offers financial institutions offshore-centric outsourcing of their business processes. The minority interest in this loss was recorded in other income (expense) and was $1.0 million, $794,000 and $263,000 for the years ended January 31, 2006, 2005 and 2004.

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

  Earnings Per Share

        Basic earnings per share is computed, in accordance with the provisions of SFAS No. 128, "Earnings per Share," ("SFAS 128") using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options and unvested restricted stock (using the treasury stock method), if such stock options and unvested restricted stock have a dilutive effect.

  Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee and director stock options. Under APB 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. The Company continued to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method until the adoption of SFAS 123(R) on February 1, 2006 (See Note 2—Recently Issued Accounting Standards).

        The stock compensation expense recorded under the intrinsic value method is primarily the result of restricted common stock issued to employees and officers. The Company is amortizing the compensation expense on a straight line basis over the period that the restrictions on the common stock lapse. The Company recorded $751,000, $429,000 and $137,000 of compensation expense related to the restricted common stock during the years ended January 31, 2006, 2005 and 2004, respectively. As of January 31, 2006, 732,416 unvested restricted common shares remain outstanding.

        In the quarter ended January 31, 2006, the Company accelerated the vesting of all unvested stock options, except those options granted to the CEO, with a grant price in excess of $7.50. This acceleration was accomplished to reduce the stock option expense in future years. This acceleration resulted in approximately $1.9 million of expense savings in future years and is included in proforma stock compensation expense for the year ended January 31, 2006, presented in the table below.

        On March 10, 2006, the Compensation Committee of the Board of Directors of the Company (the "Committee") voted to provide for the automatic accelerated vesting of all outstanding stock options and restricted stock of the Company upon the occurrence of certain specified triggering events deemed to constitute a change of control of the Company. This provision will require the Company to accelerate unrecognized stock-based compensation expense if a change in control event occurs prior to the original vesting schedule of the stock options or restricted stock.

        Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended January 31,
	2006	2005	2004
			(As restated) See Note 3
Net income (loss), as reported	$2,069	$(1,196)	$1,665
Stock compensation expense recorded under the intrinsic value method	751	429	137
Stock compensation expense computed under the fair value method	(5,679)	(4,525)	(4,147)

Pro forma net loss	$(2,859)	$(5,292)	$(2,345)

Basic earnings (loss) per common share, as reported	$0.09	$(0.05)	$0.07

Diluted earnings (loss) per common share, as reported	$0.08	$(0.05)	$0.07

Pro forma basic loss per common share	$(0.12)	$(0.22)	$(0.10)

Pro forma diluted loss per common share	$(0.12)	$(0.22)	$(0.10)

        The Company calculated the estimated fair value of each stock option using the Black-Scholes option-pricing model and utilized the following assumptions:

	Year Ended January 31,
	2006	2005	2004
Volatility	0.858	0.780	0.953
Weighted-average expected lives	4.330	5.250	4.500
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.98%	3.96%	2.56%
Weighted-average fair value of options granted	$5.95	$6.12	$3.20

  Risks and Uncertainties

        The Company's future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, relatively fixed costs, product and service mix, lack of long-term agreements, dependence on key personnel, rapid technological change and dependence on new products, strategic alliances or acquisitions, focus on providing business process outsourcing with a significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, defects in our software and solutions, our ability to protect our information technology infrastructure, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, realization of revenue from contracted sales, potential sales, backlog and deferred revenue, pending class action lawsuit, anti-takeover provisions, and the restatement of prior period consolidated financial statements.

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

  Recently Issued Accounting Standards

        On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits companies to adopt its requirements using a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share contained in Note 2 above under the caption Stock Based Compensation. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement currently does not have an effect on the Company as all of our deferred tax benefits are fully reserved with a valuation allowance.

        In the quarter ended January 31, 2006, the Company accelerated the vesting of all unvested stock options, except those options granted to the CEO, with a grant price in excess of $7.50. This acceleration was accomplished to reduce the stock option expense in future years. This acceleration will result in approximately $1.9 million of expense savings in future years.

        As of January 31, 2006, the expense related to unvested options granted to date is as follows for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2007	$976
2008	453
2009	198
2010	10

3. Restatement of Financial Statements

        The Company has restated its consolidated financial statements for the year ended January 31, 2004, and the consolidated balance sheet at January 31, 2005, to correct an error identified in deferred revenue resulting primarily from the duplicate recording of a customer software maintenance contract in connection with an accounting system conversion that occurred in October 2002. Based on the Company's analysis, software maintenance revenue related to this contract was erroneously recognized twice during the year ended January 31, 2004. Therefore, the consolidated financial statements as of and for the fiscal year ended January 31, 2004 have been restated to reflect a $2.0 million reduction in software maintenance revenue, and the consolidated balance sheets at January 31, 2004 and 2005 have been restated to reflect a corresponding $2.0 million increase in deferred revenue and accumulated deficit.

        The Company's consolidated financial statements and related financial information have been restated as follows:

	Year Ended January 31, 2005		Year Ended January 31, 2004
	As reported	Restated	As reported	Restated
Operations Data:
Total revenues	$118,891	$118,891	$128,908	$126,867
Software maintenance revenue	43,293	43,293	45,122	43,081
Income (loss) before provision (benefit) for income taxes	(628)	(628)	3,906	1,865
Net income (loss)	(1,196)	(1,196)	3,706	1,665
Basic earnings (loss) per share	$(0.05)	$(0.05)	$0.16	$0.07
Diluted earnings (loss) per share	$(0.05)	$(0.05)	$0.15	$0.07
Balance Sheet Data:
Deferred revenue	$22,181	$24,222	$25,231	$27,272
Total liabilities	35,657	37,984	48,212	50,253
Accumulated deficit	(53,876)	(55,917)	(52,680)	(54,721)
Total stockholders equity	$57,362	$55,321	$56,318	$54,277

4. Goodwill and Intangible Assets

        Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets, which include acquired developed technology and customer relationships, are amortized over their estimated useful lives.

        Customer relationships with finite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $1.4 million during the years ended January 31, 2006, 2005 and 2004, respectively.

        The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
2007	$1,400
2008	467

        Certain accrued liabilities were recorded during the acquisition of Check Solutions Company in June 2001. During the year ended January 31, 2005, these estimates were revised and $428,000 of these accrued liabilities were reversed and recorded as a reduction of goodwill.

        During the fourth quarters of the years ended January 31, 2006 and 2005, the Company performed its annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired.

5. Revolving Credit Agreement

        The Company is a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006. The Company did not have any borrowings outstanding under the revolving credit agreement at January 31, 2006 and 2005. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company's ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay an annual commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short term investments to funded debt. Additionally, the payment of dividends and the purchase of treasury stock is precluded and subject to the approval of the banks. We obtained a written waiver to this covenant in April 2005 when we announced our stock repurchase program. Also, the Company was granted a waiver from its noncompliance with the provisions of its revolving credit agreement arising as a result of the restatement of its financial statements, as described above in Note 3. Substantially all of the Company's assets collateralize the revolving credit agreement. As of January 31, 2006, the Company is in compliance with the covenants of the revolving credit agreement as amended.

        Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs on the credit agreement, was $168,000, $169,000 and $864,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

6. Provision for Income Taxes

        The Company's provision for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2006	2005	2004
Federal:
Current	$15	$(101)	$170
Deferred	—	—	—

	15	(101)	170
State and Foreign:
Current	420	669	30
Deferred	—	—	—

	420	669	30

	$435	$568	$200

        The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision for income taxes as follows (in thousands):

	Year Ended January 31,
	2006	2005	2004
			(As restated) See Note 3
Provision (benefit) for income taxes at statutory rate	$877	$(220)	$634
Impact of state and foreign income taxes	(57)	451	20
Nondeductible expenses	106	234	245
Change in valuation allowance	(281)	229	(887)
Other, net	(210)	(126)	188

Provision for income taxes	$435	$568	$200

        On October 22, 2004, the American Jobs Creation Act of 2004 ("the Act") was signed into law, which provides for a special one-time tax deduction for certain foreign earnings that are repatriated in 2005. Based on the Company's review of the repatriation provisions of this Act and our current tax position, the repatriation provisions of the Act were not material.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2006	2005
Deferred tax assets:
Accruals not currently deductible	$1,181	$1,403
Allowance for doubtful accounts	216	191
Accrued merger and restructuring costs	110	312
Net operating loss carryforwards	12,987	12,649
Intangible assets	17,151	17,649
Other	19	—
Less valuation allowance	(30,188)	(30,469)

Total deferred tax assets	1,476	1,735

Deferred tax liabilities:
Depreciation of property and equipment	482	523
Capitalized software costs	994	1,168
Other	—	44

Total deferred tax liabilities	1,476	1,735

Net deferred tax liabilities	$—	$—

        At January 31, 2006, the Company had available to it Federal net operating loss carryforwards of approximately $36.0 million, that begin to expire in 2023. Due to the Company's inconsistent history of generating profitable operations and taxable income, the Company maintains a valuation allowance to fully reserve the net deferred tax assets.

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

        The Company has a Director Stock Option Plan ("the Director Plan") under which non-employee members of the Company's Board of Directors may be granted options to purchase shares of the Company's Common Stock. Effective July 19, 2001, options granted under the Director Plan are granted at fair market value as of the grant date, vest at the rate of 25% per calendar quarter, and expire if not exercised ten years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. Prior to July 19, 2001, options granted under the Director Plan were granted at 50% of the fair market value on the grant date, became exercisable one year from the date of the grant or in one or more installments and expired fifteen years from the date of grant or at an earlier date as determined by the Committee and specified in the applicable stock option agreement. During the years ended January 31, 2006, 2005 and 2004, options to purchase 131,310 shares, 93,135 shares and 70,968 shares, respectively, of common stock were granted to Directors. Options granted to the Company's Board of Directors in the year ended January 31, 2006 were granted from the Long Term Incentive Plan.

        Stock option transactions under all plans for the years ended January 31, 2006, 2005 and 2004, are as follows (in thousands, except per share amounts):

	2006		2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	4,151	$8.95	4,167	$8.46	4,543	$9.29
Granted	398	5.95	800	9.79	1,131	4.61
Exercised	(118)	4.85	(305)	5.96	(575)	6.74
Forfeited	(650)	10.77	(511)	8.05	(932)	8.89

Options outstanding at end of year	3,781	8.44	4,151	8.95	4,167	8.46

Options exercisable at end of year	3,004	$9.25	2,336	$9.92	1,918	$10.41

        Information related to options outstanding at January 31, 2006 is summarized below (in thousands, except per share amounts):

Range of Exercise Price	Options Outstanding at January 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at January 31, 2006	Weighted Average Exercise Price
$2.97 to $4.97	1,088	4.78	$4.62	639	$4.67
$5.06 to $8.90	1,167	5.06	7.33	857	7.78
$9.19 to $11.00	945	3.85	9.97	927	9.97
$11.05 to $25.44	581	5.28	15.32	581	15.32

	3,781	4.71	$8.44	3,004	$9.25

        As of January 31, 2006, the Company has reserved for issuance under the Long Term Incentive Plan 4,885,464 shares of common stock, of which 3,587,569 shares are subject to currently outstanding options to employees and directors, and 1,297,895 shares are reserved for future awards. As of January 31, 2006, the Company has reserved for issuance under the Director Plan 195,314 shares of Common Stock, of which 193,094 shares are subject to currently outstanding options, and 2,220 shares are reserved for future awards.

  401(k) Plan

        The Company has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code") whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which was reinstated, after a period of suspension, as of January 31, 2004. Employer matching contributions amounted to $1.2 million, $457,000 and $53,000 for the fiscal years ended January 31, 2006, 2005 and 2004, respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contributions were made during the fiscal years ended January 31, 2006, 2005, or 2004.

  Incentive Compensation Plans

        The Carreker Incentive Bonus Plan ("CIBP") awards employees bonuses based on the Company's or the applicable business unit's operating results. Substantially all employees are eligible to receive cash awards under the CIBP. Awards from this plan are paid to employees subsequent to the end of the fiscal year. The Company's Compensation Committee of the Board of Directors has the authority to determine the final amount of the bonus that is ultimately paid to the officers of the Company. In the fiscal year ended January 31, 2006, 2005 and 2004, the Company recorded expense under this plan of approximately $575,000, $1.8 million and $2.6 million, respectively.

        The Company pays discretionary bonuses to key employees based primarily on the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $857,000, $1.1 million and $958,000 for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

8. Lease Commitments

        The Company leases office facilities and certain equipment under operating leases for various periods. Leases that expire are generally expected to be renewed or replaced by other leases. The Company's corporate office lease agreement in Dallas, Texas has average minimum annual rent payments of $1.7 million and expires in 2010. Rental expense under operating leases for the fiscal years ended January 31, 2006, 2005 and 2004 was approximately $3.8 million, $4.5 million and $4.8 million, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows (in thousands):

Year ending January 31:
2007	$3,436
2008	2,950
2009	2,875
2010	2,104
2011	814

Total	$12,179

9. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended January 31,
	2006	2005	2004
			(As restated) See Note 3
Basic earnings (loss) per share:
Net income (loss)	$2,069	$(1,196)	$1,665

Weighted average shares outstanding	24,092	24,295	23,736

Basic earnings (loss) per share	$0.09	$(0.05)	$0.07

Diluted earnings (loss) per share:
Net income (loss)	$2,069	$(1,196)	$1,665

Weighted average shares outstanding	24,092	24,295	23,736
Assumed conversion of employee stock options and unvested restricted stock	386	—	648

Shares used in diluted earnings per share calculation	24,478	24,295	24,384

Diluted earnings (loss) per share	$0.08	$(0.05)	$0.07

        Options totaling 2,687,787, 4,151,168 and 2,705,293 in fiscal years ending January 31, 2006, 2005 and 2004 respectively, have been excluded from the diluted earnings per share computation, as the options were anti-dilutive.

10. Commitments and Contingencies

Shareholder Derivative Suit.

        On June 15, 2004, by mutual agreement between the parties, Smith v. Carreker Corporation, et. al, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders' derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles ("GAAP"), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff sought redress (the form of which includes, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants' misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002. The District Court has preliminarily approved a settlement of the derivative claims brought in this action. Under the proposed settlement, the Company has agreed to adopt certain corporate governance enhancements and cover plaintiffs' counsel's attorney's fees and litigation expenses up to $300,000. Neither the Company nor any of its current or former officers and directors made any admission of wrongdoing. When the settlement is approved by the Court and is made final, the derivative litigation against the Company's current and former officers and directors will be terminated. A final settlement hearing will be scheduled before the District Court for the purpose of determining whether the proposed settlement should be approved as fair, reasonable and adequate. The settlement is subject to conditions, including final court approval. At this time, there can be no assurance that those conditions will be met and that the settlement will receive final court approval.

Shareholder Class Action.

        On April 16, 2003 the United States District Court for the Northern District of Texas, Dallas Division, issued an order consolidating a number of purported class action lawsuits into a Consolidated Action styled In re Carreker Corporation Securities Litigation, Civil Action No. 303CV0250-M. On October 14, 2003 the plaintiffs filed their Consolidated Class Action Complaint. The complaint, filed on behalf of purchasers of the Company's common stock between May 20, 1998 and December 10, 2002, inclusive, alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori, Terry L. Gage and Ernst & Young, the Company's auditors), violations of Section 20(a) of the Exchange Act against the individual defendants, and violation of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori. The complaint also alleges, among other things, that defendants artificially inflated the value of Carreker stock by knowingly or recklessly misrepresenting the Company's financial results during the purported class period. On March 22, 2005 the Court dismissed the action without prejudice and allowed the plaintiffs 60 days in which to file an amended complaint. Also the Court dismissed, with prejudice, all claims by shareholders relating to periods prior to July 31, 1999.

        On May 31, 2005, the plaintiffs filed an Amended Consolidated Class Action Complaint on behalf of purchasers of the Company's common stock between July 30, 1999 and December 10, 2002, inclusive, which reiterates the allegations in the first complaint, and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori and Terry L. Gage) except Ernst & Young LLP, violations of Section 20(a) of the Exchange Act against the individual defendants, and violations of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori. The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.

        On April 21, 2006, counsel for the plaintiffs and defendants executed and submitted to the Court a stipulation of settlement whereby they have agreed to settle the class action litigation for a payment of $5,250,000. The proposed settlement is subject to final court approval. At this time, there can be no assurance that the settlement will receive final court approval.

        The proposed settlement payments in both the shareholder derivative suit and the class action are fully covered by the Company's directors and officer's insurance policies.

        The Company is periodically involved in various other legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

11. Business Segments and Revenue Concentration

        The tables below show revenues and income (loss) from operations for the periods indicated for our four reportable business segments: Revenue Enhancement, Global Payments Technologies, Global Payments Consulting and Business Process Outsourcing. Certain prior year amounts have been reclassified to conform with the current year business segment presentation. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. Included in "Corporate Unallocated" are costs related to selling and marketing, and certain unallocated corporate overhead expense such as executive management, finance, accounting, human resources, legal and certain IT and facility functions. Business segment results, which include costs for research and development as well as product royalty expense, the amortization and impairment of goodwill and intangible assets, the write-off of capitalized software costs and restructuring and other charges, were as follows (in thousands):

	Year ended January 31, 2006
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$30,870	$53	$2,321	$—	$—	$33,244
Software license	1,037	16,991	249	—	—	18,277
Software maintenance	674	40,933	835	—	—	42,442
Software implementation and other services	3,389	13,967	1,101	—	—	18,457
Outsourcing services	—	—	—	1,038	—	1,038
Out-of-pocket expense reimbursements	1,451	1,273	402	—	—	3,126

Total revenues	$37,421	$73,217	$4,908	$1,038	$—	$116,584

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$15,616	$11,830	$(217)	$(2,052)	$(21,445)	$3,732
Amortization of customer relationships	—	1,400	—	—	—	1,400
Restructuring and other charges (credits)	—	923	(25)	—	20	918

Income (loss) from operations	$15,616	$9,507	$(192)	$(2,052)	$(21,465)	$1,414

	Year ended January 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$34,015	$425	$2,753	$—	$—	$37,193
Software license	326	20,070	33	—	—	20,429
Software maintenance	992	41,445	856	—	—	43,293
Software implementation and other services	673	13,373	753	—	—	14,799
Outsourcing services	—	—	—	139	—	139
Out-of-pocket expense reimbursements	1,398	1,251	389	—	—	3,038

Total revenues	$37,404	$76,564	$4,784	$139	$—	$118,891

Income (loss) from operations before amortization of customer relationships and restructuring and other charges	$17,379	$13,909	$(1,900)	$(1,803)	$(24,032)	$3,553
Amortization of customer relationships	—	1,400	—	—	—	1,400
Restructuring and other charges (credits)	1,837	(468)	248	24	2,041	3,682

Income (loss) from operations	$15,542	$12,977	$(2,148)	$(1,827)	$(26,073)	$(1,529)

	Year ended January 31, 2004
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
	(As restated) See Note 3
Revenues
Consulting	$32,247	$222	$1,595	$—	$—	$34,064
Software license	2,608	24,667	90	—	—	27,365
Software maintenance	1,141	41,050	890	—	—	43,081
Software implementation	984	16,204	915	—	—	18,103
Out-of-pocket expense reimbursements	1,564	2,244	446	—	—	4,254
Intercompany revenue	—	(165)	165	—	—	—

Total revenues	$38,544	$84,222	$4,101	$—	$—	$126,867

Income (loss) from operations before amortization of customer relationships and merger, restructuring and other charges	$18,414	$21,204	$(3,781)	$(537)	$(29,783)	$5,517
Amortization of customer relationships	—	1,400	—	—	—	1,400
Restructuring and other charges (credits)	—	(529)	571	—	1,859	1,901

Income (loss) from operations	$18,414	$20,333	$(4,352)	$(537)	$(31,642)	$2,216

        During the three months ended July 31, 2003, the Company formed Carretek LLC (Carretek), a 51% jointly owned company to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs. During July 2004, Carretek signed its first contract to perform outsourced services with a customer.

        For the three years ended January 31, 2006, 2005 and 2004, Carretek recorded revenue of $1.0 million, $139,000 and $0, respectively, and recorded expense of $3.1 million, $1.8 million and $537,000, respectively. Accordingly, the 49% share relating to the minority interest in these losses, which was $1.0 million, $794,000 and $263,00 for the years ended January 31, 2006, 2005 and 2004, respectively, was recorded in other income in the accompanying consolidated statements of operations. The Company and its partner have funded Carretek to date in the aggregate amount of $4.5 million of equity. Carretek's operations are included in our business process outsourcing segment.

        The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company's largest customer and top five customers during the periods indicated.

	Year Ended January 31,
	2006	2005	2004
			(As restated) See Note 3
Single customer	13%	14%	9%
Top five customers	36%	31%	28%

        Wells Fargo accounted for approximately 13% of total revenues during the year ended January 31, 2006 and approximately 14% of total revenues during the year ended January 31, 2005. No single customer accounted for greater than 10% of total revenues during the year ended January 31, 2004.

        The Company markets its solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customers were as follows (in thousands):

	Year Ended January 31,
	2006		2005		2005
	Amount	Percent of total revenues	Amount	Percent of total revenues	Amount	Percent of total revenues
					(As restated) See Note 3
United States	$84,946	75%	$88,643	76%	$92,161	75%
Europe	9,197	8	11,206	10	14,949	12
Canada	6,227	6	5,395	5	6,234	5
Asia Pacific	5,806	5	4,103	3	4,508	4
South Africa	4,771	4	5,738	5	3,996	3
Other	2,511	2	768	1	765	1

Total revenues	$113,458	100%	$115,853	100%	$122,613	100%

12. Restructuring and Other Charges

        The Company recorded various restructuring and other charges (credits) during the fiscal years ended January 31, 2006, 2005 and 2004 as follows (in thousands):

	Workforce Reductions	EPG Litigation Settlement	Legal and Professional Fees	Charges/Credits relating to CheckFlow Suite	Other	Total
Fiscal Year Ended January 31, 2004:
Quarterly period ended April 30, 2003	$545	$—	$139	$—	$—	$684
Quarterly period ended July 31, 2003	648	—	130	—	—	778
Quarterly period ended October 31, 2003	(251)	—	141	—	(119)	(229)
Quarterly period ended January 31, 2004	390	—	181	—	97	668

Total year ended January 31, 2004	$1,332	$—	$591	$—	$(22)	$1,901

Fiscal Year Ended January 31, 2005:
Quarterly period ended April 30, 2004	$308	$1,686	$521	$—	$—	$2,515
Quarterly period ended July 31, 2004	192	14	1,206	(1,215)	—	197
Quarterly period ended October 31, 2004	246	—	20	—	—	266
Quarterly period ended January 31, 2005	727	—	—	(67)	44	704

Total year ended January 31, 2005	$1,473	$1,700	$1,747	$(1,282)	$44	$3,682

Fiscal Year Ended January 31, 2006:
Quarterly period ended April 30, 2005	$127	$—	$—	$—	$(32)	$95
Quarterly period ended July 31, 2005	28	—	—	—	—	28
Quarterly period ended October 31, 2005	780	—	—	—	—	780
Quarterly period ended January 31, 2006	15	—	—	—	—	15

Total year ended January 31, 2006	$950	$—	$—	$—	$(32)	$918

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

        The Company recorded $648,000 in restructuring and other charges during the three month period ended July 31, 2003, principally associated with the separation of 9 employees, within the Corporate and GPC business segments. During the quarterly period ended July 31, 2003, the Company recorded a charge of $130,000 relating to legal fees relating to the shareholder legal actions described in Note 10.

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

        The Company expensed $1.7 million for compensatory damages to EPG after the jury returned a verdict in favor of EPG on one claim and Carreker on three claims.

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

  Fiscal Year Ended January 31, 2006

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

        The Company recorded $15,000 in restructuring and other charges during the three month period ended January 31, 2006, principally associated with the separation of 1 employee.

        The activity related to the accrued merger and restructuring charge reserve balance during the years ended January 31, 2006, 2005 and 2004 is as follows (in thousands):

	Workforce Reductions	CheckFlow Suite	Facility Closures	Other	Total
Reserve balance at January 31, 2003	$1,081	$1,145	$124	$—	$2,350
Additions to reserve balance:
Severance charges	1,753	—	—	—	1,753
Discontinuation of software product	—	—	—	97	97
Cash received from customer	—	366	—	—	366
Reductions to reserve balances:
Change in estimate	(421)	—	(119)	—	(540)
Cash paid	(1,913)	(215)	—	—	(2,128)

Reserve balance at January 31, 2004	500	1,296	5	97	1,898
Additions to reserve balance:
Severance charges	1,473	—	—	—	1,473
Cash received from customer	—	455	—	47	502
Facility closure charge for Atlanta, GA	—	—	44	—	44
Reductions to reserve balances:
Change in estimate	—	(1,282)	—	—	(1,282)
Cash paid	(1,321)	(269)	—	(41)	(1,631)

Reserve balance at January 31, 2005	$652	$200	$49	$103	$1,004
Additions to reserve balance:
Severance charges	950	—	—	—	950
Reductions to reserve balances:
Change in estimate	—	—	—	(32)	(32)
Cash paid	(1,515)	—	(49)	(24)	(1,588)

Reserve balance at January 31, 2006	$87	$200	$—	$47	$334

        The Company anticipates the remaining reserve accruals at January 31, 2006 will be paid or remaining customer obligations completed within the next 6 months.

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

        Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). As of January 31, 2006, they carried out an evaluation of our disclosure controls and procedures. Based on their evaluation and the identification of the material weakness in internal control over financial reporting described below related to deferred software maintenance, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2006, our disclosure controls and procedures were ineffective.

        As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement" and in Note 3 to the Consolidated Financial Statements, we have restated our audited consolidated financial statements for the years ended January 31, 2005 and 2004. Notwithstanding the existence of the material weakness described below, we believe that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial condition as of January 31, 2006 and 2005 and our results of operations and cash flows for the years ended January 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles ("GAAP").

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, we identified control deficiencies as of January 31, 2006 in controls over deferred software maintenance reconciliations as described below.

        Controls Over Deferred Software Maintenance Reconciliations—We did not maintain effective controls over the preparation and review of our deferred software maintenance reconciliations.

Specifically, accounting personnel did not perform accurate reconciliations and did not properly identify and resolve reconciling items. As a result of this material weakness, software maintenance revenue and deferred maintenance revenue were over and understated, respectively, by $2.0 million for the year ended January 31, 2004, and accumulated deficit and deferred maintenance revenue were over and understated, respectively, by $2.0 million for the year ended January 31, 2005. We have restated our audited consolidated financial statements for the years ended January 31, 2005 and 2004 to correct these errors.

        Management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report appears below.

Remediation of Material Weakness in Internal Control Over Financial Reporting

        We have established specific processes and controls and have modified others to provide reasonable assurance that reconciliations are performed as a part of standardized procedures and reconciling items are properly identified and reported on a periodic basis. Management believes that these measures, when effectively implemented and maintained, will remediate the material weakness discussed above.

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

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Carreker Corporation did not maintain effective internal control over financial reporting as of January 31, 2006, because of the effect of a material weakness related to deferred software maintenance revenue, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carreker Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: management identified a material weakness related to ineffective controls over the preparation and review of deferred software maintenance reconciliations. Specifically, accounting personnel did not perform accurate reconciliations and did not properly identify and resolve reconciling items. As a result, software maintenance revenue and deferred maintenance revenue were over and understated, respectively, by $2.0 million for the year ended January 31, 2004, and accumulated deficit and deferred maintenance revenue were over and understated, respectively, by $2.0 million for the year ended January 31, 2005. The company restated its audited consolidated financial statements for the years ended January 31, 2005 and 2004 to correct these errors. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 financial statements, and this report does not affect our report dated April 26, 2006 on those financial statements.

        In our opinion, management's assessment that Carreker Corporation did not maintain effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Carreker Corporation has not maintained effective internal control over financial reporting as of January 31, 2006, based on the COSO control criteria.

                      /s/ ERNST & YOUNG LLP

Dallas, Texas
April 26, 2006

Item 9B. Other Information.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item is partially contained under the heading "Executive Officers of the Company" in Part I Item 1 of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2006 Annual Stockholders Meeting (the "Proxy Statement") under the heading "Election of Directors," and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our Proxy Statement under the heading "Corporate Governance" and is incorporated herein by reference.

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

  10b5-1 Trading Plans

        Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, some of our executive officers, including John D. Carreker, Jr., Chairman and Chief Executive Officer, and Blake A. Williams, Executive Vice President, each a Section 16 officer, have adopted a Rule 10b5-1 trading plan. In addition, Connie Carreker, the wife of our Chairman, together with Mr. Carreker has adopted a 10b5-1 trading plan for the Carreker Family Limited Partnership. We believe that additional directors, officers and employees may establish such programs.

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

Item 13. Certain Relationships and Related Transactions.

        To the extent that any disclosure is required, information regarding Certain Relationships and Related Transactions is hereby incorporated by reference from the section entitled "Certain Transactions and Business Relationships" in the Proxy Statement.

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
		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of January 31, 2006 and 2005
		Consolidated Statements of Operations for the years ended January 31, 2006, 2005 and 2004
		Consolidated Statements of Stockholders' Equity for the years ended January 31, 2006, 2005 and 2004
		Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004
		Notes to Consolidated Financial Statements
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
†10.12
Employment Agreement dated January 31, 1997 between the Company and John D. Carreker, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-48399))
†10.13	Employment Agreement dated October 6, 2003 between the Company and Lisa Peterson (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 11, 2003).
†10.14
Employment Agreement dated November 15, 2004 between the Company and Suzette L. Massie (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).
†10.15	Form of Restricted Stock Agreement between the Company and its Employees (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed June 8, 2005).
†10.16	Form of Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed December 7, 2005).
†10.17	Form of Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 7, 2005).
*21.1	Subsidiaries of the Company.
(a) Carreker, Ltd. (b) Carreker Holdings Australia Pty, Ltd. (c) Carreker Canada, Inc. (d) Carretek LLC (e) Carreker SAS (f) Mastek Carreker Pvt. Limited
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

†
Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. John S. Davis, Corporate Secretary, 4055 Valley View Lane, Suite 1000, Dallas, TX 75244.

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

Dated: May 2, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on May 2, 2006.

Signatures	Title

/s/ JOHN D. CARREKER, JR. John D. Carreker, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ LISA K. PETERSON Lisa K. Peterson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JAMES D. CARREKER James D. Carreker	Director
/s/ J. COLEY CLARK J. Coley Clark	Director
Webb Edwards	Director
/s/ JAMES R. ERWIN James R. Erwin	Director
/s/ DONALD L. HOUSE Donald L. House	Director
/s/ RICHARD R. LEE, JR. Richard R. Lee, Jr.	Director
/s/ DAVID K. SIAS David K. Sias	Director
/s/ GREGORY B. TOMLINSON Gregory B. Tomlinson	Director
Jeffrey D. Watkins	Director