Form 10-Q
period 2006-04-30
CARREKER CORP
filed 2006-06-08
CIK 1057709

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐         Accelerated Filer ☒         Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.01 par value — 25,425,703 shares as of May 31, 2006.

CARREKER CORPORATION

Index

PAGE
PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at April 30, 2006 and January 31, 2006

Condensed Consolidated Statements of Operations for the three months ended April 30, 2006 and 2005

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2006 and 2005

Notes to Condensed Consolidated Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CARREKER CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

ASSETS

	April 30,	January 31,
	2006	2006

Current assets
Cash and cash equivalents	$34,822	$29,684
Marketable securities	5,900	4,700
Accounts receivable, net of allowance of $571 and $601 at April 30, 2006 and January 31, 2006, respectively	9,957	12,225
Prepaid expenses and other current assets	2,491	2,940
Total current assets	53,170	49,549

Property and equipment, net of accumulated depreciation of $23,643 and $23,050 at April 30, 2006 and January 31, 2006, respectively	6,217	5,947
Capitalized software costs, net of accumulated amortization of $14,009 and $13,686 at April 30, 2006 and January 31, 2006, respectively	2,965	2,761
Acquired developed technology, net of accumulated amortization of $21,548 and $20,393 at April 30, 2006 and January 31, 2006, respectively	4,152	5,307
Goodwill, net of accumulated amortization of $3,405 at April 30, 2006 and January 31, 2006	20,765	20,765
Customer relationships, net of accumulated amortization of $6,883 and $6,533 at April 30, 2006 and January 31, 2006, respectively	1,517	1,867
Deferred loan costs, net of accumulated amortization of $1,639 and $1,571 at April 30, 2006 and January 31, 2006, respectively	68	136
Other assets	795	793
Total assets	$89,649	$87,125

Current liabilities
Accounts payable	$1,103	$1,168
Accrued compensation and benefits	5,302	6,153
Other accrued expenses	3,635	4,608
Income tax payable	110	220
Deferred revenue	23,218	19,151
Accrued merger and restructuring costs	247	334
Total current liabilities	33,615	31,634

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 25,367 and 25,319 shares issued at April 30, 2006 and January 31, 2006, respectively	254	254
Additional paid-in capital	112,938	112,316
Accumulated deficit	(53,882)	(53,848)
Less treasury stock, at cost: 648 and 641 common shares at April 30, 2006 and January 31, 2006, respectively	(3,276)	(3,231)
Total stockholders’ equity	56,034	55,491
Total liabilities and stockholders’ equity	$89,649	$87,125

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,
	2006	2005

Revenues:
Consulting	$8,558	$8,318
Software license	2,557	3,359
Software maintenance	10,752	11,312
Software implementation and other services	4,135	4,134
Outsourcing service	510	257
Out-of-pocket expense reimbursements	733	818
Total revenues	27,245	28,198

Cost of revenues:
Consulting	4,872	4,241
Software license	1,840	1,536
Software maintenance	3,172	3,975
Software implementation and other services	3,076	2,973
Outsourcing service	476	579
Out-of-pocket expenses	774	790
Total cost of revenues	14,210	14,094
Gross profit	13,035	14,104

Operating costs and expenses:
Selling, general and administrative	10,780	10,904
Research and development	2,205	2,521
Amortization of customer relationships	350	350
Restructuring and other charges	—	95
Total operating costs and expenses	13,335	13,870
Income (loss) from operations	(300)	234

Other income (expense):
Interest income	271	144
Interest expense	(105)	(105)
Other income	200	306
Total other income, net	366	345
Income before provision for income taxes	66	579
Provision for income taxes	100	81
Net income (loss)	$(34)	$498
Basic earnings (loss) per share	$0.00	$0.02
Diluted earnings (loss) per share	$0.00	$0.02
Shares used in computing basic earnings (loss) per share	23,916	24,425
Shares used in computing diluted earnings (loss) per share	23,916	24,867

See accompanying notes.

CARREKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Common Stock			Additional		Treasury Stock		Total
	Unrestricted Shares	Restricted Shares	Amount	Paid-In Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity

Balance at January 31, 2006	24,587	732	$254	$112,316	$(53,848)	641	$(3,231)	$55,491

Cancellation of restricted stock	—	(7)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	—	240	—	—	—	240
Compensation expense related to issuance of stock options	—	—	—	382	—	—	—	382
Issuance of restricted stock	—	46	—	—	—	—	—	—
Restricted shares withheld for payroll taxes	—	(7)	—	—	—	7	(45)	(45)
Conversion of restricted common stock to unrestricted	15	(15)	—	—	—	—	—	—
Net loss	—	—	—	—	(34)	—	—	(34)
Balance at April 30, 2006	24,602	749	$254	$112,938	$(53,882)	648	$(3,276)	$56,034

See accompanying notes.

CARREKER CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended April 30,
	2006	2005
Operating Activities:
Net income (loss)	$(34)	$498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	779	793
Amortization of capitalized software costs	322	266
Amortization of acquired developed technology	1,155	1,155
Amortization of customer relationships	350	350
Amortization of deferred loan costs	68	68
Stock based compensation	622	128
Minority share of loss in Carretek LLC	(133)	(318)
Non-cash charge for merger costs	—	(32)
Allowance for doubtful accounts	(48)	7
Changes in operating assets and liabilities:
Accounts receivable	2,316	401
Prepaid expenses and other assets	447	(324)
Accounts payable and accrued expenses	(1,888)	(2,692)
Income taxes payable/receivable	(110)	10
Deferred revenue	4,067	1,800
Net cash provided by operating activities	7,913	2,110

Investing Activities:
Purchases of property and equipment	(1,049)	(698)
Purchases of marketable securities	(3,500)	—
Sales of marketable securities	2,300	—
Computer software costs capitalized	(526)	(437)
Net cash used in investing activities	(2,775)	(1,135)

Financing Activities:
Proceeds from exercises of stock options	—	52
Purchase of treasury stock	—	(349)
Proceeds from minority shareholder equity contributions to Carretek LLC	—	551
Net cash provided by financing activities	—	254
Net increase in cash and cash equivalents	5,138	1,229
Cash and cash equivalents at beginning of period	29,684	34,516
Cash and cash equivalents at end of period	$34,822	$35,745

Supplemental disclosures of cash flow information:
Cash paid for interest	$38	$38
Cash paid for income taxes, net	$198	$76

See accompanying notes.

Carreker Corporation
Notes to Condensed Consolidated Unaudited Financial Statements
For the Three Months Ended April 30, 2006

1.           Description of Business

For the last 28 years, Carreker Corporation (“the Company,” “Carreker,” “our,” “we”) has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers. More recently, we have introduced a business process outsourcing solution to our customers. Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients’ customer income streams by aligning their customer interactions and products with customer needs. See Note 9 for a description of our business segments.

2.           Summary of Significant Accounting Procedures

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated unaudited financial statements also reflect the operations of Carretek LLC, which is a 51% owned subsidiary. The minority interest and minority share of net loss of Carretek LLC represent the 49% minority stockholder’s investment and share of the loss of this consolidated subsidiary. The minority interest is currently classified in other accrued expenses in the accompanying condensed consolidated unaudited balance sheet and the minority share of net loss of Carretek LLC is recorded in other income in the accompanying condensed consolidated unaudited statements of operations.

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The accompanying financial statements reflect all adjustments (consisting of normal recurring entries) which in the opinion of management are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended April 30, 2006 are not necessarily indicative of full-year results.

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

Marketable securities at April 30, 2006 consist of insured municipal bonds and guaranteed student loan backed debt securities with a cost of $5.9 million which approximates fair value.

All original maturities of debt securities classified as available for sale at April 30, 2006 were due after 10 years. All the debt securities are auction rate securities and the interest rates for these investments will adjust to current market rates at each interest reset date, which is typically on at least a monthly basis.

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

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables. Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk. Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue. During the three months ended April 30, 2006, recoveries of receivables were $18,000 and during the three months ended April 30, 2005 write-offs of receivables were $32,000.

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

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company capitalizes software costs incurred after the preliminary project stage is complete, the Company has committed to the project and it is probable that the software will be used to perform the function intended. Capitalized software costs are amortized on an individual basis using the estimated economic life of the product on a straight-line basis, generally three to five years. These capitalized software costs are included in “Equipment and Software”. Costs incurred during preliminary project and post-implementation stages are charged to expense.

The components of property and equipment are as follows (in thousands):

	April 30,	January 31,
	2006	2006

Furniture	$5,043	$5,070
Equipment and software	23,549	22,643
Leasehold improvements	1,268	1,284
Total cost	29,860	28,997

Less accumulated depreciation and amortization	(23,643)	(23,050)
Net property and equipment	$6,217	$5,947

Long Lived Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed. This assessment involves the use of estimates related to fair market values of the Company’s reporting units with which the goodwill is associated. The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company’s reporting units decline significantly, which could result in decreases in the related estimate of fair market value. The Company performs its annual impairment analysis as of November 1st of each year and whenever facts and circumstances indicate impairment may exist.

The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under the provisions of SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Deferred Loan Costs

Deferred loan costs consist of loan closing costs associated with the Revolving Credit Agreement. These costs are being amortized to interest expense over the 36 month life of the Revolving Credit Agreement and are to be fully amortized by July 31, 2006.

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to five years). The Company capitalized $526,000 and $437,000 in the three months ended April 30, 2006 and 2005, respectively. The software development efforts in both periods were related to several new Cash and Risk solutions within the Global Payments Technologies business segment.

The Company recorded amortization relating to software development costs capitalized of $322,000 and $266,000 in the three months ended April 30, 2006 and 2005, respectively. Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions. These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.2 million for the three months ended April 30, 2006 and 2005. Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology

Remainder of 2007	$902	$2,952
2008	830	1,200
2009	331	—

The table does not include the estimated amortization expense for $902,000 of capitalized software products that are currently being developed, and for which amortization has not commenced.

The Company continually monitors the net realizable value of software capitalized and acquired developed technology for factors that would indicate impairment such as a decline in demand or a loss of a significant customer. During the quarterly period ended January 31, 2006, the Company performed its annual formal evaluation for impairment and determined that the carrying amount of these assets was not impaired and has subsequently noted no factors in the three months ended April 30, 2006 that would indicate impairment.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts.”

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

Consulting. The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts usually on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues on a proportionate performance basis. The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company. The Company must first commit time and resources to develop projections associated with value-pricing contracts before a customer will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the customer will purchase the solution. Costs associated with these value-pricing contracts are expensed as incurred. These contracts typically include payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length. The Company recognizes revenues generated from consulting services in connection with value-priced contracts once customer acknowledgement is obtained that confirms fees have become fixed and determinable. In some cases, these acknowledgements contain future deliverables or services, in which case the revenue from these engagements is recognized on a proportionate performance basis based on efforts to be incurred following the customer acknowledgement. In an effort to allow customers to more closely match expected benefits from services with payments to the Company, the Company on occasion, may offer payment terms which extend beyond 12 months. When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

Royalties

The Company is required to pay royalties in connection with software license, maintenance, and consulting agreements entered into with certain customers under which the Company acquired third party software technology or other intellectual property used in products and services sold to its customers. Under these arrangements, the Company recognizes royalty expense when the associated revenue is recognized. For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues. Approximately $439,000 and $214,000 of royalty expense was recorded under these agreements in the three months ended April 30, 2006 and 2005, respectively. Royalty expense is primarily included as a component of the cost of software license revenues; however, certain amounts are also included in cost of consulting revenues and cost of software maintenance revenues in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

Deferred revenue consists of the following (in thousands):

	April 30,	January 31,
	2006	2006

Deferred software maintenance fees	$31,378	$39,343
Deferred software implementation and license fees	14,511	15,769
	45,889	55,112
Less amounts not yet collected	(22,671)	(35,961)
Net deferred revenue	$23,218	$19,151

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

Other income (expense)

Other income (expense) is comprised of the following (in thousands):

	Three Months Ended April 30,
	2006	2005

Minority share of net loss of Carretek LLC	$133	$318
Foreign exchange (losses) / gains	70	(17)
Other	(3)	5
Total	$200	$306

The Company owns a 51% interest in Carretek LLC (“Carretek”), which offers financial institutions offshore-centric outsourcing of their business processes. The minority interest in this loss was recorded in other income (expense) and was $133,000 and $318,000 for the three months ended April 30, 2006 and 2005, respectively.

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

Earnings Per Share

Basic earnings per share is computed, in accordance with the provisions of SFAS No. 128, “Earnings per Share,” (“SFAS 128”) using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options and unvested restricted stock (using the treasury stock method), if such stock options and unvested restricted stock have a dilutive effect.

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in the Company’s 2005 Annual Report on Form 10-K for the year ended January 31, 2006.

On February 1, 2006, the Company adopted, on a modified prospective basis, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair value.

Upon the adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of stock options that remained unvested as of February 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants.

Prior to the adoption of SFAS 123(R), any cash flows resulting from the tax benefit related to equity-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

Prior to the adoption of SFAS 123(R), we accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date.

The following table presents the impact of SFAS 123(R) on selected line items for our condensed consolidated financial statements for the three months ended April 30, 2006 (in thousands, except per share amounts):

	Three Months Ended April 30, 2006
	As reported following SFAS 123(R)	If reported following APB No. 25
Income (loss) from operations	$(300)	$82
Income before provision for income taxes	66	448
Net income (loss)	(34)	348
Net income per share:
Basic	0.00	0.01
Diluted	0.00	0.01
Cash flow from operating activities	7,913	7,913
Cash flow from financing activities	$—	$—

Determining Fair Value Under SFAS No. 123(R)

Valuation and Amortization Method. The Company estimates the fair value of share-based awards granted using the Black-Scholes option evaluation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.

Expected Volatility. Using the Black-Scholes option valuation model, the Company estimates the volatility of its common stock at the date of grant based on the historical volatility of our common stock.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. The Company has not paid any cash dividends on its common stock in the last ten years and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation only for those awards that are expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the three months ended April 30, 2006 are as follows:

Three Months Ended April 30,
2006
Volatility	.741
Weighted-average expected lives	4.21 years
Expected dividend yields	—
Weighted-average risk-free interest rates	4.90%
Weighted-average fair value of options granted	$3.62

Share-Based Compensation Under SFAS No. 123(R)

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123(R) for the three months ended April 30, 2006 which is recorded in the statement of operations as follows (in thousands):

	Three Months Ended April 30, 2006
	Unvested Stock Options	Unvested Restricted Common Stock	Total
Cost of revenues	$70	$86	$156
Selling, general and administrative expense	303	141	444
Research and development expense	9	13	22
Total share-based compensation	$382	$240	$622

At April 30, 2006, the Company had unvested options to purchase 666,825 shares with a weighted average grant date fair value of $3.75. Additionally, the Company had 748,820 shares of unvested restricted common stock with a weighted average fair value on the date the award was granted of $6.11.

The unrecognized compensation costs are expected to be amortized over the following indicated fiscal years ending January 31 (in thousands):

	Unvested Stock Options	Unvested Restricted Common Stock	Total
Remainder of 2007	$657	$741	$1,398
2008	498	988	1,486
2009	244	898	1,142
2010	22	617	639
2011	—	232	232
2012	—	9	9
Total	$1,421	$3,485	$4,906

Stock Option Activity

In the quarter ended January 31, 2006, the Company accelerated the vesting of all unvested stock options, except those options granted to the CEO, with a grant price in excess of $7.50. This acceleration was accomplished to reduce the stock option expense in future years. This acceleration will result in approximately $1.9 million of expense savings in future years.

On March 10, 2006, the Compensation Committee of the Board of Directors of the Company (the “Committee”) voted to provide for the automatic accelerated vesting of all outstanding stock options and restricted stock of the Company upon the occurrence of certain specified triggering events deemed to constitute a change in control of the Company. This provision will require the Company to accelerate unrecognized stock-based compensation expense if a change in control event occurs prior to the original vesting schedule of the stock options or restricted stock.

Stock option transactions during the three months ended April 30, 2006 were as follows (dollars and share data in thousands):

	April 30, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Stock options outstanding at the beginning of the period	3,781	$8.44	—	—
Granted	62	6.13	—	—
Exercised	—	—	—	—
Forfeited	(10)	7.44	—	—
Stock options outstanding at the end of the period	3,833	$8.41	4.50	$1,948

Stock options vested and exercisable at the end of the period	3,166	$9.04	4.50	$1,291

Other information pertaining to option activity during the three months ended April 30, 2006 was as follows (dollars in thousands, except per share data):

Weighted average grant-date fair value of options granted	$3.62
Total fair value of stock options vested	$637
Total intrinsic value of stock options exercised	$—

Information related to options outstanding at April 30, 2006 is summarized below (option amounts in thousands):

Range of Exercise Price	Options Outstanding at April 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable at April 30, 2006	Weighted Average Exercise Price
$2.97 to $4.97	1,085	4.54	$4.62	773	$4.72
$5.06 to $8.90	1,225	4.92	7.28	888	7.72
$9.19 to $11.00	943	3.60	9.97	925	9.97
$11.05 to $25.44	580	5.04	15.33	580	15.33
	3,833	4.50	$8.41	3,166	$9.04

As of April 30, 2006, the Company has reserved for issuance under the Plans 5,412,756 shares of common stock, of which 3,832,587 shares are subject to currently outstanding options to employees and directors, and 1,580,169 shares are reserved for future awards.

Restricted Common Stock Activity

For the stock compensation expense related to the restricted common stock issued to employees and officers, the Company is amortizing the compensation expense on a straight line basis over the period that the restrictions on the common stock lapse. The Company recorded $240,000 and $128,000 of compensation expense related to the restricted common stock during the three months ended April 30, 2006 and 2005, respectively. Restricted common stock transactions during the three months ended April 30, 2006 were as follows (number of shares in thousands):

	April 30, 2006
	Number of Shares	Weighted Average Grant Date Fair Value
Restricted common stock unvested at the beginning of the period	732	$6.14
Granted	46	6.15
Vested and released	(22)	7.22
Forfeited	(7)	6.43
Restricted common stock unvested at the end of the period	749	$6.11

Prior Period Proforma Presentations

Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123(R), net income and net income per share would have been as follows (in thousands, except per share data):

Three Months Ended
April 30, 2005
Net income, as reported	$498
Stock compensation expense recorded under the intrinsic value method	128
Pro forma stock compensation expense computed under the fair value method	(767)
Pro forma net loss	$(141)

Basic earnings per common share, as reported	$0.02
Diluted earnings per common share, as reported	$0.02
Pro forma basic loss per common share	$(0.01)
Pro forma diluted loss per common share	$(0.01)

Risks and Uncertainties

The Company’s future results of operations and financial condition could be impacted by the following factors, among others: dependence on the banking industry, decline in check volumes, fluctuations in operating results, relatively fixed costs, product and service mix, lack of long-term agreements, dependence on key personnel, rapid technological change and dependence on new products, strategic alliances or acquisitions, focus on providing business process outsourcing with a significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, defects in our software and solutions, our ability to protect our information technology infrastructure, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, realization of revenue from contracted sales, potential sales, backlog and deferred revenue, the resolution of a pending class action lawsuit, anti-takeover provisions and the restatement of prior period financial statements.

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

Customer relationships, obtained in the acquisition of Check Solutions in June 2001, with finite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 during the three months ended April 30, 2006 and 2005, respectively.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount
Remainder of 2007	$1,050
2008	467

During the fourth quarter of the year ended January 31, 2006, the Company performed its annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and subsequently have noted no factors that would indicate impairment.

4.    Revolving Credit Agreement

The Company is a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006. The Company did not have any borrowings outstanding under the revolving credit agreement at April 30, 2006. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), or LIBOR plus a margin equal to 2.75% to 3.75% depending on the Company’s ratio of funded debt to EBITDA. Interest payments are due quarterly. The Company is required to pay an annual commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short term investments to funded debt. Additionally, the payment of dividends and the purchase of treasury stock is precluded and subject to the approval of the banks. Substantially all of the Company’s assets collateralize the revolving credit agreement. As of April 30, 2006, the Company is in compliance with the covenants of the revolving credit agreement as amended.

Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs on the credit agreement, was $37,000 for the three months ended April 30, 2006 and 2005.

5.           Provision for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at April 30, 2006 because of the Company’s inconsistent history of generating profitable operations and taxable income. The tax provision was computed based on actual results by jurisdiction which resulted in a foreign tax provision of $100,000 and $81,000 for the three months ended April 30, 2006 and 2005, respectively.

6.           Benefit Plans

401(k) Plan

The Company has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code (“the Code”) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. Employer matching contributions amounted to $286,000 and $338,000 for the three months ended April 30, 2006 and 2005, respectively. The Company may make additional contributions at the discretion of the Board of Directors. No discretionary contributions were made during the three months ended April 30, 2006 and 2005.

Incentive Compensation Plans

The Carreker Incentive Bonus Plan (“CIBP”) awards employees bonuses based on the Company’s or the applicable business unit’s operating results. Substantially all employees are eligible to receive cash awards under the CIBP. Awards from this plan are paid to employees subsequent to the end of the fiscal year. The Company’s Compensation Committee of the Board of Directors has the authority to determine the final amount of the bonus that is ultimately paid to the officers of the Company. In the three months ended April 30, 2006 and 2005, the Company recorded expense under this plan of approximately $0 and $244,000, respectively.

The Company pays discretionary bonuses to key employees based primarily on the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $0 and $265,000 for the three months ended April 30, 2006 and 2005, respectively.

7.           Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2006	2005
Basic earnings (loss) per share:
Net income (loss)	$(34)	$498

Weighted average shares outstanding	23,916	24,425

Basic earnings (loss) per share	$0.00	$0.02

Diluted earnings (loss) per share:
Net income (loss)	$(34)	$498

Weighted average shares outstanding	23,916	24,425
Assumed conversion of employee stock options and unvested restricted stock	—	442
Shares used in diluted earnings per share calculation	23,916	24,867

Diluted earnings (loss) per share	$0.00	$0.02

Options for 3,832,587 shares and 2,614,595 shares for the three months ended April 30, 2006 and 2005, respectively, have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

8.           Commitments and Contingencies

Shareholder Derivative Suit.

On June 15, 2004, by mutual agreement between the parties, Smith v. Carreker Corporation, et. al, Civil Action No. 303CV1211-M was reinstated in the United States District Court for the Northern District of Texas, Dallas Division. This action was originally filed on May 29, 2003, in the United States District Court for the Northern District of Texas, Dallas Division as Civil Action no. 303CV1211-D. On January 15, 2004, the Court, acting upon the joint motion of the parties, dismissed the action without prejudice. This action was brought as a shareholders’ derivative action pursuant to Rule 23.1, Fed.R.Civ.P. for the benefit of Nominal Defendant Carreker Corporation against certain of its current and former officers and directors, i.e., John D. Carreker, Jr., James D. Carreker, Richard R. Lee, Jr., James L. Fischer, Donald L. House, David K. Sias, Terry L. Gage, James R. Erwin, Ronald G. Steinhart and Ronald Antinori, seeking to remedy their individual breaches of fiduciary duty, including their knowing violations of Generally Accepted Accounting Principles (“GAAP”), knowing violations of federal and state securities laws, acts of bad faith and other breaches of fiduciary duty. The plaintiff sought redress (the form of which includes, among others, unspecified amounts of compensatory damages, interest and costs, including legal fees) for injuries to the Company and its shareholders caused by Defendants’ misfeasance and/or malfeasance during the period from May 20, 1998 through December 10, 2002. In May 2006, the District Court approved the final settlement of the derivative claims brought in this action, pursuant to which the Company agreed to adopt certain corporate governance enhancements and cover plaintiffs’ attorney’s fees and litigation expenses up to $300,000 and the litigation was terminated. Neither the Company nor any of its current or former officers and directors made any admission of wrongdoing.

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

On April 21, 2006, counsel for the plaintiffs and defendants executed and submitted to the Court a stipulation of settlement whereby they have agreed to settle the class action litigation for a payment of $5,250,000. The proposed settlement was preliminarily approved by the District Court on May 5, 2006 but remains subject to final court approval. At this time, there can be no assurance that the settlement will receive final court approval.

The settlement payments in both the shareholder derivative suit and the class action are fully covered by the Company’s directors and officer’s insurance policies.

The Company is periodically involved in various other legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

9.           Business Segments and Revenue Concentration

The tables below show revenues and income (loss) from operations for the periods indicated for our four reportable business segments: Revenue Enhancement, Global Payments Technologies, Global Payments Consulting and Business Process Outsourcing. Certain prior year amounts have been reclassified to conform with the current year business segment presentation. Our customer projects are sold on a solution basis, so it is necessary to break them down by segment and allocate accordingly. Included in “Corporate Unallocated” are costs related to selling and marketing, and certain unallocated corporate overhead expense such as executive management, finance, accounting, human resources, legal and certain IT and facility functions. Business segment results, which include costs for research and development as well as product royalty expense, the amortization and impairment of goodwill and intangible assets, the write-off of capitalized software costs and restructuring and other charges, were as follows (in thousands):

	Three months ended April 30, 2006
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$7,517	$142	$899	$—	$—	$8,558
Software license	179	2,135	243	—	—	2,557
Software maintenance	96	10,425	231	—	—	10,752
Software implementation and other services	535	3,205	395	—	—	4,135
Outsourcing services	—	—	—	510	—	510
Out-of-pocket expense reimbursements	271	311	151	—	—	733
Total revenues	$8,598	$16,218	$1,919	$510	$—	$27,245

Income (loss) from operations	$3,393	$1,655	$453	$(291)	$(5,510)	$(300)

	Three months ended April 30, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$7,722	$50	$546	$—	$—	$8,318
Software license	301	3,058	—	—	—	3,359
Software maintenance	114	10,970	228	—	—	11,312
Software implementation and other services	475	3,550	109	—	—	4,134
Outsourcing services	—	—	—	257	—	257
Out-of-pocket expense reimbursements	387	340	91	—	—	818
Total revenues	$8,999	$17,968	$974	$257	$—	$28,198

Income (loss) from operations	$3,938	$2,073	$(300)	$(626)	$(4,851)	$234

During the three months ended July 31, 2003, the Company formed Carretek LLC (Carretek), in which it owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs. During July 2004, Carretek signed its first contract to perform outsourced services with a customer.

The 49% share relating to the minority interest in the Carretek losses, which was $133,000 and $318,000 for the three months ended April 30, 2006 and 2005, respectively, was recorded in other income in the accompanying consolidated statements of operations. The Company and its partner have funded Carretek to date in the aggregate amount of $4.5 million of equity. Carretek’s operations are included in our business process outsourcing segment.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended April 30,
	2006	2005
Single customer	21%	14%
Top five customers	47%	44%

U.S. Bank accounted for approximately 21% and Wells Fargo accounted for approximately 10% of total revenues during the three months ended April 30, 2006 and Wells Fargo accounted for approximately 14% of total revenues during the three months ended April 30, 2005.

The Company markets its solutions in several foreign countries. Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customers were as follows (in thousands):

	Three Months Ended		Three Months Ended
	April 30, 2006		April 30, 2005
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$21,507	81%	$20,043	73%
Europe	1,099	4	2,334	9
Canada	1,972	8	1,861	7
Asia Pacific	1,101	4	1,062	4
South Africa	211	1	2,010	7
Other	622	2	70	—
Total revenues	$26,512	100%	$27,380	100%

10.  Restructuring and Other Charges

There were no restructuring and other charges recorded during the three months ended April 30, 2006. However, the Company recorded $127,000 in restructuring and other charges during the three month period ended April 30, 2005, principally associated with the separation of 6 employees. The Company also lowered its estimate by $32,000 for the costs associated with the discontinuance of one of its software offerings originally recorded in January 2004.

The activity related to the accrued merger and restructuring costs during the three months ended April 30, 2006 is as follows (in thousands):

	Workforce Reductions	Check Flow Suite	Other	Total
Reserve balance at January 31, 2006	$87	$200	$47	$334
Additions to reserve balance:
Severance charges	—	—	—	—
Reductions to reserve balances:
Change in estimate	—	—	—	—
Cash paid	(87)	—	—	(87)
Reserve balance at April 30, 2006	$—	$200	$47	$247

The Company anticipates the remaining reserve accruals at April 30, 2006 will be paid or remaining customer obligations completed within the next 3 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Risk Factors” contained in our Form 10-K for the year ended January 31, 2006, as filed with the Securities and Exchange Commission (“SEC”). Such risks include, without limitation: dependence on the banking industry, decline in check volumes, fluctuations in operating results, relatively fixed costs, product and service mix, lack of long-term agreements, dependence on key personnel, rapid technological change and dependence on new products, strategic alliances or acquisitions, focus on providing business process outsourcing with a significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, defects in our software and solutions, our ability to protect our information technology infrastructure, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, realization of revenue from contracted sales, potential sales, backlog and deferred revenue, the resolution of a pending class action lawsuit, anti-takeover provisions and the restatement of prior period financial statements. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “Risk Factors” included in our SEC filings and elsewhere in this report.

Overview

Since 1978, Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers. More recently, we have introduced a business process outsourcing solution to our customers. Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients’ customer income streams by aligning their customer interactions and products with customer needs. Carreker employed a total of 491 employees at April 30, 2006.

We are organized into four business unit operating divisions: Global Payments Technologies (“GPT”), Revenue Enhancement (“RevE”), Global Payments Consulting (“GPC”) and a Business Process Outsourcing business which is delivered through a majority-owned subsidiary named Carretek LLC (“Carretek”) to address the payments outsourcing arena. These operating divisions are operated in distinct yet increasingly synergistic ways to bring value to our clients.

Global Payments Technologies. This division is responsible for design, development, sales, and support of our technology solutions. The division has three lines of business with distinct solution offerings:  Risk solutions, Payments solutions and Cash & Logistics solutions. Revenue is primarily derived from license fees, implementation fees and maintenance fees. As of April 30, 2006, GPT had 285 employees.

Revenue Enhancement. This highly specialized division provides consulting and software solutions focused on increasing clients’ revenue streams. Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, account acquisitions and profitability. A majority of the revenue generated by this division is through benefit-sharing agreements with our customers, recorded as consulting revenue along with license fees, maintenance fees and implementation fees from our CVE software offering. As of April 30, 2006, RevE had 83 employees.

Global Payments Consulting. The objective of this professional services division is to provide our clients with “applied thought leadership” related to the business of payments. Revenue in the GPC division is primarily derived through the delivery of consulting services offered primarily on a time and materials basis to our clients, along with the license fees, maintenance fees and services fees associated with our Float Pricing System software offering and Payments Clearing Model product offering. As of April 30, 2006, GPC had 23 employees.

Business Process Outsourcing. In fiscal 2003 we formed Carretek. Carretek is a transformational business outsourcer for payment and transaction processing jointly owned by Carreker Corporation and Majesco Software, Inc., the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations. As of April 30, 2006, 2 of the Company’s U.S. based employees and 131 offshore personnel of Mastek Limited were seconded to Carretek on a contract basis.

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

Operating Expenses. Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses. Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses. As of April 30, 2006, the Corporate Account Relationship Management and Marketing staff had 18 employees, and the Corporate staff which includes Executive Management, Legal, Finance and Accounting, Human Resources, Facilities and IT had 80 employees.

Liquidity and Cash Flows. Cash and cash equivalents at April 30, 2006 and January 31, 2006 totaled $34.8 million and $29.7 million, respectively. In addition, we had $5.9 million of marketable debt securities at April 30, 2006, as compared to $4.7 million at January 31, 2006. At April 30, 2006 and January 31, 2006, there were no borrowings outstanding under our revolving credit agreement.

Products and Services

The products and services of our primary operating divisions are described below in this sequence: Global Payments Technologies (“GPT”), Revenue Enhancement (“RevE”), Global Payments Consulting (“GPC”) and Business Process Outsourcing.

Global Payments Technologies. Carreker’s technology solutions help financial institutions address the needs of some critical payment services and delivery functions that impact overall operating revenues and costs and risk management. These functions include presentment of checks in paper and electronic form, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments). Global Payments Technologies (“GPT”) solutions address these and other key functions in the context of improving operational efficiency and a gradual transition from paper to electronic-based payment systems. GPT offers risk management solutions that mitigate depository account risk through profiling and advanced analytics technology. GPT risk management solutions leverage transaction monitoring and filtering capabilities for AML and OFAC compliance. Finally, we offer technology solutions that optimize the inventory management of a bank’s cash stock levels and logistical service requirements, including managing how much is needed, when it is needed and where it is needed. Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand while ensuring a high level of customer service through timely replenishment of ATM cash supplies at minimal logistical services cost.

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

ALS & CIMS Products (MVS, AIX, Windows), NeXGen Image Processor, Image Enhancement Products, Reject Repair, RECO Technology, Image POD, Image Delivery Products, Delivery Express QAS Image Inspector, NeXGen Capture, Source Capture Suite

Check Image Archive Management

Comprehensive array of check image archive management products that may be tailored to a bank’s unique requirements based on their operational environments and volumes. Carreker offers archive technology for both in-house solutions and shared outsource providers.

Check Image Archive-AIX, Check Image Archive-MVS, Check Image Archive Load

Other Check Image Applications	An array of solutions that address revenue enhancement, risk reduction, and expense reduction issues through the application of image, workflow and RECO technologies.	Image Statements, CDRom Delivery, Input/Express, Express Capture, Payee Name Verification, and Amount Encoding Verification

Solution	Description	Products Offered
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

Cash & Logistics Solutions:

ATM Solutions

Advanced ATM monitoring and management, improving ATM availability and ensuring service levels are met. These solutions include an automated ATM monitoring and dispatching system for maximizing network availability; and a real-time Internet-based system for efficient handling of ATM service requests and responses.

eiManager, ATM Logix

Cash Solutions

A product suite, now optimized through Web-based software solutions, that dramatically reduces the amount of cash banks, financial institutions and companies need to hold as cash-on-hand throughout vault, branch and ATM networks. These solutions also enable automation and standardization of the cash ordering process, including the matching and reconciliation of invoices and the optimization of transportation. Consulting solutions can drive further efficiency and automation in vault, branch and ATM operations.

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

Revenue Enhancement.   Revenue Enhancement (“RevE”) is a highly specialized division that provides consulting services focused on tactical methods of increasing banks’ fee income. The scope and depth of this practice has expanded throughout its 14 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

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

•                  Image exchange planning

•                  Strategic Sourcing evaluation

•                  Issue Recovery Services

The GPC division also contains the license, maintenance and services revenue for two product areas:

•                  Float Management software products — Float Analysis System and Float Management System — for managing a bank’s float through float analysis and pricing to improve profitability, reporting, workflow and check clearing operations. These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships.

•                  Payments Modeling product — PaymentsLink is an application that allows a bank to create an enterprise virtual profit and loss statement for the payments business as well as model business scenarios around product and service pricing and transactional volume trends.

Business Process Outsourcing. Carretek LLC is a transformational business outsourcer for payment and transaction processing jointly owned by Carreker Corporation (51%) and Majesco Software Inc. (49%), the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations. Carretek was formed in fiscal 2003.

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

Executive Summary

Comparison of Three Months Ended April 30, 2006 (“Q1 2006”) to Three Months Ended April 30, 2005 (“Q1 2005”)

Our consolidated revenues declined 3.4% to $27.2 million in the three months ended April 30, 2006. We generated a net loss of $34,000 in the three months ended April 30, 2006, compared to net income of $498,000 in the three months ended April 30, 2005. The decrease in net income was primarily the result of a decline in revenue within both our RevE and GPT business segments, offset by increased revenue within our GPC business segment and by a slight decline in operating costs and expenses. Our cash balance increased $5.1 million and our marketable securities increased $1.2 million during the three months ended April 30, 2006. This increase in cash and marketable securities is primarily the result of the collection of our calendar year maintenance renewals.

The decline in our revenue was primarily associated with our GPT business segment. Revenue within this segment declined $1.7 million, or 9.7%, for the three months ended April 30, 2006. The decline is primarily in software license revenue within the Payments group. The Payments group includes such products as Image Archive and Exception Management applications as well as Source Capture, ExchgLink and Image Replacement Document (“IRD”) solutions. The decline was primarily the result of continued technology investment delays by our customers and the intensification of competition in this particular market space. However, some traction has been gained in recent months as GPT’s initial Source Capture Branch installation was accepted by our customer in the three months ended January 31, 2006 and two smaller Source Capture installations were in progress during the three months ended April 30, 2006. Additionally, one large customer did not pay their fiscal 2006 maintenance renewal by April 30, 2006, which resulted in the deferral of approximately $374,000 of revenue from Q1 2006 to future periods. Finally, we signed an agreement with IBM on May 15, 2006 under which IBM will serve as a key channel to the larger North American financial institutions.

In absolute dollars, our cost of revenues increased $116,000 to $14.2 million for the three months ended April 30, 2006 as compared to $14.1 million for the three months ended April 30, 2005. This slight increase in costs, along with the decline in revenue discussed above, lowered our gross margin to 48.0% for the three months ended April 30, 2006 as compared to 50.0% for the three months ended April 30, 2005.

Operating expenses includes selling, general and administrative, research and development, amortization of customer relationships and restructuring and other charges. Overall, operating expenses declined $535,000 for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. Selling, general and administrative expenses have declined $124,000 for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. This reduction was primarily related to reductions in expenses in both corporate and business segment sales and marketing functions. These reductions have been partially offset by increased legal fees in lawsuits in which we are the plaintiff along with increased professional fees. Additionally, the three months ended April 30, 2006 was the first period that contains stock option expense which totaled $382,000, of which $303,000 is contained in selling, general and administrative expense.

During the three months ended April 30, 2006, we did not record any restructuring and other charges, which compares to $95,000 recorded in the three months ended April 30, 2005.

We continue to focus on increasing research and development, particularly within GPT, to enhance our existing product offerings and develop new product offerings, and incurred research and development expenses of $2.2 million in the three months ended April 30, 2006 compared with $2.5 million in the three months ended April 30, 2005. In the three months ended April 30, 2006, we continued to focus on enhancing our Payments offerings and introducing several new Cash and Risk solutions within GPT.

We anticipate revenue growth during the 2006 fiscal year due to the availability and anticipated acceptance of several new products and service offerings, which were developed during 2005, as well as new products and services expected to be introduced in 2006. Overall annual revenue growth is anticipated to be in the latter half of the year due to various factors including the timing of revenue realization in our RevE business segment as well as a lengthened decision cycle and longer timelines for implementation and customer acceptance associated with certain new products. We expect that revenue and net income (loss) for the second quarter of fiscal 2006 will be down from the corresponding quarter in fiscal 2005 but believe that we will achieve improved revenue and net income in fiscal 2006 as compared to fiscal 2005. We also believe that we are well positioned for improved profitability in fiscal 2007 as a result of anticipated revenue growth, ongoing cost containment efforts, and the decrease in scheduled amortization expense associated with certain acquisition-related intangible assets.

Results of Operations

Comparison of Three Months Ended April 30, 2006 (“Q1 2006”) to Three Months Ended April 30, 2005 (“Q1 2005”)

Revenues

Revenues by Segment ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Revenue Enhancement	$8,598	$8,999	$(401)	(4.4)%
Global Payments Technologies	16,218	17,968	(1,750)	(9.7)
Global Payments Consulting	1,919	974	945	97.0
Business Process Outsourcing	510	257	253	98.4

Total Revenues	$27,245	$28,198	$(953)	(3.4)%

Our decline in total revenues of 3.4% in Q1 2006, as compared to Q1 2005, is concentrated primarily within the GPT segment.

The decline in GPT segment revenue is primarily within its Payment Solution offerings. The market’s adoption of post-Check 21 related technology has been much slower than expected. We experienced isolated success with our ExchgLink solution while our IRD authoring software and remote Source Capture solution have experienced greater success with several major banks and the Federal Reserve. For instance, GPT gained acceptance of its initial Source Capture Branch installation in the quarter ended January 31, 2006 and has two smaller Source Capture engagements in progress as of April 30, 2006.

Our RevE segment revenues declined $401,000, or 4.4%, in Q1 2006, as compared to Q1 2005. RevE’s traditional contingent consulting revenues declined $205,000, or 2.7%, to $7.5 million in Q1 2006 as compared to $7.7 million in Q1 2005. In Q1 2006, approximately $5.2 million, or 69.0%, of RevE’s contingent consulting revenue was derived from a single engagement at U.S. Bank. The number of revenue producing engagements decreased to 9 in Q1 2006 from 13 in Q1 2005 and this also led to a decline in out-of-pocket expense reimbursements of approximately $115,000 in Q1 2006 as compared to Q1 2005. The software license and software implementation and other services revenue derived from RevE’s CVE software and proprietary sales management offering declined approximately $80,000 in Q1 2006 as compared to Q1 2005 as the number of active engagements declined from 3 to 2.

GPC revenues increased $945,000, or 97.0%, to $1.9 million in Q1 2006 as compared to $1.0 million in Q1 2005. GPC has intensified its sales focus as we completed the repositioning of this business to focus on enterprise-wide payment electronification strategies, image enablement planning and integration and risk mitigation. The revenue increase can be attributed to an increase in the average deal size for consulting engagements and an increase in the number of engagements. Additionally, our second Payments Financial Modeling application installation gained customer acceptance in Q1 2006 and yielded approximately $175,000 in software license revenue.

Our outsourcing revenue is derived through Carretek, our 51% owned business which offers outsourcing for payment and transaction processing. Carretek was formed in fiscal 2003 and signed its first customer agreement in the second quarter of fiscal 2004. In 2005, we increased staffing under our initial contract and expanded our scope with this single customer to include a second and third set of transaction processing functions which has significantly increased revenue.

Consulting ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Consulting	$8,558	$8,318	$240	2.9%

Most of our consulting revenues are derived from our RevE business segment. Consulting revenues derived from our RevE segment declined 2.7% to $7.5 million in Q1 2006, as compared to $7.7 million in Q1 2005. Of the $7.5 million of RevE consulting revenues recorded in Q1 2006, $5.2 million were derived from one customer, U.S. Bank. Within RevE, we continue to focus on maximizing the value to our existing customer base while expanding our expertise to new customers, both domestically and internationally. However, there were no revenue producing international consulting engagements in Q1 2006, as compared to $1.8 million derived from a single international engagement in Q1 2005.

Consulting revenues derived from our GPC segment increased 64.6% to $899,000 in Q1 2006 as compared to $546,000 in Q1 2005. The increase is primarily the result of an increase in the number of active engagements along with an increase in deal size.

Software License ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Software License	$2,557	$3,359	$(802)	(23.9)%

Most of our software license revenues are derived from our GPT business segment. Software license revenues from our GPT business segment decreased 30.2% to $2.1 million in Q1 2006 from $3.1 million in Q1 2005.

Within GPT, the software license decline is within the Payment Solutions suite of products, which includes products designed to address the Check 21 legislation. Check 21 permits U.S. banks to accept digital images of checks the same way they accept a paper check. We have introduced several new Payment solution products to compete in this space such as ExchgLink, our solution for exchanging images with other banks, IRD Author which generates and processes substitute checks often referred to as image replacement documents (“IRD”), Image Inspector which ensures image quality and finally, Source Capture which allows customers to capture deposits at branches, ATM’s and bank customer sites. Delayed industry adoption rates and intensified competition have dampened results relative to our expectations. Our first Source Capture Branch customer accepted our software in Q4 2005 and we have two other smaller Source Capture engagements currently in progress. We believe that industry adoption and corresponding IT spending in this area will accelerate later in 2006 and into 2007.

The GPC business segment software license revenues increased $243,000 in Q1 2006, as compared to Q1 2005, primarily due to the acceptance of its Payments Financial Modeling application at a major domestic bank. This acceptance resulted in $175,000 of software license revenue. The GPC increase in software license revenue was partially offset by software license revenue from our CVE product offering within the RevE business segment declining $122,000, or 40.4%, in Q1 2006 as compared to Q1 2005.

Software Maintenance ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Software Maintenance	$10,752	$11,312	$(560)	(5.0)%

As with software license fees, most of our maintenance fees are derived from our GPT business segment. Software maintenance fees are paid pursuant to annually renewable product and telephone support agreements with our software customers. The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract. If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is collected. When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred. Also, maintenance contracts usually carry annual maintenance fee escalation clauses typically based on an index, such as the consumer price index. Because our revenue recognition policy requires the collection of cash before revenue can begin to be recognized, our software maintenance revenue will fluctuate quarter-to-quarter. For our GPT business segment, one large customer did not pay their maintenance renewal by April 30, 2006 and this resulted in the deferral of approximately $374,000 in revenue to future periods. Typically, our software maintenance revenue fluctuates between $10.0 million and $11.0 million per quarter.

Software Implementation and Other Services ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Software Implementation and Other Services	$4,135	$4,134	$1	0.0%

In the majority of our software customer arrangements, installation services are provided to the customer. Most of our software implementation fees are derived from our GPT business segment. The software implementation and other services revenue derived from GPT declined 9.7%, or $344,000, to $3.2 million in Q1 2006 as compared to $3.5 million in Q1 2005. This decline was primarily within the Payments solutions group and is related to the decreased software license revenue discussed above. This decline in software implementation and other services revenue within GPT was completely offset by increases within GPC driven by the new Payments Financial Modeling application, and with a rise in interest rates there has been increased demand for services related to our legacy Float Analysis and Management Systems application.

Outsourcing Services ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Outsourcing Services	$510	$257	$253	98.4%

Our outsourcing service revenue is derived through Carretek, our 51% owned business which outsources payment and transaction processing. Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004. In fiscal 2005, we expanded our scope of business with this customer to include a second and third set of transaction processing functions which resulted in the increased revenue. While we continue to pursue opportunities to expand the scope of the services we provide to our existing customer, we do not expect significant growth on an absolute dollar basis until additional outsourcing customers are obtained.

Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Out-of-Pocket Expense Reimbursements	$733	$818	$(85)	(10.4)%

These reimbursements tend to fluctuate period to period and the decrease is primarily related to reduced international travel within the RevE business segment.

Cost of Revenues

Cost of Revenues by Segment ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Revenue Enhancement	$4,922	$4,471	$451	10.1%
% of revenue	57.2%	49.7%

Global Payments Technologies	$7,744	$8,143	$(399)	(4.9)%
% of revenue	47.7%	45.3%

Global Payments Consulting	$1,068	$901	$167	18.5%
% of revenue	55.7%	92.5%

Business Process Outsourcing	$476	$579	$(103)	(17.8)%
% of revenue	93.3%	225.3%

Total Cost of Revenues	$14,210	$14,094	$116	0.8%
% of revenue	52.2%	50.0%

Overall, total cost of revenues on an absolute dollar basis remained relatively flat in Q1 2006, as compared to Q1 2005, and the increase in cost of revenues as a percentage of total revenue is the result of the decline in total revenue in Q1 2006 as compared to Q1 2005 that is discussed above. RevE’s cost of revenues increased primarily within the cost of consulting, as this group begins to change its focus around its CVE product offering from software license and services to consulting. GPT’s cost of revenues declined primarily within cost of software maintenance and is the result of GPT reducing its workforce by 29 employees in the quarter ended October 31, 2005.

Cost of Consulting ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Cost of Consulting	$4,872	$4,241	$631	14.9%
% of consulting revenue	56.9%	51.0%

The cost of consulting consists primarily of personnel costs related to our consulting engagements within both our RevE and GPC business segments. In Q1 2006, RevE’s cost of consulting increased $498,000 due to a reallocation of staff to a large consulting engagement. There has not been an increase in headcount or other costs. The increase in cost of consulting within RevE, without an increase in consulting revenue, has increased the cost of consulting as a percentage of consulting revenue.

Cost of Software Licenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Cost of Software Licenses	$1,840	$1,536	$304	19.8%
% of software license revenue	72.0%	45.7%

The cost of software licenses consists principally of amortization of capitalized and acquired software costs along with royalties payable to third parties. The increase in the cost of software licenses in Q1 2006 is primarily the result of increased royalty expense due to product mix.

In connection with software license, maintenance and certain consulting agreements entered into with certain banks and purchase agreements with vendors under which we acquire software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products. Under these arrangements, we recognize royalty expense when the associated revenue is recognized. The royalty percentages generally range from 20% to 50% of the associated revenue. Approximately $346,000 and $92,000 of royalty expense was recorded under these agreements and charged to cost of software licenses in Q1 2006 and Q1 2005, respectively. Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

Cost of Software Maintenance ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Cost of Software Maintenance	$3,172	$3,975	$(803)	(20.2)%
% of software maintenance revenue	29.5%	35.1%

Cost of maintenance consists primarily of personnel and facility costs to provide telephone support, product defect support and other enhancements to our existing products which are not significant enough to extend the product’s life cycle, or substantially increase its marketability. These costs are primarily contained within our GPT business segment. The decline in costs of maintenance in absolute dollars of $803,000 or 20.2% in Q1 2006, as compared to Q1 2005, is primarily the result of reduced personnel and personnel related costs within the GPT business segment which began primarily in the last half of fiscal 2005 and was the result of the personnel reductions carried out at the beginning of the quarter ended October 31, 2005.

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

Cost of Software Implementation and Other Services ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Cost of Software Implementation and Other Services	$3,076	$2,973	$103	3.5%
% of software implementation and other services revenue	74.4%	71.9%

Cost of software implementation consists primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations primarily within our GPT business segment. The cost of software implementation and other services was relatively flat in Q1 2006 as compared to Q1 2005.

Cost of Outsourcing Service ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Cost of Outsourcing Service	$476	$579	$(103)	(17.8)%
% of outsourcing services revenue	93.3%	225.3%

The cost of outsourcing service fees relates to the operation of Carretek, our 51% owned business outsourcer for payment and transaction processing. To date, this business only had a single customer. Early in fiscal 2005, we expanded our scope with this single customer from outsourcing one function to three functions, which resulted in increased costs in this area due to more training, travel and other up front costs being incurred in Q1 2005. Costs have returned to normalized levels in Q1 2006.

Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Cost of Out-of-Pocket Expenses	$774	$790	$(16)	(2.0)%
% of out-of-pocket expense reimbursements	105.6%	96.6%

These costs represent travel, meals and other sundry expenses incurred by our employees. These costs are invoiced to the customer, without mark-up, usually on a monthly basis. The costs have remained relatively flat for Q1 2006 as compared to Q1 2005. In addition, certain customer contracts contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer without contractual revisions or the customer’s express written approval, which can increase the volatility of the cost of out-of-pocket expense as a percentage of out-of-pocket expense reimbursements.

Operating Costs and Expenses:

Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Selling, General and Administrative Expenses	$10,780	$10,904	$(124)	(1.1)%
% of total revenue	39.6%	38.7%

Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management. Additionally, the provision for doubtful accounts, insurance, including directors and officers liability insurance, as well as professional services, such as legal and accounting expenses, and other related costs are classified within selling, general and administrative expense. Although our selling, general and administrative expenses were essentially flat in absolute dollars in Q1 2006, as compared to Q1 2005, there were significant changes within the underlying expense categories:  corporate sales and marketing declined $493,000, along with a $664,000 decline in sales-related costs within our three primary business segments. These declines were partially offset by increases in general and administrative costs related to professional fees of $703,000 resulting from legal fees arising out of lawsuits in which we are the plaintiff and increased accounting and other professional fees related to the restatement of our financial statements which was announced in April 2006. See Item 4. Controls and Procedures. Additionally, in Q1 2006, we began to expense stock-based compensation and approximately $303,000 of expense was charged to selling, general and administrative expense.

Research and Development ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Research and Development Expenses	$2,205	$2,521	$(316)	(12.5)%
% of total revenue	8.1%	8.9%

Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses. Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability. In both Q1 2006 and Q1 2005, the majority of research and development costs related to new product development within our GPT Payment Solutions group.

In accordance with SFAS No. 86, “Accounting for Costs of Software to be Sold, Leased or Otherwise Marketed,” we capitalized $526,000 of software development costs in Q1 2006 as compared to $437,000 in Q1 2005. Software development costs of a product are capitalized from the time technological feasibility is reached until the general release of the product. We establish technological feasibility through the process of creating a detailed program design and reviewing the detailed program design for any high risk development issues or through the creation of a working model. Capitalization only occurs if we believe costs capitalized are recoverable through future sales of the software product under development. We currently have six projects underway in which costs were capitalized in Q1 2006. Three of these projects are within Risk solutions and three are within Cash & Logistics solutions. All six solutions are scheduled to be completed in late Q2 2006 or early Q3 2006.

Amortization of Customer Relationships:  Amortization of customer relationships was $350,000 in both Q1 2006 and Q1 2005. The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition in fiscal 2001, and this amortization will continue until May 2007.

Restructuring and Other Charges:  There were no restructuring and other charges recorded during Q1 2006. However, we recorded $127,000 in restructuring and other charges during Q1 2005, principally associated with the separation of 6 employees. We also lowered our estimate by $32,000 for the costs associated with the discontinuance of one of our software offerings originally recorded in January 2004.

The activity related to the accrued merger and restructuring costs during Q1 2006 is as follows (in thousands):

	Workforce Reductions	CheckFlow Suite	Other	Total

Reserve balance at January 31, 2006	$87	$200	$47	$334
Additions to reserve balance:
Severance charges	—	—	—	—
Reductions to reserve balances:
Change in estimate	—	—	—	—
Cash paid	(87)	—	—	(87)
Reserve balance at April 30, 2006	$—	$200	$47	$247

We anticipate the remaining reserve accruals at April 30, 2006 will be paid or remaining customer obligations completed within the next 3 months.

Other Income (Expense):

Interest Income ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Interest Income	$271	$144	$127	88.2%

Interest income consists of interest earned on marketable securities and cash and cash equivalents. The increase in interest income in Q1 2006, as compared to Q1 2005, is primarily the result of higher average invested balances in Q1 2006 and higher yields on these investments.

Interest Expense ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Interest Expense	$(105)	$(105)	$—	—%

Interest expense is primarily the result of the commitment fees associated with the maintenance of our $30.0 million revolving credit agreement. Additionally, the amortization of the deferred loan costs is also included in interest expense. There have been no borrowings outstanding under this credit agreement since the quarter ended April 30, 2004.

Other income ($ in thousands):

	Three Months Ended April 30,		Variance
	2006	2005	$	%

Minority share of net loss of Carretek LLC	$133	$318	$(185)	(58.2)%
Foreign exchange (losses) / gains	70	(17)	87	511.8%
Other	(3)	5	(8)	(160.0)%

Total	$200	$306	$(106)	(34.6)%

We own a 51% interest in Carretek LLC (“Carretek”), through which we offer financial institutions offshore-centric outsourcing of their business processes. Carretek has generated approximately $291,000 and $626,000 in losses for Q1 2006 and Q1 2005, respectively. Accordingly, the 49% share in these losses relating to the minority interest held by Majesco Software, Inc., or $133,000 and $318,000 was recorded in other income (expense) in Q1 2006 and Q1 2005, respectively.

Provision for Income Taxes:  The provision for income taxes is based on the estimated annual effective tax rate, and includes federal, state and foreign income taxes. In Q1 2006 and Q1 2005, the majority of our tax provision consisted of foreign taxes incurred that could not be offset with U.S. tax benefits. For us to realize the benefit of our net operating loss carryforward and other deferred tax assets recorded as of April 30, 2006, we must generate substantial future taxable income. Due to our inconsistent history of generating profitable operations and taxable income, we maintain a valuation allowance to fully reserve the net deferred tax assets.

Liquidity and Capital Resources

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. At April 30, 2006, we had working capital of $19.6 million compared to $17.9 million at January 31, 2006. We had $34.8 million in cash and cash equivalents at April 30, 2006, an increase of $5.1 million from $29.7 million in cash and cash equivalents at January 31, 2006. However, we also had $5.9 million of “available for sale” marketable securities at April 30, 2006, compared to $4.7 million at January 31, 2006. At April 30, 2006 and January 31, 2006, we did not have any borrowings outstanding under our revolving line of credit. We expect that existing cash, marketable securities and cash generated from operating activities will be sufficient to meet our presently anticipated requirements for the foreseeable future.

Cash provided by operating activities was $7.9 million for the three months ended April 30, 2006 compared to cash provided by operating activities of $2.1 million in the three months ended April 30, 2005. The increase was primarily the result of the timing of the collection of 2006 calendar year maintenance billings as compared to the collection of the 2005 calendar year maintenance billings.

Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements. The following table contains the quarterly days’ sales outstanding (DSO):

Quarter ended	DSO

April 30, 2006	33
January 31, 2006	37
October 31, 2005	42
July 31, 2005	49
April 30, 2005	35

Cash used in investing activities increased to $2.8 million during the three months ended April 30, 2006 as compared to $1.1 million during the three months ended April 30, 2005. Capital expenditures of $1.0 million were made in the three months ended April 30, 2006, as compared to $698,000 for the three months ended April 30, 2005 and have increased due to costs capitalized in connection with our ERP system upgrade. Purchases of marketable securities were $3.5 million and sales of marketable securities were $2.3 million for the three months ended April 30, 2006. Additionally, the amount of capitalized software increased to $526,000 in the three months ended April 30, 2006, as compared to $437,000 for the three months ended April 30, 2005, due to increased product development activity within our GPT business segment.

There were no financing activities in the three months ended April 30, 2006; however, financing activities provided cash of $254,000 in the three months ended April 30, 2005. At April 30, 2005, we purchased $349,000 of our common stock under a program to purchase up to $5.0 million during the period April 18, 2005 through October 14, 2005. These treasury stock purchases were offset by $52,000 of proceeds from the exercise of stock options and a $551,000 minority shareholder cash investment in Carretek LLC.

We are a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006. At April 30, 2006 and April 30, 2005, the Company did not have any borrowings outstanding. Borrowings under the credit agreement bear interest equal to either the greater of prime or federal funds rate plus a margin ranging from 1.25% to 2.25% depending on our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); or London Interbank Offered Rate (“LIBOR”) plus a margin equal to 2.75% to 3.75% depending on our ratio of funded debt to EBITDA. Interest payments are due quarterly. We are required to pay an annual commitment fee equal to 0.50% on the unused amount of the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, some of which have been amended, including financial covenants requiring the maintenance of specified interest coverage, ratio of EBITDA to funded debt, and ratio of 80% of accounts receivable, cash and short term investments to funded debt. Additionally, the payment of dividends and the purchase of treasury stock is precluded subject to the approval of the banks. Substantially all of our assets collateralize this revolving credit agreement. As of April 30, 2006, we are in compliance with the covenants of the revolving credit agreement, as amended.

We are currently discussing the renewal of our credit facility with our existing lenders. The terms of any renewal are not expected to be significantly different than the current terms should the facility be renewed by and with our existing lenders. Any renewal is expected to be complete by July 31, 2006.

The following summarizes our contractual obligations at April 30, 2006 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years

Operating leases	$11,273	$3,300	$5,581	$2,392	$—
	$11,273	$3,300	$5,581	$2,392	$—

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

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we use certain estimates and assumptions that affect the reported amounts and related disclosures and our estimates may vary from actual results. We consider the following seven accounting policies the most important to the portrayal of our financial condition and those that require the most subjective judgment. Although we believe that our estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In the case of software arrangements that require significant production, modification, or customization of software, or the license agreement requires the Company to provide implementation services that are determined to be essential to other elements of the arrangement, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts.”

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

Consulting.   The Company employs three primary pricing methods in connection with its delivery of consulting services. First, the Company may price its delivery of consulting services on the basis of time and materials, in which case the customer is charged agreed-upon daily rates for services performed and out-of-pocket expenses. In this case, the Company is generally paid fees and related amounts usually on a monthly basis, and the Company recognizes revenues as the services are performed. Second, the Company may deliver consulting services on a fixed-price basis. In this case, the Company is paid on a monthly basis or pursuant to an agreed upon payment schedule, and the Company recognizes revenues on a proportionate performance basis. The Company believes that this method is appropriate because of its ability to determine performance milestones and determine dependable estimates of its costs applicable to each phase of a contract. Because financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, costs are subject to revisions as the contract progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Third, the Company may deliver consulting services pursuant to a value-priced contract with the customer. In this case, the Company is paid, on an agreed upon basis with the customer, either a specified percentage of (1) the projected increased revenues and/or decreased costs that are expected to be derived by the customer generally over a period of up to twelve months following implementation of its solution or (2) the actual increased revenues and/or decreased costs experienced by the customer generally over a period of up to twelve months following implementation of its solution, subject in either case to a maximum, if any is agreed to, on the total amount of payments to be made to the Company. The Company must first commit time and resources to develop projections associated with value-pricing contracts before a customer will commit to purchase its solutions, and the Company therefore assumes the risk of making these commitments with no assurance that the customer will purchase the solution. Costs associated with these value-pricing contracts are expensed as incurred. These contracts typically include payments to be made to the Company pursuant to an agreed upon schedule ranging from one to twelve months in length. The Company recognizes revenues generated from consulting services in connection with value-priced contracts once customer acknowledgement is obtained that confirms fees have become fixed and determinable. In some cases, these acknowledgements contain future deliverables or services, in which case the revenue from these engagements is recognized on a proportionate performance basis based on the efforts to be incurred following the customer acknowledgement. In an effort to allow customers to more closely match expected benefits from services with payments to the Company, the Company on occasion, may offer payment terms which extend beyond 12 months. When the Company enters into an agreement which has a significant component of the total amount payable under the agreement due beyond 12 months or if it is determined payments are not fixed and determinable at the date the agreement was entered into, revenue under the arrangement will be recognized as payments become due and payable. When fees are to be paid based on a percentage of actual revenues and/or savings to customers, the Company recognizes revenues only upon completion of all services and as the amounts of actual revenues or savings are confirmed by the customer with a fixed payment date.

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

Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test utilizing the results of a third party appraisal. We perform an annual impairment assessment on November 1st of each year or when factors indicate that goodwill should be evaluated for possible impairment. During the quarterly period ended January 31, 2006, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment. Goodwill at April 30, 2006 totaled $20.8 million. Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

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

None.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest our cash in a variety of financial instruments. The vast majority of these investments are denominated in U.S. dollars and maintained with nationally recognized financial institutions.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. At April 30, 2006, we held $5.9 million of auction rate securities. The interest rate for these notes will adjust to the current market interest rate at each interest reset date, which is typically on at least a monthly basis.

We had no outstanding borrowings under our revolving credit agreement at April 30, 2006. As described in Note 4 of our Notes to Condensed Consolidated Unaudited Financial Statements, the interest rate under the revolving credit agreement is variable.

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

An insignificant portion of our accounts receivable balance at April 30, 2006 was denominated in a foreign currency. We do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars. In the future we may change this practice. We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy in future periods.

Foreign exchange gains were $70,000 for the three months ended April 30, 2006 and foreign exchange losses were $17,000 in the three months ended April 30, 2005.

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

As previously reported in our Annual Report on Form 10-K for the year ended January 31, 2006, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures as of January 31, 2006. Based on their evaluation, a material weakness in our internal control over financial reporting was identified, and the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2006, our disclosure controls and procedures were ineffective.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In connection with the evaluation described above, it was determined that as of January 31, 2006 we did not maintain effective controls over the preparation and review of our deferred software maintenance reconciliations. As a result of this material weakness, software maintenance revenue and deferred maintenance revenue were over and understated, respectively, by $2.0 million for the year ended January 31, 2004, and accumulated deficit and deferred maintenance revenue were over and understated, respectively, by $2.0 million for the year ended January 31, 2005. We restated our audited consolidated financial statements for the years ended January 31, 2005 and 2004 to correct these errors, which financial statements were included in our Annual Report on Form 10-K for the year ended January 31, 2006.

Following identification of the material weakness described above, we took certain remediation steps more fully described below, and management believes that the implementation of these steps has remediated the identified material weakness.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has again evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). As of April 30, 2006, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

As described above, as of January 31, 2006 our management identified a material weakness in our internal control over financial reporting. In response to this material weakness, we established specific processes and controls and modified others to provide reasonable assurance that reconciliations are performed as a part of standardized procedures and reconciling items are properly identified and reported on a periodic basis. As a result of the implementation of these measures, management believes as of April 30, 2006 that this material weakness has been remediated. Except for the referenced remediation steps, there have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

The information with respect to certain legal proceedings set forth under “Contingencies” in Note 8 of the Notes to Condensed Consolidated Unaudited Financial Statements, is hereby incorporated by reference. Reference is also made to the information contained in Part I, Item 3. Legal Proceedings in our Form 10-K for the period ended January 31, 2006.

Shareholder Derivative Suit.

In May 2006, the District Court approved the final settlement of the pending shareholder derivative suit, and the litigation was terminated.

Shareholder Class Action.

The proposed settlement was preliminarily approved by the District Court on May 5, 2006, but remains subject to final court approval.

ITEM 1A.           RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2006 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These risks and uncertainties may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                    OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description
10.1

Board Representation Agreement dated March 24, 2006 between the Company, Prescott Group Capital Management, L.L.C., Phil Frohlich and Jeffrey D. Watkins (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 27, 2006)

10.2	Employment Agreement dated April 19, 2006 between the Company and Blake A. Williams

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date: June 8, 2006
John D. Carreker, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date: June 8, 2006
Lisa K. Peterson
Chief Financial Officer