Form 10-Q
period 2006-07-31
CARREKER CORP
filed 2006-09-08
CIK 1057709

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended July 31, 2006.

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

Common Stock, $.01 par value — 25,592,690 shares as of August 31, 2006.

CARREKER CORPORATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

ASSETS

	July 31,	January 31,
	2006	2006

Current assets
Cash and cash equivalents	$27,614	$29,684
Marketable securities	5,900	4,700
Accounts receivable, net of allowance of $610 and $601 at July 31, 2006 and January 31, 2006, respectively	17,266	12,225
Prepaid expenses and other current assets	2,343	2,940
Total current assets	53,123	49,549

Property and equipment, net of accumulated depreciation of $24,265 and $23,050 at July 31, 2006 and January 31, 2006, respectively	6,593	5,947
Capitalized software costs, net of accumulated amortization of $14,333 and $13,686 at July 31, 2006 and January 31, 2006, respectively	3,359	2,761
Acquired developed technology, net of accumulated amortization of $22,617 and $20,393 at July 31, 2006 and January 31, 2006, respectively	3,083	5,307
Goodwill, net of accumulated amortization of $3,405 at July 31, 2006 and January 31, 2006	20,765	20,765
Customer relationships, net of accumulated amortization of $7,233 and $6,533 at July 31, 2006 and January 31, 2006, respectively	1,167	1,867
Deferred loan costs, net of accumulated amortization of $1,571 at January 31, 2006	—	136
Other assets	797	793
Total assets	$88,887	$87,125

Current liabilities
Accounts payable	$1,086	$1,168
Accrued compensation and benefits	6,190	6,153
Other accrued expenses	4,114	4,608
Income tax payable	77	220
Deferred revenue	19,366	19,151
Accrued merger and restructuring costs	247	334
Total current liabilities	31,080	31,634

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value: 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 100,000 shares authorized; 25,589 and 25,329 shares issued at July 31, 2006 and January 31, 2006, respectively	256	254
Additional paid-in capital	113,847	112,316
Accumulated deficit	(52,921)	(53,848)
Less treasury stock, at cost: 663 and 641 common shares at July 31, 2006 and January 31, 2006, respectively	(3,375)	(3,231)
Total stockholders’ equity	57,807	55,491
Total liabilities and stockholders’ equity	$88,887	$87,125

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Revenues:
Consulting	$6,839	$9,502	$15,397	$17,820
Software license	5,493	3,782	8,050	7,141
Software maintenance	10,899	10,576	21,651	21,888
Software implementation and other services	4,249	4,892	8,384	9,026
Outsourcing services	530	241	1,040	498
Out-of-pocket expense reimbursements	793	927	1,526	1,745
Total revenues	28,803	29,920	56,048	58,118

Cost of revenues:
Consulting	4,798	4,277	9,670	8,518
Software license	1,885	1,828	3,725	3,364
Software maintenance	3,189	3,436	6,361	7,411
Software implementation and other services	2,938	3,682	6,014	6,655
Outsourcing services	514	434	990	1,013
Out-of-pocket expenses	774	808	1,548	1,598
Total cost of revenues	14,098	14,465	28,308	28,559
Gross profit	14,705	15,455	27,740	29,559

Operating costs and expenses:
Selling, general and administrative	11,423	11,593	22,203	22,497
Research and development	2,453	2,516	4,658	5,037
Amortization of customer relationships	350	350	700	700
Restructuring and other charges	—	28	—	123
Total operating costs and expenses	14,226	14,487	27,561	28,357
Income from operations	479	968	179	1,202

Other income (expense):
Interest income	407	166	678	310
Interest expense	(106)	(107)	(211)	(212)
Other income	315	129	515	435
Total other income, net	616	188	982	533
Income before provision for income taxes	1,095	1,156	1,161	1,735
Provision for income taxes	134	102	234	183
Net income	$961	$1,054	$927	$1,552
Basic earnings per share	$0.04	$0.04	$0.04	$0.06
Diluted earnings per share	$0.04	$0.04	$0.04	$0.06
Shares used in computing basic earnings per share	24,041	24,127	23,986	24,326
Shares used in computing diluted earnings per share	24,461	24,421	24,407	24,703

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements Of Stockholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

	Common Stock			Additional		Treasury Stock		Total
	Unrestricted	Restricted		Paid-In	Accumulated			Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at January 31, 2006	24,596	732	$254	$112,316	$(53,848)	641	$(3,231)	$55,491

Cancellation of restricted stock	—	(7)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	—	240	—	—	—	240
Compensation expense related to issuance of stock options	—	—	—	382	—	—	—	382
Issuance of restricted stock	—	46	—	—	—	—	—	—
Restricted shares withheld for payroll taxes	—	—	—	—	—	7	(45)	(45)
Conversion of restricted common stock to unrestricted	22	(22)	—	—	—	—	—	—
Net loss	—	—	—	—	(34)	—	—	(34)
Balance at April 30, 2006	24,618	749	254	112,938	(53,882)	648	(3,276)	56,034

Cancellation of restricted stock	—	(5)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	1	286	—	—	—	287
Compensation expense related to issuance of stock options	—	—	—	340	—	—	—	340
Issuance of restricted stock	—	164	—	—	—	—	—	—
Restricted shares withheld for payroll taxes	—	—	—	—	—	15	(99)	(99)
Conversion of restricted common stock to unrestricted	124	(124)	—	—	—	—	—	—
Issuance of shares of common stock upon exercises of stock options	63	—	1	283	—	—	—	284
Net income	—	—	—	—	961	—	—	961
Balance at July 31, 2006	24,805	784	$256	$113,847	$(52,921)	663	$(3,375)	$57,807

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Operating Activities:
Net income	$961	$1,054	$927	$1,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	707	805	1,486	1,598
Amortization of capitalized software costs	324	201	646	467
Amortization of acquired developed technology	1,069	1,155	2,224	2,310
Amortization of customer relationships	350	350	700	700
Amortization of deferred loan costs	68	68	136	135
Stock based compensation	627	130	1,249	258
Minority share of loss in Carretek LLC	(194)	(213)	(327)	(531)
Non-cash charge for merger costs	—	—	—	(32)
Allowance for doubtful accounts	76	(48)	28	(41)
Changes in operating assets and liabilities:
Accounts receivable	(7,385)	(5,606)	(5,069)	(5,205)
Prepaid expenses and other assets	200	363	647	(289)
Accounts payable and accrued expenses	1,244	(242)	(644)	(2,606)
Income taxes payable	(33)	(275)	(143)	(264)
Deferred revenue	(3,852)	(3,620)	215	(1,820)
Net cash provided by (used in) operating activities	(5,838)	(5,878)	2,075	(3,768)

Investing Activities:
Purchases of property and equipment	(1,136)	(588)	(2,185)	(1,286)
Purchases of marketable securities	—	(4,600)	(3,500)	(4,600)
Sales of marketable securities	—	—	2,300	—
Software development costs capitalized	(718)	(271)	(1,244)	(708)
Net cash used in investing activities	(1,854)	(5,459)	(4,629)	(6,594)

Financing Activities:
Proceeds from exercises of stock options	284	214	284	266
Purchase of treasury stock	—	(2,873)	—	(3,222)
Proceeds from minority shareholder equity contributions to Carretek LLC	200	—	200	551
Net cash provided by (used in) financing activities	484	(2,659)	484	(2,405)
Net decrease in cash and cash equivalents	(7,208)	(13,996)	(2,070)	(12,767)
Cash and cash equivalents at beginning of period	34,822	35,745	29,684	34,516
Cash and cash equivalents at end of period	$27,614	$21,749	$27,614	$21,749

Supplemental disclosures of cash flow information:
Cash paid for interest	$38	$38	$76	$76
Cash paid for income taxes, net	$166	$351	$364	$427

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements

For the Three and Six Months Ended July 31, 2006

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

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The accompanying financial statements reflect all adjustments (consisting of normal recurring entries) which in the opinion of management are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and six months ended July 31, 2006 are not necessarily indicative of full-year results.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  Cash and cash equivalents consist primarily of demand deposit accounts and demand money market accounts with nationally recognized financial institutions, along with domestic commercial paper.  The Company utilizes a sweep service from a financial institution to invest daily in overnight repurchase agreements, typically in U.S. Treasury or agency issues.

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

Marketable securities at July 31, 2006 consist of insured municipal bonds and guaranteed student loan backed debt securities with a cost of $5.9 million, which approximates fair value.

All original maturities of debt securities classified as available for sale at July 31, 2006 were due after 10 years.  All the debt securities are auction rate securities and the interest rates for these investments will adjust to current market rates at each interest reset date, which is typically on at least a monthly basis.

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

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables.  Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue.  During the three months ended July 31, 2006 and 2005, write-offs of receivables were $37,000 and $9,000, respectively.  During the six months ended July 31, 2006 and 2005, write-offs of receivables, net of recoveries, were $19,000 and $42,000, respectively.

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

The components of property and equipment are as follows (in thousands):

	July 31,	January 31,
	2006	2006

Furniture	$5,049	$5,070
Equipment and software	24,412	22,643
Leasehold improvements	1,397	1,284
Total cost	30,858	28,997

Less accumulated depreciation and amortization	(24,265)	(23,050)
Net property and equipment	$6,593	$5,947

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

Deferred Loan Costs

Deferred loan costs consist of loan closing costs associated with the Company’s revolving credit agreement.  The Company chose not to renew the revolving credit agreement which expired by its terms on July 31, 2006.  These costs were amortized to interest expense over the 36 month life of the revolving credit agreement and were fully amortized at July 31, 2006.

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to five years). The Company capitalized $718,000 and $271,000 in the three months ended July 31, 2006 and 2005, respectively.  The Company capitalized $1.2 million and $708,000 in the six months ended July 31, 2006 and 2005, respectively.  The software development efforts in both periods were related to several new Cash and Risk solutions within the Global Payments Technologies business segment.

The Company recorded amortization relating to software development costs capitalized of $324,000 and $201,000 in the three months ended July 31, 2006 and 2005, respectively.  The Company recorded amortization relating to software development costs capitalized of $646,000 and $467,000 in the six months ended July 31, 2006 and 2005, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions.  These purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $1.1 million and $1.2 million for the three months ended July 31, 2006 and 2005, respectively, and $2.2 million and $2.3 million for the six months ended July 31, 2006 and 2005.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology

Remainder of 2007	$577	$1,883
2008	830	1,200
2009	331	—

The table does not include the estimated amortization expense for $1.6 million of capitalized software products that are currently being developed, and for which amortization has not commenced.

The Company continually monitors the net realizable value of software capitalized and acquired developed technology for factors that would indicate impairment such as a decline in demand or a loss of a significant customer.  During the quarterly period ended January 31, 2006, the Company performed its annual formal evaluation for impairment and determined that the carrying amount of these assets was not impaired and has subsequently noted no factors in the six months ended July 31, 2006 that would indicate impairment.

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

Royalties

The Company is required to pay royalties in connection with software license, maintenance, and consulting agreements entered into with certain customers under which the Company acquired third party software technology or other intellectual property used in products and services sold to its customers.  Under these arrangements, the Company recognizes royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 50% of the associated revenues.  Approximately $543,000 and $535,000 of royalty expense was recorded under these agreements in the three months ended July 31, 2006 and 2005, respectively, and $982,000 and $749,000 of royalty expense was recorded under these agreements in the six months ended July 31, 2006 and 2005.  Royalty expense is primarily included as a component of the cost of software license revenues; however, certain amounts are also included in cost of consulting revenues and cost of software maintenance revenues in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

Deferred revenue consists of the following (in thousands):

	July 31,	January 31,
	2006	2006

Deferred software maintenance fees	$24,596	$39,343
Deferred software implementation and license fees	15,533	15,769
	40,129	55,112
Less amounts not yet collected	(20,763)	(35,961)
Net deferred revenue	$19,366	$19,151

Research and Development Costs

Research and development costs which are not subject to capitalization under Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), are expensed as incurred and relate mainly to the development of new products, new applications, new features or enhancements for existing products or applications.  Sustaining maintenance activities are expensed as incurred and charged to cost of revenues – software maintenance fees.

Other income (expense)

Other income (expense) is comprised of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Minority share of net loss of Carretek LLC	$194	$213	$327	$531
Foreign exchange gains (losses)	123	(84)	193	(101)
Other	(2)	—	(5)	5
Total	$315	$129	$515	$435

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

As a result of adopting SFAS 123(R) on February 1, 2006, the Company’s net income for the three and six months ended July 31, 2006 is $340,000 and $722,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25.  Basic earnings per share for the three and six months ended July 31, 2006 are $0.01 and $0.03 lower, respectively, and diluted earnings per share for the three and six months ended July 31, 2006 are $0.01 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Determining Fair Value

Valuation and Amortization Method.  The Company estimates the fair value of share-based awards granted using the Black-Scholes option valuation model.  The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

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

Expected Forfeitures.  The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  A summary of the weighted average assumptions and results for options granted during the three and six months ended July 31, 2006 are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Volatility	0.745	0.835	0.744	0.837
Weighted-average expected lives (years)	4.500	4.000	4.400	4.000
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	5.06%	3.91%	5.02%	3.91%
Weighted-average fair value of options granted	$4.02	$3.61	$3.93	$3.63

Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123(R) for the three and six months ended July 31, 2006 and 2005 which is recorded in the statement of operations as follows (in thousands):

	Three Months Ended July 31, 2006			Six Months Ended July 31, 2006
	Unvested Stock Options	Unvested Restricted Common Stock	Total	Unvested Stock Options	Unvested Restricted Common Stock	Total

Cost of revenues	$63	$98	$161	$133	$184	$317
Selling, general and administrative expense	274	175	449	578	316	894
Research and development expense	3	14	17	11	27	38
Total share-based compensation	$340	$287	$627	$722	$527	$1,249

	Three Months Ended July 31, 2005			Six Months Ended July 31, 2005
	Unvested Stock Options	Unvested Restricted Common Stock	Total	Unvested Stock Options	Unvested Restricted Common Stock	Total

Cost of revenues	$—	$71	$71	$—	$126	$126
Selling, general and administrative expense	—	50	50	—	118	118
Research and development expense	—	9	9	—	14	14
Total share-based compensation	$—	$130	$130	$—	$258	$258

At July 31, 2006, the Company had unvested options to purchase 645,721 shares with a weighted average grant date fair value of $3.88.  Additionally, the Company had 783,949 shares of unvested restricted common stock with a weighted average fair value on the dates the awards were granted of $6.22.

The unrecognized compensation costs are expected to be amortized over the following indicated fiscal years ending January 31 (in thousands):

	Unvested Stock Options	Unvested Restricted Common Stock	Total

Remainder of 2007	$417	$610	$1,027
2008	756	1,219	1,975
2009	509	1,129	1,638
2010	123	853	976
2011	—	454	454
2012	—	75	75
Total	$1,805	$4,340	$6,145

Stock Option Activity

In the quarter ended January 31, 2006, the Company accelerated the vesting of all unvested stock options, except those options granted to the CEO, with a grant price in excess of $7.50.  This acceleration was accomplished to reduce the stock option expense in future years.  This acceleration results in approximately $1.9 million of expense savings over the four year period from February 1, 2006 through January 31, 2010.

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

Pursuant to the Director Stock Option Plan, each outside director on August 1st is granted a number of options with a Black-Scholes fair value of $60,000.  Therefore, on August 1, 2006 each outside director received 11,976 options or 107,784 options in the aggregate.

Stock option transactions during the six months ended July 31, 2006 were as follows (dollars and share data in thousands):

	Six Months Ended July 31, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Stock options outstanding at the beginning of the period	3,781	$8.44	—	—
Granted	279	6.42	—	—
Exercised	(63)	4.52	—	—
Forfeited	(72)	8.74	—	—
Stock options outstanding at the end of the period	3,925	$8.36	4.33	$2,436

Stock options vested and exercisable at the end of the period	3,279	$8.85	4.24	$1,842

Other information pertaining to option activity during the six months ended July 31, 2006 was as follows (dollars in thousands, except per share data):

Weighted average grant-date fair value of options granted	$3.93
Total fair value of stock options vested	$1,371
Total intrinsic value of stock options exercised	$145

Information related to options outstanding at July 31, 2006 is summarized below (option amounts in thousands):

Range of Exercise Price	Options Outstanding at July 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Vested and Exercisable at July 31, 2006	Weighted Average Exercise Price of Vested and Exercisable Options
$3.00 to $4.97	1,020	$4.63	4.28	838	$4.68
$5.00 to $7.79	830	6.32	5.45	384	6.35
$8.00 to $9.88	795	8.62	4.07	795	8.62
$10.00 to $25.44	1,280	12.48	3.79	1,262	12.51
	3,925	$8.36	4.33	3,279	$8.85

As of July 31, 2006, the Company has reserved for issuance under the Plans 5,190,995 shares of common stock, of which 3,925,062 shares are subject to currently outstanding options to employees and directors, and 1,265,933 shares are reserved for future awards.

Restricted Common Stock Activity

For the stock compensation expense related to the restricted common stock issued to employees and officers, the Company is amortizing the compensation expense on a straight line basis over the period that the restrictions on the common stock lapse.  The Company recorded $287,000 and $130,000 of compensation expense related to the restricted common stock during the three months ended July 31, 2006 and 2005, respectively, and $528,000 and $258,000 for the six months ended July 31, 2006 and 2005, respectively.  Restricted common stock transactions during the six months ended July 31, 2006 were as follows (number of shares in thousands):

	Six Months Ended July 31, 2006
	Number of Shares	Weighted Average Grant Date Fair Value

Restricted common stock unvested at the beginning of the period	732	$6.14
Granted	210	6.34
Vested and released	(146)	5.98
Forfeited	(12)	6.41
Restricted common stock unvested at the end of the period	784	$6.22

Prior Period Proforma Presentations

Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123(R), net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	July 31, 2005	July 31, 2005

Net income, as reported	$1,054	$1,552
Stock compensation expense recorded under the intrinsic value method	130	258
Pro forma stock compensation expense computed under the fair value method	(989)	(1,743)
Pro forma net income	$195	$67

Basic earnings per common share, as reported	$0.04	$0.06
Diluted earnings per common share, as reported	$0.04	$0.06
Pro forma basic loss per common share	$0.01	$0.00
Pro forma diluted loss per common share	$0.01	$0.00

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 as of February 1, 2007, as required.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

3.           Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Other intangible assets, which include acquired developed technology and customer relationships, are amortized over their estimated useful lives.

Customer relationships, obtained in the acquisition of Check Solutions in June 2001, with finite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 during the three months ended July 31, 2006 and 2005, respectively, and $700,000 during the six months ended July 31, 2006 and 2005.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount

Remainder of 2007	$700
2008	467

During the fourth quarter of the year ended January 31, 2006, the Company performed its annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and subsequently has noted no factors that would indicate impairment.

4.           Revolving Credit Agreement

The Company has been a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  The Company chose not to renew the credit facility, which expired by its terms on July 31, 2006, as current cash on hand, marketable securities and cash generated from operations are believed to be sufficient to meet the Company’s cash requirements for the foreseeable future.  By not renewing the facility, the Company will be able to avoid certain fees and expenses associated with renewing and maintaining a line of credit.

Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs on the credit agreement, was $38,000 for the three months ended July 31, 2006 and 2005, and $76,000 for the six months ended July 31, 2006 and 2005.

5.           Provision for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at July 31, 2006 because of the Company’s inconsistent history of generating profitable operations and taxable income.  The tax provision was computed based on actual results by jurisdiction which resulted in a foreign tax provision of $134,000 and $102,000 for the three months ended July 31, 2006 and 2005, respectively, and $234,000 and $183,000 for the six months ended July 31, 2006 and 2005, respectively.  In addition to the provision for foreign taxes, the Company recorded $20,000 and $15,000 of U.S. Federal and State tax expense in the three and six months ended July 31, 2006 and 2005, respectively, for alternative minimum tax purposes.

6.    Benefit Plans

401(k) Plan

The Company has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code (“the Code”) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. Employer matching contributions amounted to $256,000 and $267,000 for the three months ended July 31, 2006 and 2005, respectively, and $542,000 and $605,000 for the six months ended July 31, 2006 and 2005, respectively. The Company may make additional contributions at the discretion of the Board of Directors.  No discretionary contributions were made during the three and six months ended July 31, 2006 and 2005.

Incentive Compensation Plans

The Carreker Incentive Bonus Plan (“CIBP”) awards employees bonuses based on the Company’s or the applicable business unit’s operating results.  Substantially all employees are eligible to receive cash awards under the CIBP.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  The Company’s Compensation Committee of the Board of Directors has the authority to determine the final amount of the bonus that is ultimately paid to the officers of the Company.  In the three months ended July 31, 2006 and 2005, the Company recorded expense under this plan of approximately $504,000 and $19,000, respectively.  In the six months ended July 31, 2006 and 2005, the Company recorded expense under this plan of approximately $504,000 and $263,000, respectively.

The Company pays discretionary bonuses to key employees based primarily on the extent to which individuals meet agreed-upon objectives for the year. The Company recorded discretionary bonus expense of approximately $0 and $459,000 for the three months ended July 31, 2006 and 2005, respectively, and $0 and $724,000 for the six months ended July 31, 2006 and 2005, respectively.

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Basic earnings per share:
Net income	$961	$1,054	$927	$1,552

Weighted average shares outstanding	24,041	24,127	23,986	24,326

Basic earnings per share	$0.04	$0.04	$0.04	$0.06

Diluted earnings per share:
Net income	$961	$1,054	$927	$1,552

Weighted average shares outstanding	24,041	24,127	23,986	24,326
Assumed conversion of employee stock options and unvested restricted stock	420	294	421	377
Shares used in diluted earnings per share calculation	24,461	24,421	24,407	24,703

Diluted earnings per share	$0.04	$0.04	$0.04	$0.06

Options for 2,439,901 shares and 2,609,894 shares for the three months ended July 31, 2006 and 2005, respectively, and 2,439,901 shares and 2,666,520 shares for the six months ended July 31, 2006 and 2005, respectively, have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

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

On May 31, 2005, the plaintiffs filed an Amended Consolidated Class Action Complaint on behalf of purchasers of the Company’s common stock between July 30, 1999 and December 10, 2002, inclusive, which reiterates the allegations in the first complaint, and alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against all defendants (the Company, John D. Carreker Jr., Ronald Antinori and Terry L. Gage) except Ernst & Young LLP, violations of Section 20(a) of the Exchange Act against the individual defendants, and violations of Section 20A of the Securities Exchange Act against defendants John D. Carreker, Jr. and Ronald Antinori.  The plaintiffs sought unspecified amounts of compensatory damages, interest and costs, including legal fees.

On April 21, 2006, counsel for the plaintiffs and defendants agreed to settle the class action litigation for a payment of $5,250,000.  The District Court entered a Final Judgment and Order of Dismissal with Prejudice on August 17, 2006 concluding the litigation.  The settlement payment in the class action was fully covered by the Company’s directors and officer’s insurance policies.

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

	Three months ended July 31, 2006
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$6,251	$121	$467	$—	$—	$6,839
Software license	69	5,396	28	—	—	5,493
Software maintenance	69	10,599	231	—	—	10,899
Software implementation and other services	641	3,399	209	—	—	4,249
Outsourcing services	—	—	—	530	—	530
Out-of-pocket expense reimbursements	323	387	83	—	—	793
Total revenues	$7,353	$19,902	$1,018	$530	$—	$28,803

Income (loss) from operations	$1,740	$4,528	$(176)	$(360)	$(5,253)	$479

	Three months ended July 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$8,832	$2	$668	$—	$—	$9,502
Software license	252	3,415	115	—	—	3,782
Software maintenance	152	10,210	214	—	—	10,576
Software implementation and other services	1,176	3,523	193	—	—	4,892
Outsourcing services	—	—	—	241	—	241
Out-of-pocket expense reimbursements	485	331	111	—	—	927
Total revenues	$10,897	$17,481	$1,301	$241	$—	$29,920

Income (loss) from operations	$5,470	$1,690	$8	$(430)	$(5,770)	$968

	Six months ended July 31, 2006
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$13,769	$262	$1,366	$—	$—	$15,397
Software license	248	7,531	271	—	—	8,050
Software maintenance	164	21,025	462	—	—	21,651
Software implementation and other services	1,176	6,604	604	—	—	8,384
Outsourcing services	—	—	—	1,040	—	1,040
Out-of-pocket expense reimbursements	594	698	234	—	—	1,526
Total revenues	$15,951	$36,120	$2,937	$1,040	$—	$56,048

Income (loss) from operations	$5,133	$6,183	$277	$(651)	$(10,763)	$179

	Six months ended July 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$16,554	$52	$1,214	$—	$—	$17,820
Software license	553	6,473	115	—	—	7,141
Software maintenance	265	21,180	443	—	—	21,888
Software implementation and other services	1,652	7,072	302	—	—	9,026
Outsourcing services	—	—	—	498	—	498
Out-of-pocket expense reimbursements	872	672	201	—	—	1,745
Total revenues	$19,896	$35,449	$2,275	$498	$—	$58,118

Income (loss) from operations	$9,408	$3,763	$(292)	$(1,056)	$(10,621)	$1,202

During the year ended January 31, 2004, the Company formed Carretek LLC (Carretek), in which it owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs.  During July 2004, Carretek signed its first contract to perform outsourced services with a customer.

The 49% share relating to the minority interest in the Carretek losses, which was $194,000 and $213,000 for the three months ended July 31, 2006 and 2005, respectively, and $327,000 and $531,000 for the six months ended July 31, 2006, respectively, was recorded in other income in the accompanying consolidated statements of operations.  The Company and its partner have funded Carretek to date in the aggregate amount of $4.9 million of equity.  Carretek’s operations are included in our business process outsourcing segment.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Single customer	12.1%	15.0%	16.6%	12.2%
Top five customers	42.4%	39.0%	42.6%	38.3%

U.S. Bank accounted for approximately 12.1% of total revenues during the three months ended July 31, 2006 and National City Corporation accounted for approximately 15.0% of total revenues during the three months ended July 31, 2005. U.S. Bank accounted for approximately 16.6% of total revenues during the six months ended July 31, 2006 and Wells Fargo accounted for approximately 12.2% of total revenues during the six months ended July 31, 2005.

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customers were as follows (in thousands):

	Three Months Ended
	July 31,		July 31,
	2006		2005
	Amount	Percent of total revenues	Amount	Percent of total revenues

United States	$23,148	83%	$20,890	72%
Europe	1,269	4	1,548	5
Canada	1,871	7	1,562	6
Asia Pacific	1,282	4	1,769	6
South Africa	188	1	2,410	8
Other	252	1	814	3
Total revenues	$28,010	100%	$28,993	100%

	Six Months Ended
	July 31,		July 31,
	2006		2005
	Amount	Percent of total revenues	Amount	Percent of total revenues

United States	$44,686	82%	$40,962	73%
Europe	2,367	4	3,319	6
Canada	3,831	7	3,422	6
Asia Pacific	2,376	4	2,831	5
South Africa	402	1	4,420	8
Other	860	2	1,419	2
Total revenues	$54,522	100%	$56,373	100%

10.    Restructuring and Other Charges

There were no restructuring and other charges recorded during Q1 2006.  However, the Company recorded $127,000 in restructuring and other charges during Q1 2005, principally associated with the separation of 6 employees.  The Company also lowered its estimate by $32,000 for the costs associated with the discontinuance of one of its software offerings originally recorded in January 2004.

There were no restructuring and other charges recorded during Q2 2006.  However, the Company recorded $28,000 in restructuring and other charges during Q2 2005, principally associated with the separation of 2 employees

The activity related to the accrued merger and restructuring costs during the three and six months ended July 31, 2006 is as follows (in thousands):

	Workforce Reductions	CheckFlow Suite	Other	Total

Reserve balance at January 31, 2006	$87	$200	$47	$334
Cash paid	(87)	—	—	(87)
Reserve balance at April 30, 2006 and July 31, 2006	$—	$200	$47	$247

The Company expects to complete these existing obligations by the end of the fiscal year ending January 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Risk Factors” contained in our Form 10-K for the year ended January 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).  Such risks include, without limitation: dependence on the banking industry, decline in check volumes, fluctuations in operating results, relatively fixed costs, product and service mix, lack of long-term agreements, dependence on key personnel, rapid technological change and dependence on new products, strategic alliances or acquisitions, focus on providing business process outsourcing with a significant offshore component, ability to attract and retain qualified personnel, customer concentration, competition, proprietary rights, infringement claims, dependence on third parties for technology licenses, liability claims, defects in our software and solutions, our ability to protect our information technology infrastructure, international operations, changing government and tax regulations, stock price fluctuations, impairment of goodwill or intangible assets, realization of revenue from contracted sales, potential sales, backlog and deferred revenue, anti-takeover provisions, the restatement of prior period financial statements and our exploration of strategic alternatives.  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph, in the “Risk Factors” included in our SEC filings and elsewhere in this report.

Overview

Since 1978, Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers.  More recently, we have introduced a business process outsourcing solution to our customers.  Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients’ customer income streams by aligning their customer interactions and products with customer needs.  Carreker employed a total of 492 employees at July 31, 2006.

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

Global Payments Technologies.  This division is responsible for design, development, sales, and support of our technology solutions.  The division has three lines of business with distinct solution offerings:  Risk solutions, Payments solutions and Cash & Logistics solutions.  Revenue is primarily derived from license fees, implementation fees and maintenance fees.  As of July 31, 2006, GPT had 282 employees.

Revenue Enhancement.  This highly specialized division provides consulting and software solutions focused on increasing clients’ revenue streams.  Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, account acquisitions and profitability.  A majority of the revenue generated by this division is through benefit-sharing agreements with our customers, recorded as consulting revenue along with license fees, maintenance fees and implementation fees from our CVE software offering.  As of July 31, 2006, RevE had 85 employees.

Global Payments Consulting.  The objective of this professional services division is to provide our clients with “applied thought leadership” related to the business of payments.  Revenue in the GPC division is primarily derived through the delivery of consulting services offered primarily on a time and materials basis to our clients, along with the license fees, maintenance fees and services fees associated with our Float Pricing System software offering and Payments Clearing Model product offering.  As of July 31, 2006, GPC had 23 employees.

Business Process Outsourcing.  In fiscal 2003 we formed Carretek.  Carretek is a transformational business outsourcer for information technology and payment and transaction processing jointly owned by Carreker Corporation and Majesco Software, Inc., the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  As of July 31, 2006, 2 of the Company’s U.S. based employees and 119 offshore personnel of Mastek Limited were seconded to Carretek on a contract basis.

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

Operating Expenses.  Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses.  Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses.  As of July 31, 2006, the Corporate Account Relationship Management and Marketing staff had 20 employees, and the Corporate staff which includes Executive Management, Legal, Finance and Accounting, Human Resources, Facilities and IT had 80 employees.

Liquidity and Cash Flows.  Cash and cash equivalents at July 31, 2006 and January 31, 2006 totaled $27.6 million and $29.7 million, respectively.  In addition, we had $5.9 million of marketable debt securities at July 31, 2006, as compared to $4.7 million at January 31, 2006.  At July 31, 2006 and January 31, 2006, there were no borrowings outstanding under our revolving credit agreement.  Additionally, we did not renew our revolving credit agreement which expired by its terms on July 31, 2006 as current cash on hand, marketable securities and our cash projected to be generated from operations are believed to be sufficient to meet our cash requirements for the foreseeable future.

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

Check Image Capture

Products and services related to the centralized and distributed capture, quality and inspection assurance, storage and delivery of check images. Distributed capture solutions come in web-based thin client and thick client. Distributed capture branch solution serves as a core component to full bank branch image enablement.

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

Receive Sentry, Trackpoint

eMetrics	Performance-measurement software suite that uses historical data to generate key performance indicators, item processing volume data, productivity statistics and quality control benchmarks.	Lumen, ProModel, eiMICR, eiStats, eiQuality, eiPerform

Revenue Enhancement.  Revenue Enhancement (“RevE”) is a highly specialized division that provides consulting services focused on tactical methods of increasing banks’ fee income. The scope and depth of this practice has expanded throughout its 15 year history and now includes retail, small business, and commercial deposits, treasury management, consumer and commercial lending, credit card lending and trust and investment services. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends, often gaining first mover advantages for our clients. In addition to developing strategies, our business model ensures that we continue to translate those strategies into tactical implementations with measurable revenue streams. Our client base has continued to expand with very high penetration rates in the markets in which we operate. Thus, we have experienced a trend of becoming longer term strategic partners with our clients.

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

•               Predictive financial and operational modeling of the implications of payment trends and strategies

•               Transaction clearing optimization solutions (transportation, float, clearing type, clearing partners and funds availability optimization)

•               Consolidation and merger/integration planning

•               Payment channel risk mitigation

•               Image exchange planning

•               Strategic Sourcing evaluation

•               Issue Recovery Services

The GPC division also contains the license, maintenance and services revenue for the following product areas:

•                    Float Management software products – Float Pricing System, Payments Clearing Model and Float and Pricing Profitability application– for managing and reporting a bank’s float profitability through analysis and pricing of  workflow, check clearing operations and customer allocation methodologies.  These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships.

•                    Payments Modeling product – PaymentsLink is an application that allows a bank to create an enterprise virtual profit and loss statement for the payments business as well as model business scenarios around product and service pricing and transactional volume trends.

Business Process Outsourcing.  Carretek LLC is a transformational business outsourcer for information technology, payment and transaction processing for financial institutions jointly owned by Carreker Corporation (51%) and Majesco Software Inc. (49%), the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  Carretek was formed in fiscal 2003.

Carretek’s mission is to enable financial institutions and their processors to realize the benefits of transformational offshore-centric outsourcing (“offshoring”) of their information technology and business processes.  The benefits to clients could include reduction in operating costs, improvements in productivity, and enhancement of quality.

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

Executive Summary

Comparison of Three Months Ended July 31, 2006 (“Q2 2006”) to Three Months Ended July 31, 2005 (“Q2 2005”) and Six Months Ended July 31, 2006 (“YTD 2006”) to Six Months Ended July 31, 2005 (“YTD 2005”)

Our consolidated revenues declined $1.1 million, or 3.7%, to $28.8 million in Q2 2006 as compared to $29.9 million in Q2 2005, and our revenues declined $2.1 million, or 3.6%, to $56.0 million in YTD 2006 as compared to $58.1 million in YTD 2005.  Our net income declined $93,000, or 8.8%, to $961,000 in Q2 2006 as compared to $1.1 million in Q2 2005 and our net income declined $625,000, or 40.3%, to $927,000 in YTD 2006 as compared to $1.6 million in YTD 2005.

The decline in our revenue was primarily associated with our RevE business segment.  Both the Q2 2006 and YTD 2006 declines in revenue within RevE were centered in its traditional contingent fee based consulting revenues, particularly within its international markets.  The decline in RevE revenues was partially offset by an increase in GPT business segment revenues.  GPT’s increase in revenues in Q2 2006 and YTD 2006 was primarily the result of an increase in software license revenue within the Payments group.

The Payments group includes such products as Image Archive and Exception Management applications as well as Source Capture, ExchgLink and Image Replacement Document (“IRD”) solutions.  During Q2 2006, a single GPT customer expanded its licenses for both the Image Archive and IRD Author solutions.  This expansion resulted in approximately $2.3 million of software license revenue in Q2 2006, and accounted for 41.4% and 28.2% of software license revenue in Q2 2006 and YTD 2006, respectively.

Our cost of revenues declined on an absolute dollar basis $367,000, or 2.5%, to $14.1 million in Q2 2006 as compared to $14.5 million in Q2 2005 and our cost of revenues on an absolute dollar basis was relatively flat in YTD 2006 as compared to YTD 2005.  The decline in revenues, discussed above, lowered our gross profit to 51.1% in Q2 2006 as compared to 51.7% in Q2 2005 and 49.5% in YTD 2006 as compared to 50.9% in YTD 2005.

Total operating expenses declined $261,000, or 1.8%, to $14.2 million in Q2 2006 as compared to $14.5 million in Q2 2005, and operating expenses declined $796,000, or 2.8%, to $27.6 million in YTD 2006 as compared to $28.4 million in YTD 2005.  There were slight declines in both selling, general and administrative expenses and research and development expenses and there have been no restructuring and other charges recorded to date in fiscal 2006, which compares to $28,000 in Q2 2005 and $123,000 in YTD 2005.

Cash and cash equivalents decreased to $27.6 million at July 31, 2006, reflecting a decrease of $7.2 million from the end of Q1 2006 but only a decrease of $2.1 million on a YTD basis.  This decrease was primarily the result of increased accounts receivable, particularly within the RevE business segment in which several large contracts recorded in the first six months of fiscal 2006 contain payment terms which extend into the latter half of fiscal 2006.

We continue to anticipate revenue growth during the second half of the 2006 fiscal year relative to the first half of fiscal 2006.  We expect that revenue and net income for the third quarter of fiscal 2006 will be roughly in line with the second quarter of 2006 and that we will achieve improved revenue and net income in fiscal 2006 as compared to fiscal 2005. We also believe that we are well positioned for improved profitability in fiscal 2007 as a result of anticipated revenue growth, improved operating leverage, and the decrease in scheduled amortization expense associated with certain acquisition-related intangible assets.

Results of Operations

Comparison of Three Months Ended July 31, 2006 (“Q2 2006”) to Three Months Ended July 31, 2005 (“Q2 2005”) and Six Months Ended July 31, 2006 (“YTD 2006”) to Six Months Ended July 31, 2005 (“YTD 2005”)

Revenues

Revenues by Segment ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Revenue Enhancement	$7,353	$10,897	$(3,544)	(32.5)%	$15,951	$19,896	$(3,945)	(19.8)%
Global Payments Technologies	19,902	17,481	2,421	13.8	36,120	35,449	671	1.9
Global Payments Consulting	1,018	1,301	(283)	(21.8)	2,937	2,275	662	29.1
Business Process Outsourcing	530	241	289	119.9	1,040	498	542	108.8

Total Revenues	$28,803	$29,920	$(1,117)	(3.7)%	$56,048	$58,118	$(2,070)	(3.6)%

Overall, total revenue declined $1.1 million, or 3.7%, to $28.8 million in Q2 2006 as compared to $29.9 million in Q2 2005 and total revenue declined $2.1 million, or 3.6%, to $56.0 million in YTD 2006 as compared to $58.1 million in YTD 2005.  The decline on both a quarterly and YTD basis is centered within the RevE business segment.

Our RevE segment revenues declined $3.5 million, or 32.5%, on a quarterly basis and $3.9 million, or 19.8%, on a YTD basis.  RevE’s traditional contingent consulting revenues declined $2.6 million, or 29.2%, on a quarterly basis and $2.8 million, or 16.8%, on a YTD basis.  There were 15 revenue producing consulting engagements in both Q2 2006 and Q2 2005 and 17 revenue producing consulting engagements in YTD 2006 and YTD 2005.  RevE did not derive any consulting revenue from its international customers in the first six months of fiscal 2006, which compares to $3.9 million in the first six months of fiscal 2005.  However, RevE is in the early phases of several international engagements in which the consulting revenue has yet to be realized.  In Q2 2006, approximately $2.8 million, or 38.7%, and in YTD 2006 approximately $8.0 million, or 50.4%, of RevE’s total revenue was derived from a single consulting engagement that should be completed in early Q3 2006.  Additionally, the software license, maintenance, implementation and other services revenue derived from RevE’s CVE proprietary sales management offering declined approximately $801,000, or 50.7%, to $779,000 in Q2 2006 as compared to $1.6 million in Q2 2005 and declined approximately $882,000, or 35.7%, to $1.6 million in YTD 2006 as compared to $2.5 million in YTD 2005 as the number of active engagements declined from 3 to 2.

The increase in GPT segment revenue on both a quarterly and YTD basis is primarily the result of increased software license revenue within our Payments solutions offerings.  In Q2 2006, a single GPT customer expanded its license for both the Image Archive and IRD Author solutions.  The expansion resulted in approximately $2.3 million of software license revenue in Q2 2006.  This transaction accounted for 11.4% and 6.3% of GPT’s total revenue in Q2 2006 and YTD 2006, respectively.

GPC’s revenue decline in Q2 2006 as compared to Q2 2005 was primarily the result of decreased consulting revenue.  GPC has intensified its sales focus as we completed the repositioning of this business to focus on enterprise-wide payment electronification strategies, image enablement planning and integration and risk mitigation.  The quarterly consulting revenue decrease can be attributed to fluctuations in the timing of certain engagements.  On a YTD basis, all revenue categories within GPC have increased in YTD 2006 as compared to YTD 2005.  The largest increases are within software license and software implementation and other services revenue, due primarily to our introduction of a new Payments Financial Modeling application and, with a rise in interest rates, renewed demand for our Float Management products.

Our outsourcing revenue is derived through Carretek, our 51% owned business which offers outsourcing for information technology and payment and transaction processing.  Carretek was formed in fiscal 2003 and signed its first customer agreement in the second quarter of fiscal 2004.  In 2005, we increased staffing under our initial contract and expanded our scope with this single customer to include a second and third set of transaction processing functions which has significantly increased revenue on both a quarterly and YTD basis in fiscal 2006 as compared to fiscal 2005.

Consulting ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Consulting	$6,839	$9,502	$(2,663)	(28.0)%	$15,397	$17,820	$(2,423)	(13.6)%

Most of our consulting revenues are derived from our RevE business segment.  Consulting revenues derived from our RevE segment declined $2.6 million, or 29.2%, to $6.3 million in Q2 2006 as compared to $8.8 million in Q2 2005 and declined $2.8 million, or 16.8%, to $13.8 million in YTD 2006 as compared to $16.6 million in YTD 2005.  Within RevE, we continue to focus on maximizing the value to our existing customer base while expanding our expertise to new customers, both domestically and internationally.  There were no revenue producing international consulting engagements in Q2 2006 and YTD 2006 as compared to $2.1 million in Q2 2005 and $3.9 million in YTD 2006.  However, RevE is in the early phases of several international engagements in which the consulting revenue has yet to be realized.  Additionally, 45.5% of RevE’s consulting revenue in Q2 2006 and 58.3% in YTD 2006 was derived from one customer.  This compares to 45.2% or RevE’s consulting revenue in Q2 2005 and 24.2% in YTD 2005 derived from one customer.

Consulting revenues derived from our GPC segment declined $201,000, or 30.1%, to $467,000 in Q2 2006 as compared to $668,000 in Q2 2005 and increased $152,000, or 12.5%, to $1.4 million in YTD 2006 as compared to $1.2 million in YTD 2005.  Beginning in Q4 2005 and carrying over into Q1 2006, the number and size of GPC consulting engagements increased; however, several of these engagements concluded early in Q2 2006.

Software License ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Software License	$5,493	$3,782	$1,711	45.2%	$8,050	$7,141	$909	12.7%

Most of our software license revenues are derived from our GPT business segment.  Software license revenues from our GPT business segment increased $2.0 million, or 58.0%, to $5.4 million in Q2 2006 as compared to $3.4 million in Q2 2005 and increased $1.0 million, or 16.3%, to $7.5 million in YTD 2006 as compared to $6.5 million in YTD 2005.

Within GPT, the software license increase is within the Payment Solutions suite of products, which includes products designed to address the Check 21 legislation.  Check 21 permits U.S. banks to accept digital images of checks the same way that they accept a paper check.  We have introduced several new Payment solution products to compete in this space such as ExchgLink, our solution for exchanging images with other banks, IRD Author which generates and processes substitute checks often referred to as image replacement documents (“IRD”), Image Inspector which ensures image quality and, finally, Source Capture which allows customers to capture deposits at branches, ATM’s and bank customer sites.  Delayed industry adoption rates and intensified competition have dampened results relative to our expectations; however, in Q2 2006, a single GPT customer expanded its license for both the Image Archive and IRD Author solutions.  This expansion resulted in approximately $2.3 million of software license revenue in Q2 2006 as no software implementation or other services were required.  This transaction accounted for 42.1% of GPT’s software license revenue in Q2 2006 and 30.2% for YTD 2006.

The GPC business segment software license revenues decreased $87,000, or 75.7%, to $28,000 in Q2 2006 as compared to $115,000 in Q2 2005 and increased $156,000, or 135.6%, to $271,000 in YTD 2006 as compared to $115,000 in YTD 2005.  The YTD increase is primarily due to the introduction of a new Payments Financial Modeling application and renewed demand for its Float Management products.

The software license revenue derived from our CVE product offering within our RevE business segment declined $183,000, or 72.6%, to $69,000 in Q2 2006 as compared to $252,000 in Q2 2005 and declined $305,000, or 55.2%, to $248,000 in YTD 2006 as compared to $553,000 in YTD 2005.  This decline is the result of less active engagements; however, RevE’s strategy changed in fiscal 2006 to focus less on marketing CVE’s traditional software licenses and putting more emphasis on its consulting and other services, such as training.  This change in strategy has led to an expansion of our CVE services for an existing customer and a pilot project for a new customer.

Software Maintenance ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Software Maintenance	$10,899	$10,576	$323	3.1%	$21,651	$21,888	$(237)	(1.1)%

As with software license fees, most of our maintenance fees are derived from our GPT business segment.  Software maintenance fees are paid pursuant to annually renewable product and telephone support agreements with our software customers.  The annual maintenance fee is generally paid by the customer at the beginning of the maintenance period and we recognize this maintenance revenue ratably over the term of the related contract.  If the annual maintenance fee is not paid at the beginning of the maintenance period, we defer revenue recognition until the time that the maintenance fee is collected.  When the payment is received, maintenance revenue is recognized for the period that maintenance revenue was previously deferred.  Also, maintenance contracts usually carry annual maintenance fee escalation clauses typically based on an index, such as the consumer price index.  Because our revenue recognition policy requires the collection of cash before revenue can begin to be recognized, our software maintenance revenue will fluctuate quarter-to-quarter.  For our GPT business segment, one large customer did not pay the maintenance renewal by April 30, 2006 and this resulted in the deferral of approximately $374,000.  This renewal was paid in Q2 2006 and the previously deferred maintenance revenue was recognized.  Typically, our software maintenance revenue fluctuates between $10.0 million and $11.0 million per quarter.

Software Implementation and Other Services ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Software Implementation and Other Services	$4,249	$4,892	$(643)	(13.1)%	$8,384	$9,026	$(642)	(7.1)%

In the majority of our software customer arrangements, installation services are provided to the customer.  Most of our software implementation fees are derived from our GPT business segment.  The software implementation and other services revenue derived from GPT declined $124,000, or 3.5%, to $3.4 million in Q2 2006 as compared to $3.5 million in Q2 2005 and declined $468,000, or 6.6%, to $6.6 million in YTD 2006 as compared to $7.1 million in YTD 2005.  This decline within GPT on a quarterly basis was primarily within the Risk and Cash product offerings offset by a slight increase within the Payments product offerings.  This decline within Risk and Cash is primarily the result of lower software license revenue as both product groups are introducing new and/or enhanced product offerings to their respective markets.  On a YTD basis, the decline is within the Payments product offerings.

RevE’s CVE software implementation and other services declined $535,000, or 45.5%, to $641,000 in Q2 2006 as compared to $1.2 million in Q2 2005 and declined $476,000, or 28.8%, to $1.2 million in YTD 2006 as compared to $1.7 million in YTD 2005.  This decline is related to fewer revenue producing engagements and CVE’s change in product strategy discussed under “Software License” above.

GPC’s software implementation and other services revenue was relatively flat at approximately $200,000 in both Q2 2006 and 2005, respectively.  However, GPC’s software implementation and other services revenue increased $302,000, or 100.0%, to $604,000 in YTD 2006 as compared to $302,000 in YTD 2005.  This increase is the result of increased software license revenue described above.

Outsourcing Services ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Outsourcing Services	$530	$241	$289	119.9%	$1,040	$498	$542	108.8%

Our outsourcing service revenue is derived through Carretek, our 51% owned business which outsources information technology and payment and transaction processing.  Carretek was formed in fiscal 2003 and signed its first agreement in the second quarter of fiscal 2004.  In fiscal 2005, we expanded our scope of business with this customer to include a second and third set of transaction processing functions which resulted in increased revenue in fiscal 2006.  While we continue to pursue opportunities to expand the scope of the services we provide to our existing customer, we do not expect significant growth on an absolute dollar basis until additional outsourcing customers are obtained.

Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Out-of-Pocket Expense Reimbursements	$793	$927	$(134)	(14.5)%	$1,526	$1,745	$(219)	(12.6)%

These reimbursements tend to fluctuate period to period and the decrease for both the quarterly and YTD periods is primarily related to reduced international travel within the RevE business segment.

Cost of Revenues

Cost of Revenues by Segment ($ in thousands):

	Three Months Ended				Six Months Ended
	July 31,		Variance		July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Revenue Enhancement	$4,903	$4,911	$(8)	(0.2)%	$9,826	$9,381	$445	4.7%
% of revenue	66.7%	45.1%			61.6%	47.2%

Global Payments Technologies	$7,913	$8,248	$(335)	(4.1)%	$15,656	$16,391	$(735)	(4.5)%
% of revenue	39.8%	47.2%			43.3%	46.2%

Global Payments Consulting	$768	$872	$(104)	(11.9)%	$1,836	$1,774	$62	3.5%
% of revenue	75.4%	67.0%			62.5%	78.0%

Business Process Outsourcing	$514	$434	$80	18.4%	$990	$1,013	$(23)	(2.3)%
% of revenue	97.0%	180.1%			95.2%	203.4%

Total Cost of Revenues	$14,098	$14,465	$(367)	(2.5)%	$28,308	$28,559	$(251)	(0.9)%
% of revenue	48.9%	48.3%			50.5%	49.1%

In total and by business segment, cost of revenues on an absolute dollar basis remained relatively flat for Q2 2006 and YTD 2006 as compared to Q2 2005 and YTD 2005.  The largest decline was within GPT and was primarily the result of GPT reducing its workforce by 29 employees in Q3 2005.  RevE’s cost of revenues increased on a YTD basis primarily within the cost of consulting, as this group changed its focus and strategy related to its CVE product offering discussed above.

With the cost of revenues being relatively flat on a quarterly basis, the fluctuation in the cost of revenues as a percentage of total business segment revenue was primarily driven by the revenue fluctuations within the respective business segments, with the overall decline in total revenue exceeding the decline in cost of revenues.

Cost of Consulting ($ in thousands):

	Three Months Ended				Six Months Ended
	July 31,		Variance		July 31,		Variance
	2006	2005	$	%	2006	2005	$	%
Cost of Consulting	$4,798	$4,277	$521	12.2%	$9,670	$8,518	$1,152	13.5%
% of consulting revenue	70.2%	45.0%			62.8%	47.8%

The cost of consulting consists primarily of personnel costs related to our consulting engagements within both our RevE and GPC business segments.  The increase in the cost of consulting on a quarterly and YTD basis is the result of RevE’s change in focus and strategy for its CVE offering from traditional software license, software maintenance and software services offering to consulting benchmarking and training offerings.  The increase in cost of consulting within RevE, without an increase in consulting revenue, has increased the cost of consulting as a percentage of consulting revenue on both a quarterly and YTD basis.

Cost of Software Licenses ($ in thousands):

	Three Months Ended				Six Months Ended
	July 31,		Variance		July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Software Licenses	$1,885	$1,828	$57	3.1%	$3,725	$3,364	$361	10.7%
% of software license revenue	34.3%	48.3%			46.3%	47.1%

The cost of software licenses consists principally of amortization of capitalized and acquired software costs along with royalties payable to third parties.  The cost of software licenses was relatively flat on a quarterly basis and increased on a YTD basis primarily as the result of increased royalty expense due to product mix.  The large decrease in the cost of software licenses as a percentage of software license revenue is attributed to the large increase in software license revenue within GPT discussed above.

In connection with software license, maintenance and certain consulting agreements entered into with certain banks and purchase agreements with vendors under which we acquire software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we recognize royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 50% of the associated revenue.  Approximately $483,000 and $462,000 of royalty expense was recorded under these agreements and charged to cost of software licenses in Q2 2006 and Q2 2005, respectively, and $829,000 and $554,000 in YTD 2006 and 2005, respectively.  Depending on our future product mix, our margins from software license fees may be negatively impacted by increased software royalty expense.

Cost of Software Maintenance ($ in thousands):

	Three Months Ended				Six Months Ended
	July 31,		Variance		July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Software Maintenance	$3,189	$3,436	$(247)	(7.2)%	$6,361	$7,411	$(1,050)	(14.2)%
% of software maintenance revenue	29.3%	32.5%			29.4%	33.9%

Cost of maintenance consists primarily of personnel and facility costs to provide telephone support, product defect support and other enhancements to our existing products which are not significant enough to extend the product’s life cycle, or substantially increase its marketability.  These costs are primarily contained within our GPT business segment.  The decline in costs of maintenance in absolute dollars on a quarterly and YTD basis is primarily the result of reduced personnel related costs and contract labor costs within the GPT business segment which was the result of the personnel reductions carried out at the beginning of Q3 2005.

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

Cost of Software Implementation and Other Services ($ in thousands):

	Three Months Ended				Six Months Ended
	July 31,		Variance		July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Software Implementation and Other Services	$2,938	$3,682	$(744)	(20.2)%	$6,014	$6,655	$(641)	(9.6)%
% of software implementation and other services revenue	69.1%	75.3%			71.7%	73.7%

Cost of software implementation consists primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations primarily within our GPT business segment.  The decline in the cost of software implementation and other services on both a quarterly and YTD basis was primarily the result of a decline in personnel costs within both our GPT and RevE business segments due to reduced levels of software implementation and other services revenue in both business segments.

Cost of Outsourcing Service ($ in thousands):

	Three Months Ended				Six Months Ended
	July 31,		Variance		July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Outsourcing Service	$514	$434	$80	18.4%	$990	$1,013	$(23)	(2.3)%
% of outsourcing services revenue	97.0%	180.1%			95.2%	203.4%

The cost of outsourcing service relates to the operation of Carretek, our 51% owned business outsourcer for information technology and payment and transaction processing.  To date, this business only has a single customer and our scope of business with this single customer includes outsourcing three business functions.  The cost of outsourcing service on both a quarterly and YTD basis is relatively flat.  The decline in the percentage of cost of outsourcing service as a percentage of outsourcing service revenue is primarily the result of increased revenue as two of the outsourced functions ramp up to full capacity on a relatively fixed cost structure.

Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended				Six Months Ended
	July 31,		Variance		July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Out-of-Pocket Expenses	$774	$808	$(34)	(4.2)%	$1,548	$1,598	$(50)	(3.1)%
% of out-of-pocket expense reimbursements	97.6%	87.2%			101.4%	91.6%

These costs represent travel, meals and other sundry expenses incurred by our employees.  These costs are invoiced to the customer, without mark-up, usually on a monthly basis.  The costs have remained relatively flat on both a quarterly and YTD basis.  In addition, certain customer contracts contain expense maximums, so in certain cases not all expenses incurred can be passed along to the customer without contractual revisions or the customer’s express written approval, which can increase the volatility of the cost of out-of-pocket expense as a percentage of out-of-pocket expense reimbursements.

Operating Costs and Expenses:

Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Selling, General and Administrative Expenses	$11,423	$11,593	$(170)	(1.5)%	$22,203	$22,497	$(294)	(1.3)%
% of total revenue	39.7%	38.7%			39.6%	38.7%

Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management.  Additionally, the provision for doubtful accounts, insurance, including directors and officers liability insurance, as well as professional services, such as legal and accounting expenses, and other related costs are classified within selling, general and administrative expense.  Our selling, general and administrative expenses were essentially flat in absolute dollars on both a quarterly and YTD basis.  However, there were significant changes within the underlying expense categories.  Corporate sales and marketing declined $584,000 on a quarterly basis and $1.1 million on a YTD basis and our business segments also reduced their sales cost by $735,000 on a quarterly basis and $1.4 million on a YTD basis.  These declines were primarily achieved through reduced personnel and personnel related costs.  These cost reductions were offset by increased general and administrative costs of $1.1 million on a quarterly basis and $2.2 million on a YTD basis.  The increases in general and administrative costs consist of increased professional fees including legal fees arising out of lawsuits in which we are the plaintiff, and increased accounting and other professional fees related to the restatement of our financial statements that was announced in April 2006.  Additionally, in Q1 2006, we began to expense stock-based compensation and approximately $212,000 on a quarterly basis and $437,000 YTD 2006 was charged to general and administrative expense.  Finally, $347,000 of bonus expense was recorded within general and administrative expense in Q2 2006.

Selling, general and administrative costs as a percentage of total revenue increased on both a quarterly and YTD basis, primarily as the result of the decline in total revenue in both periods.

Research and Development ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Research and Development Expenses	$2,453	$2,516	$(63)	(2.5)%	$4,658	$5,037	$(379)	(7.5)%
% of total revenue	8.5%	8.4%			8.3%	8.7%

Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability.  The majority of research and development costs were related to new product development within our GPT Payment Solutions group, although in Q2 2006 a new CVE offering within the RevE business segment reached technological feasibility and capitalization of development costs commenced.

In accordance with SFAS No. 86, “Accounting for Costs of Software to be Sold, Leased or Otherwise Marketed,” we capitalized $718,000 and $271,000 in Q2 2006 and Q2 2005, respectively, and $1.2 million and $708,000 in YTD 2006 and YTD 2005, respectively.  Software development costs of a product are capitalized from the time technological feasibility is reached until the general release of the product.  We establish technological feasibility through the process of creating a detailed program design and reviewing the detailed program design for any high risk development issues or through the creation of a working model.  Capitalization only occurs if we believe costs capitalized are recoverable through future sales of the software product under development.  At July 31, 2006, we had seven projects underway for which costs were capitalized in Q2 2006.  Three of these projects are within Risk solutions; three are within Cash & Logistics solutions and one is a CVE solution.  All development projects are scheduled to be completed by the end of fiscal 2006.

Amortization of Customer Relationships:  Amortization of customer relationships was $350,000 in both Q2 2006 and Q2 2005, and $700,000 for YTD 2006 and YTD 2005.  The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition in fiscal 2001, and this amortization will continue until May 2007.

Restructuring and Other Charges:  There were no restructuring and other charges recorded to date in fiscal 2006.  However, we recorded $127,000 in restructuring and other charges during Q1 2005, principally associated with the separation of 6 employees, and we recorded $28,000 in restructuring and other charges during Q2 2005, principally associated with the separation of 2 employees.  In Q1 2005, we also lowered our estimate by $32,000 for the costs associated with the discontinuance of one of our software offerings originally recorded in January 2004.

The activity related to the accrued merger and restructuring costs to date in fiscal 2006 is as follows (in thousands):

	Workforce Reductions	CheckFlow Suite	Other	Total

Reserve balance at January 31, 2006	$87	$200	$47	$334
Cash paid	(87)	—	—	(87)
Reserve balance at April 30, 2006 and July 31, 2006	$—	$200	$47	$247

We expect to complete these existing obligations by the end of fiscal 2006.

Other Income (Expense):

Interest Income ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Interest Income	$407	$166	$241	145.2%	$678	$310	$368	118.7%

Interest income consists of interest earned on marketable securities and cash and cash equivalents.  The increase in interest income on both a quarterly and YTD basis is primarily the result of higher average invested balances in fiscal 2006 and higher yields on these investments.

Interest Expense ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Interest Expense	$(106)	$(107)	$(1)	(0.9)%	$(211)	$(212)	$(1)	(0.5)%

Interest expense is primarily the result of the commitment fees associated with the maintenance of our $30.0 million revolving credit agreement.  As discussed below in “Liquidity and Capital Resources,” we did not renew our credit facility following its expiration on July 31, 2006.  Additionally, the amortization of the deferred loan costs is also included in interest expense and this amortization concluded on July 31, 2006.  There have been no borrowings outstanding under this credit agreement since Q1 2004.

Other income ($ in thousands):

	Three Months Ended July 31,		Variance		Six Months Ended July 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Minority share of net loss of Carretek LLC	194	213	(19)	(8.9)%	327	531	(203)	(38.3)%
Foreign exchange gains (losses)	123	(84)	207	246.4%	193	(101)	294	291.1%
Other	(2)	—	(2)	—%	(5)	5	(11)	(183.3)%

Total	$315	$129	$186	144.2%	$515	$435	$80	18.4%

We own a 51% interest in Carretek LLC (“Carretek”), through which we offer financial institutions offshore-centric outsourcing of their business processes.  Carretek has generated approximately $368,000 and $434,000 in losses in Q2 2006 and Q2 2005, respectively, and $667,000 and $1.1 million in losses YTD 2006 and YTD 2005.  Accordingly, the 49% share in these losses relating to the minority interest held by Majesco Software, Inc., or $194,000 and $213,000 in Q2 2006 and Q2 2005, respectively, and $327,000 and $531,000 in YTD 2006 and 2005, respectively, was recorded in other income (expense).

Provision for Income Taxes:  We have established a valuation allowance to reserve our net deferred tax assets at July 31, 2006 because of our inconsistent history of generating profitable operations and taxable income.  The tax provision was computed based on actual results by jurisdiction which resulted in a foreign tax provision of $134,000 and $102,000 for the three months ended July 31, 2006 and 2005, respectively, and $234,000 and $183,000 for the six months ended July 31, 2006 and 2005, respectively.  In addition to the provision for foreign taxes, we recorded $20,000 and $15,000 of U.S. Federal and State tax expense in the three and six months ended July 31, 2006 and 2005, respectively, for alternative minimum tax purposes.

Liquidity and Capital Resources

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities.  At July 31, 2006, we had working capital of $22.0 million compared to $17.9 million at January 31, 2006.  We had $27.6 million in cash and cash equivalents at July 31, 2006, a decrease of $2.1 million from $29.7 million in cash and cash equivalents at January 31, 2006.  However, we also had $5.9 million of “available for sale” marketable securities at July 31, 2006, compared to $4.7 million at January 31, 2006.  We expect that existing cash and cash equivalents, marketable securities and our cash projected to be generated from operating activities will be sufficient to meet our presently anticipated liquidity requirements for the foreseeable future.

Cash used in operating activities was $5.8 million for Q1 2006 compared to cash used in operating activities of $5.9 million in Q1 2005.  Cash provided by operating activities was $2.1 million in YTD 2006 as compared to cash used in operating activities of $3.8 million in YTD 2005.

Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.  The following table contains the quarterly days’ sales outstanding (DSO):

Quarter ended	DSO

July 31, 2006	54
April 30, 2006	33
January 31, 2006	37
October 31, 2005	42
July 31, 2005	49

The increase in DSO is primarily the result of our RevE business segment providing payment terms for several large contracts recorded in Q1 and Q2 2006 which extended into Q3 and Q4 2006.

Cash used in investing activities decreased to $1.9 million in Q2 2006 as compared to $5.5 million in Q2 2005 and decreased to $4.6 million in YTD 2006 as compared to $6.6 million in YTD 2005.  The reduction in both the quarterly and YTD periods reflected a reduction in the purchase of marketable securities offset partially by increased purchases of property and equipment and increased capitalized software.  The increase in property and equipment is primarily the result of leasehold improvements performed in Charlotte, N.C., along with costs capitalized in connection with our ERP upgrade.  Additionally, capitalized computer software costs increased due to more product development activity within our GPT and RevE business segments.

Financing activities provided cash of $484,000 in Q2 2006 as compared to a use of cash of $2.7 million in Q2 2005.  Financing activities provided cash of $484,000 in YTD 2006 as compared to a use of cash of $2.4 million in YTD 2005.  The cash provided by financing activities in both Q2 2006 and YTD 2006 was related to proceeds from stock option exercises along with a minority shareholder cash investment in Carretek LLC.  The cash used in financing activities in Q2 2005 and YTD 2005 was related to $2.9 million and $3.2 million of treasury stock purchases in Q2 2005 and YTD 2005, respectively.  These common stock purchases were performed under a program to purchase $5.0 million of the Company’s outstanding common stock during the period April 18, 2005 through October 15, 2005.  The cash used for these treasury stock purchases was partially offset by proceeds from exercise of stock options and additional minority shareholder equity contributions in Carretek LLC.

We were a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  There have been no borrowings outstanding under the credit facility since Q1 2004 and we believe our current cash and cash equivalents, marketable securities and our cash projected to be generated from operations to be sufficient to meet our cash requirements for the foreseeable future.  Therefore, we chose not to renew the credit facility which expired by its terms on July 31, 2006.

The following summarizes our contractual obligations at July 31, 2006 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years

Operating leases	$10,376	$3,142	$5,367	$1,867	$—
	$10,376	$3,142	$5,367	$1,867	$—

We believe that current cash and cash equivalents, marketable securities and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital and routine capital expenditures during fiscal 2006.  However, if current sources are not sufficient to meet our needs, we may seek new equity or debt financing.  There can be no assurance that additional financing would be available on acceptable terms, if at all.  Further, we may in the future pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings, and change our financing needs.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary.  The failure to secure new financing when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test utilizing the results of a third party appraisal.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that goodwill should be evaluated for possible impairment.  During the quarterly period ended January 31, 2006, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment.  Goodwill at July 31, 2006 totaled $20.8 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

Restructuring and Other Charges

These operational restructuring reserves contain significant estimates pertaining to work force reductions, and the settlement of contractual obligations resulting from our actions.  Although we do not anticipate any significant changes in the future, the actual costs may differ from these estimates.

Contingencies

We are subject to proceedings, lawsuits and other claims.  We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount or reserves required, if any, for these contingencies is made after careful analysis of each individual issue.  The required reserves may change in the future due to new developments in each matter or changes in insurance coverage or approach such as a change in settlement strategy.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We will adopt FIN 48 as of February 1, 2007, as required.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  We have not determined the effect, if any, that the adoption of FIN 48 will have on our financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest our cash in a variety of financial instruments.  The vast majority of these investments is denominated in U.S. dollars and maintained with nationally recognized financial institutions.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to various factors including changes in interest rates.  At July 31, 2006, we held $5.9 million of auction rate securities.  The interest rate for these notes will adjust to the current market interest rate at each interest reset date, which is typically on at least a monthly basis.

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

Less than 10% of our accounts receivable balance at July 31, 2006 includes amounts denominated in a foreign currency.  We do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars.  In the future we may change this practice.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy in future periods.

Foreign exchange gains were $123,000 for the three months ended July 31, 2006 and foreign exchange losses were $84,000 in the three months ended July 31, 2005.  These gains/losses were primarily the result of software license, maintenance and services contracts denominated in the British Pound and the Euro.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  As of July 31, 2006, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The information with respect to certain legal proceedings set forth under “Contingencies” in Note 8 of the Notes to Condensed Consolidated Unaudited Financial Statements, is hereby incorporated by reference.  Reference is also made to the information contained in Part II, Item 1. Legal Proceedings in our Form 10-Q for the period ended April 30, 2006.

Shareholder Derivative Suit.

In May 2006, the District Court approved the final settlement of the pending shareholder derivative suit and the litigation was terminated.

Shareholder Class Action.

There were no material developments in this case during the fiscal quarter ended July 31, 2006.  On August 17, 2006, the District Court entered a Final Judgment and Order of Dismissal with Prejudice, concluding the litigation.

ITEM 1A.       RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2006 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no material changes from the risk factors disclosed in the Form 10-K, except for the additional risk factor described below.  These risk factors may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock.

We are exploring a range of strategic alternatives that we may or may not pursue and that may yield unforeseen results.

On June 12, 2006, we announced that our Board of Directors had authorized that we explore various strategic alternatives designed to increase our scale and capabilities in the marketplace.  These strategic alternatives include, but are not limited to, a merger with a strategic partner, a sale of the company and other possible transactions.  There can be no assurance that any particular strategic alternative will be pursued or that any transaction will occur, or on what terms.  If we choose to continue to execute our operating plan instead of pursuing a strategic alternative, our stock price could decline.  In addition, we may be unsuccessful in implementing an alternative that is chosen by our Board of Directors or we may implement an alternative that yields unexpected results.  The process of continuing to review, and potentially executing, strategic alternatives is likely to be costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 13, 2006, two proposals were adopted by our stockholders: (1) the election of three directors as Class II directors for terms expiring at the Annual Meeting of Stockholders in 2009 as described in our Proxy Statement for the Annual Meeting (Messrs. J. Coley Clark, William C. Hammett, Jr. and Gregory B. Tomlinson were elected as directors), and (2) the ratification of the appointment of Ernst & Young LLP as independent registered public accountants of the Company for the fiscal year ending January 31, 2007.  The number of shares cast for and against as well as the number of abstentions as to each of these matters (other than the election of directors) are as follows:

Election of Directors	Shares For	Shares Withheld

J. Coley Clark	22,812,502	493,365
William C. Hammett, Jr.	22,813,568	492,299
Gregory B. Tomlinson	22,813,980	491,887

Proposal	Shares For	Shares Against	Abstentions

Ratification of accountants	23,217,991	84,180	3,696

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Number	Exhibit Description

10.1

Board Representation Agreement dated June 26, 2006 between the Company, Riley Investment Management LLC, SACC Partners LP, and Bryant R. Riley, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 27, 2006)

10.2	Employment Agreement dated May 19, 2006 between the Company and John D. Carreker, III

10.3	First Amendment to Employment Agreement dated August 10, 2006 between the Company and John D. Carreker, III

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	September 8, 2006
John D. Carreker, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	September 8, 2006
Lisa K. Peterson
Chief Financial Officer