Form 10-Q
period 2006-10-31
CARREKER CORP
filed 2006-12-07
CIK 1057709

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended October 31, 2006.

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

Common Stock, $.01 par value – 25,636,223 shares as of November 30, 2006.

CARREKER CORPORATION

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARREKER CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

ASSETS

	October 31,	January 31,
	2006	2006

Current assets
Cash and cash equivalents	$24,248	$29,684
Marketable securities	12,965	4,700
Accounts receivable, net of allowance of $695 and $601 at October 31, 2006 and January 31, 2006, respectively	15,111	12,225
Prepaid expenses and other current assets	2,366	2,940
Total current assets	54,690	49,549

Property and equipment, net of accumulated depreciation of $25,037 and $23,050 at October 31, 2006 and January 31, 2006, respectively	6,363	5,947
Capitalized software costs, net of accumulated amortization of $14,742 and $13,686 at October 31, 2006 and January 31, 2006, respectively	3,214	2,761
Acquired developed technology, net of accumulated amortization of $23,600 and $20,393 at October 31, 2006 and January 31, 2006, respectively	2,100	5,307
Goodwill, net of accumulated amortization of $3,405 at October 31, 2006 and January 31, 2006	20,765	20,765
Customer relationships, net of accumulated amortization of $7,583 and $6,533 at October 31, 2006 and January 31, 2006, respectively	817	1,867
Deferred loan costs, net of accumulated amortization of $1,707 and $1,571 at October 31, 2006 and January 31, 2006, respectively	—	136
Other assets	584	793
Total assets	$88,533	$87,125

Current liabilities
Accounts payable	$1,206	$1,168
Accrued compensation and benefits	6,543	6,153
Other accrued expenses	4,157	4,608
Income tax payable	84	220
Deferred revenue	17,862	19,151
Accrued merger and restructuring costs	212	334
Total current liabilities	30,064	31,634

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par value:
2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value:
100,000 shares authorized; 25,611 and 25,329 shares issued at October 31, 2006 and January 31, 2006, respectively	256	254
Additional paid-in capital	114,611	112,316
Accumulated deficit	(53,010)	(53,848)
Less treasury stock, at cost: 664 and 641 common shares at October 31, 2006 and January 31, 2006, respectively	(3,388)	(3,231)
Total stockholders’ equity	58,469	55,491
Total liabilities and stockholders’ equity	$88,533	$87,125

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Revenues:
Consulting	$8,939	$6,720	$24,336	$24,540
Software license	2,864	5,322	10,914	12,463
Software maintenance	11,198	10,822	32,849	32,710
Software implementation and other services	3,876	4,585	12,260	13,611
Outsourcing services	511	220	1,551	718
Out-of-pocket expense reimbursements	887	701	2,413	2,446
Total revenues	28,275	28,370	84,323	86,488

Cost of revenues:
Consulting	5,154	4,369	14,824	12,887
Software license	1,985	2,155	5,710	5,519
Software maintenance	3,154	3,588	9,515	10,999
Software implementation and other services	3,167	3,562	9,181	10,217
Outsourcing services	414	424	1,404	1,437
Out-of-pocket expenses	960	701	2,508	2,299
Total cost of revenues	14,834	14,799	43,142	43,358
Gross profit	13,441	13,571	41,181	43,130

Operating costs and expenses:
Selling, general and administrative	11,087	11,191	33,290	33,688
Research and development	2,519	2,444	7,177	7,481
Amortization of customer relationships	350	350	1,050	1,050
Restructuring and other charges	—	780	—	903
Total operating costs and expenses	13,956	14,765	41,517	43,122
Income (loss) from operations	(515)	(1,194)	(336)	8

Other income (expense):
Interest income	392	185	1,070	495
Interest expense	—	(122)	(211)	(334)
Other income	134	283	649	718
Total other income, net	526	346	1,508	879
Income (loss) before provision for income taxes	11	(848)	1,172	887
Provision for income taxes	100	102	334	285
Net income (loss)	$(89)	$(950)	$838	$602
Basic earnings (loss) per share	$0.00	$(0.04)	$0.03	$0.03
Diluted earnings (loss) per share	$0.00	$(0.04)	$0.03	$0.03
Shares used in computing basic earnings (loss) per share	24,159	23,906	24,029	24,152
Shares used in computing diluted earnings (loss) per share	24,159	23,906	24,456	24,533

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements Of Stockholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

	Common Stock			Additional				Total
	Unrestricted	Restricted		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at January 31, 2006	24,596	732	$254	$112,316	$(53,848)	641	$(3,231)	$55,491

Cancellation of restricted stock	—	(7)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	—	240	—	—	—	240
Compensation expense related to issuance of stock options	—	—	—	382	—	—	—	382
Issuance of restricted stock	—	46	—	—	—	—	—	—
Restricted shares withheld for payroll taxes	—	—	—	—	—	7	(45)	(45)
Conversion of restricted common stock to unrestricted	22	(22)	—	—	—	—	—	—
Net loss	—	—	—	—	(34)	—	—	(34)
Balance at April 30, 2006	24,618	749	254	112,938	(53,882)	648	(3,276)	56,034

Cancellation of restricted stock	—	(5)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	1	286	—	—	—	287
Compensation expense related to issuance of stock options	—	—	—	340	—	—	—	340
Issuance of restricted stock	—	164	—	—	—	—	—	—
Restricted shares withheld for payroll taxes	—	—	—	—	—	15	(99)	(99)
Conversion of restricted common stock to unrestricted	124	(124)	—	—	—	—	—	—
Issuance of shares of common stock upon exercises of stock options	63	—	1	283	—	—	—	284
Net income	—	—	—	—	961	—	—	961
Balance at July 31, 2006	24,805	784	$256	$113,847	$(52,921)	663	$(3,375)	$57,807

Cancellation of restricted stock	—	(7)	—	—	—	—	—	—
Compensation expense related to issuance of restricted stock	—	—	—	303	—	—	—	303
Compensation expense related to issuance of stock options	—	—	—	351	—	—	—	351
Issuance of restricted stock	—	5	—	—	—	—	—	—
Restricted shares withheld for payroll taxes	—	—	—	—	—	1	(13)	(13)
Conversion of restricted common stock to unrestricted	6	(6)	—	—	—	—	—	—
Issuance of shares of common stock upon exercises of stock options	24	—	—	110	—	—	—	110
Net loss	—	—	—	—	(89)	—	—	(89)
Balance at October 31, 2006	24,835	776	256	114,611	(53,010)	664	(3,388)	58,469

See accompanying notes.

CARREKER CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Operating Activities:
Net income (loss)	$(89)	$(950)	$838	$602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	818	793	2,304	2,391
Amortization of capitalized software costs	410	419	1,056	887
Amortization of acquired developed technology	983	1,155	3,207	3,465
Amortization of customer relationships	350	350	1,050	1,050
Amortization of deferred loan costs	—	68	136	203
Stock based compensation	654	247	1,904	505
Minority share of loss in Carretek LLC	(150)	(269)	(477)	(799)
Non-cash charge for merger costs	—	—	—	(32)
Allowance for doubtful accounts	98	95	126	54
Changes in operating assets and liabilities:
Accounts receivable	2,057	3,011	(3,012)	(2,194)
Prepaid expenses and other assets	190	(147)	836	(456)
Accounts payable and accrued expenses	398	708	(245)	(1,898)
Income taxes payable	7	107	(136)	(157)
Deferred revenue	(1,504)	(3,401)	(1,289)	(5,221)
Net cash provided by (used in) operating activities	4,222	2,186	6,298	(1,600)

Investing Activities:
Purchases of property and equipment	(588)	(523)	(2,773)	(1,809)
Purchases of marketable securities	(10,265)	—	(13,765)	(4,600)
Sales of marketable securities	3,200	100	5,500	100
Software development costs capitalized	(265)	—	(1,509)	(690)
Net cash used in investing activities	(7,918)	(423)	(12,547)	(6,999)

Financing Activities:
Proceeds from exercises of stock options	110	276	393	542
Purchase of treasury stock	—	(6)	—	(3,228)
Proceeds from minority shareholder equity contributions to Carretek LLC	220	380	420	931
Net cash provided by (used in) financing activities	330	650	813	(1,755)
Net increase (decrease) in cash and cash equivalents	(3,366)	2,413	(5,436)	(10,354)
Cash and cash equivalents at beginning of period	27,614	21,749	29,684	34,516
Cash and cash equivalents at end of period	$24,248	$24,162	$24,248	$24,162

Supplemental disclosures of cash flow information:
Cash paid for interest	$13	$39	$89	$115
Cash paid for income taxes, net	$48	$16	$412	$443

See accompanying notes.

Carreker Corporation

Notes to Condensed Consolidated Unaudited Financial Statements
For the Three and Nine Months Ended October 31, 2006

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

The accompanying condensed consolidated unaudited financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting.  The accompanying financial statements reflect all adjustments (consisting of normal recurring entries) which in the opinion of management are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the three and nine months ended October 31, 2006 are not necessarily indicative of full-year results.

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

Marketable securities at October 31, 2006 consist of insured municipal bonds and guaranteed student loan backed debt securities, treasury notes, agency notes and corporate notes with a cost of $13.0 million, which approximates fair value.

Approximately $2.7 million of original maturities of debt securities classified as available for sale at October 31, 2006 were due after 10 years.  All the debt securities are auction rate securities and the interest rates for these investments will adjust to current market rates at each interest reset date, which is typically on at least a monthly basis.  The remainder of the debt securities have original maturities of less than two years.

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

A significant portion of the Company’s business consists of providing consulting services and licensing software to major domestic and international banks, which gives rise to a concentration of credit risk in receivables.  Because the Company’s accounts receivable are typically unsecured, the Company periodically evaluates the collectibility of its accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of receivables.  In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company or if the collection of the receivable becomes doubtful due to a dispute that arises subsequent to the delivery of the Company’s products and services, the Company sets up a reserve in an amount determined appropriate for the perceived risk.  Most of the Company’s contracts include multiple payment milestones, some of which occur in advance of revenue recognition, which mitigates the risk both in terms of collectibility and adjustments to recorded revenue.  During the three months ended October 31, 2006, write-offs of receivables were $12,000.  During the three months ended October 31, 2005, recoveries of receivables were $28,000.  During the nine months ended October 31, 2006 and 2005, write-offs of receivables, net of recoveries, were $31,000 and $14,000, respectively.

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

The components of property and equipment are as follows (in thousands):

	October 31,	January 31,
	2006	2006

Furniture	$5,052	$5,070
Equipment and software	25,032	22,643
Leasehold improvements	1,316	1,284
Total cost	31,400	28,997

Less accumulated depreciation and amortization	(25,037)	(23,050)
Net property and equipment	$6,363	$5,947

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

Capitalized Software Costs and Acquired Developed Technology

The Company capitalizes the development costs of software, other than internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  The Company’s policy is to capitalize software development costs incurred in developing a product once technological feasibility of the product has been established. Technological feasibility of the product is determined after completion of a detailed program design and a determination has been made that any uncertainties related to high-risk development issues have been resolved. If the process of developing the product does not include a detail program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs are amortized using an amount determined as the greater of: (1) the ratio that current gross revenues for a capitalized software product bears to the total of current and estimated future gross revenues for that project or (2) the straight-line method over the estimated remaining economic life of the product (generally three to five years). The Company capitalized $265,000 and $0 in the three months ended October 31, 2006 and 2005, respectively.  The Company capitalized $1.5 million and $690,000 in the nine months ended October 31, 2006 and 2005, respectively.  The software development efforts in both periods were related to several new Cash and Risk solutions within the Global Payments Technologies business segment, along with two new offerings within the Revenue Enhancement business segment.

The Company recorded amortization relating to software development costs capitalized of $410,000 and $419,000 in the three months ended October 31, 2006 and 2005, respectively.  The Company recorded amortization relating to software development costs capitalized of $1.1 million and $887,000 in the nine months ended October 31, 2006 and 2005, respectively.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

Acquired developed technology includes purchased technology intangible assets associated with acquisitions.  These purchased technology intangibles are initially recorded based on fair value assigned at the time of acquisition.

Acquired developed technology with a useful life of 3-6 years is amortized on a straight-line basis, resulting in amortization expense of $983,000 and $1.2 million for the three months ended October 31, 2006 and 2005, respectively, and $3.2 million and $3.5 million for the nine months ended October 31, 2006 and 2005.  Amortization expense is recorded as a component of cost of software license fees in the accompanying consolidated statements of operations.

The following table sets forth the estimated amortization expense of capitalized software costs and acquired developed technology for the indicated fiscal years ending January 31 (in thousands):

Year	Capitalized Software Costs	Acquired Developed Technology

Remainder of 2007	$338	$900
2008	1,170	1,200
2009	672	—
2010	170	—

The table does not include the estimated amortization expense for $864,000 of capitalized software products that are currently being developed, and for which amortization has not commenced.

The Company continually monitors the net realizable value of software capitalized and acquired developed technology for factors that would indicate impairment such as a decline in demand or a loss of a significant customer.  During the quarterly period ended January 31, 2006, the Company performed its annual formal evaluation for impairment and determined that the carrying amount of these assets was not impaired and has subsequently noted no factors in the nine months ended October 31, 2006 that would indicate impairment.

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

Royalties

The Company is required to pay royalties in connection with software license, maintenance, and consulting agreements entered into with certain customers under which the Company acquired third party software technology or other intellectual property used in products and services sold to its customers.  Under these arrangements, the Company recognizes royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20% to 70% of the associated revenues.  Approximately $686,000 and $665,000 of royalty expense was recorded under these agreements in the three months ended October 31, 2006 and 2005, respectively, and $1.7 million and $1.4 million of royalty expense was recorded under these agreements in the nine months ended October 31, 2006 and 2005.  Royalty expense is primarily included as a component of the cost of software license revenues; however, certain amounts are also included in cost of consulting revenues and cost of software maintenance revenues in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts paid by customers under terms specified in consulting, software licensing, and maintenance contracts for which completion of contractual terms or delivery of the software has not occurred.

Deferred revenue consists of the following (in thousands):

	October 31,	January 31,
	2006	2006

Deferred software maintenance fees	$20,484	$39,343
Deferred software implementation and license fees	11,321	15,769
	31,805	55,112
Less amounts not yet collected	(13,943)	(35,961)
Net deferred revenue	$17,862	$19,151

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

Other income (expense)

Other income (expense) is comprised of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Minority share of net loss of Carretek LLC	$150	$269	$477	$799
Foreign exchange gains (losses)	(18)	12	175	(89)
Other	2	2	(3)	8
Total	$134	$283	$649	$718

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

As a result of adopting SFAS 123(R) on February 1, 2006, the Company’s net income for the three and nine months ended October 31, 2006 is $351,000 and $1.1 million lower, respectively, than if it had continued to account for share-based compensation under APB 25.  Basic earnings per share for the three and nine months ended October 31, 2006 are $0.01 and $0.05 lower, respectively, and diluted earnings per share for the three and nine months ended October 31, 2006 are $0.01 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  A summary of the weighted average assumptions and results for options granted during the three and nine months ended October 31, 2006 are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Volatility	0.608	0.904	0.704	0.857
Weighted-average expected lives (years)	5.400	5.000	4.700	4.300
Expected dividend yields	—	—	—	—
Weighted-average risk-free interest rates	5.07%	4.00%	5.03%	3.94%
Weighted-average fair value of options granted	$4.94	$4.63	$4.23	$3.93

Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123(R) for the three and nine months ended October 31, 2006 and 2005 which is recorded in the statement of operations as follows (in thousands):

	Three Months Ended October 31, 2006			Nine Months Ended October 31, 2006
	Unvested Stock Options	Unvested Restricted Common Stock	Total	Unvested Stock Options	Unvested Restricted Common Stock	Total

Cost of revenues	$41	$101	$142	$175	$285	$460
Selling, general and administrative expense	310	188	498	887	504	1,391
Research and development expense	—	14	14	11	42	53
Total share-based compensation	$351	$303	$654	$1,073	$831	$1,904

	Three Months Ended October 31, 2005			Nine Months Ended October 31, 2005
	Unvested Stock Options	Unvested Restricted Common Stock	Total	Unvested Stock Options	Unvested Restricted Common Stock	Total

Cost of revenues	$—	$81	$81	$—	$208	$208
Selling, general and administrative expense	—	150	150	—	267	267
Research and development expense	—	16	16	—	30	30
Total share-based compensation	$—	$247	$247	$—	$505	$505

At October 31, 2006, the Company had unvested options to purchase 695,156 shares with a weighted average grant date fair value of $4.00.  Additionally, the Company had 776,379 shares of unvested restricted common stock with a weighted average fair value on the dates the awards were granted of $6.22.

The unrecognized compensation costs are expected to be amortized over the following indicated fiscal years ending January 31 (in thousands):

	Unvested Stock Options	Unvested Restricted Common Stock	Total

Remainder of 2007	$340	$304	$644
2008	1,036	1,215	2,251
2009	519	1,125	1,644
2010	130	851	981
2011	—	456	456
2012	—	78	78
Total	$2,025	$4,029	$6,054

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

Stock option transactions during the nine months ended October 31, 2006 were as follows (dollars and share data in thousands):

	Nine Months Ended October 31, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Stock options outstanding at the beginning of the period	3,781	$8.44	—	—
Granted	394	6.52	—	—
Exercised	(87)	4.55	—	—
Forfeited	(95)	8.93	—	—
Stock options outstanding at the end of the period	3,993	$8.33	4.27	$3,593

Stock options vested and exercisable at the end of the period	3,298	$8.82	4.11	$2,605

Other information pertaining to option activity during the nine months ended October 31, 2006 was as follows (dollars in thousands, except per share data):

Weighted average grant-date fair value of options granted	$4.23
Total fair value of stock options vested	$1,665
Total intrinsic value of stock options exercised	$191

Information related to options outstanding at October 31, 2006 is summarized below (option amounts in thousands):

Range of Exercise Price	Options Outstanding at October 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Vested and Exercisable at October 31, 2006	Weighted Average Exercise Price of Vested and Exercisable Options
$3.00 to $4.97	996	$4.63	4.05	818	$4.68
$5.00 to $7.79	943	6.38	5.75	445	6.37
$8.00 to $9.88	784	8.63	3.81	784	8.63
$10.00 to $25.44	1,270	12.49	3.63	1,251	12.52
	3,993	$8.33	4.27	3,298	$8.82

As of October 31, 2006, the Company has reserved for issuance under its stock-based compensation plans 5,168,694 shares of common stock, of which 3,993,368 shares are subject to currently outstanding options to employees and directors, and 1,175,326 shares are reserved for future awards.

Restricted Common Stock Activity

For the stock compensation expense related to the restricted common stock issued to employees and officers, the Company is amortizing the compensation expense on a straight line basis over the period that the restrictions on the common stock lapse.  The Company recorded $303,000 and $247,000 of compensation expense related to the restricted common stock during the three months ended October 31, 2006 and 2005, respectively, and $831,000 and $505,000 for the nine months ended October 31, 2006 and 2005, respectively.  Restricted common stock transactions during the nine months ended October 31, 2006 were as follows (number of shares in thousands):

	Nine Months Ended October 31, 2006
	Number of Shares	Weighted Average Grant Date Fair Value

Restricted common stock unvested at the beginning of the period	732	$6.14
Granted	215	6.35
Vested and released	(152)	5.99
Forfeited	(19)	6.39
Restricted common stock unvested at the end of the period	776	$6.22

Prior Period Proforma Presentations

Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123(R), net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	October 31, 2005	October 31, 2005

Net income (loss), as reported	$(950)	$602
Stock compensation expense recorded under the intrinsic value method	247	505
Pro forma stock compensation expense computed under the fair value method	(1,097)	(2,891)
Pro forma net loss	$(1,800)	$(1,784)

Basic earnings (loss) per common share, as reported	$(0.04)	$0.03
Diluted earnings (loss) per common share, as reported	$(0.04)	$0.03
Pro forma basic loss per common share	$(0.08)	$(0.07)
Pro forma diluted loss per common share	$(0.08)	$(0.07)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company on February 1, 2008. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations, but do not believe the impact of the adoption will be material.

3.     Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Other intangible assets, which include acquired developed technology and customer relationships, are amortized over their estimated useful lives.

Customer relationships, obtained in the acquisition of Check Solutions in June 2001, with finite useful lives are amortized on a straight-line basis, which resulted in amortization expense of $350,000 during the three months ended October 31, 2006 and 2005, and $1.1 million during the nine months ended October 31, 2006 and 2005.

The following table sets forth the estimated amortization expense of customer relationships for the indicated fiscal years ending January 31 (in thousands):

Year	Amount

Remainder of 2007	$350
2008	467

During the fourth quarter of the year ended January 31, 2006, the Company performed its annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and subsequently has noted no factors that would indicate impairment.

4.     Revolving Credit Agreement

The Company had been a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million and a maturity date of July 31, 2006.  The Company chose not to renew the credit facility, which expired by its terms on July 31, 2006, as current cash on hand, marketable securities and cash generated from operations are believed to be sufficient to meet the Company’s cash requirements for the foreseeable future.  By not renewing the facility, the Company will be able to avoid certain fees and expenses associated with renewing and maintaining a line of credit.

Interest expense, including the commitment fee and exclusive of the amortization of deferred loan costs on the credit agreement, was $0 and $54,000 for the three months ended October 31, 2006 and 2005, respectively, and $76,000 and $130,000 for the nine months ended October 31, 2006 and 2005, respectively.

5.     Provision for Income Taxes

The Company has established a valuation allowance to reserve its net deferred tax assets at October 31, 2006 because of the Company’s inconsistent history of generating profitable operations and taxable income.  The tax provision was computed based on actual results by jurisdiction which resulted in a foreign tax provision of $100,000 and $102,000 for the three months ended October 31, 2006 and 2005, respectively, and $314,000 and $270,000 for the nine months ended October 31, 2006 and 2005, respectively.  In addition to the provision for foreign taxes, the Company recorded $20,000 and $15,000 of U.S. Federal and State tax expense in the nine months ended October 31, 2006 and 2005, respectively, for alternative minimum tax purposes.

6.     Benefit Plans

401(k) Plan

The Company has adopted a plan pursuant to Section 401(k) of the Internal Revenue Code (“the Code”) whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. Employer matching contributions amounted to $213,000 and $215,000 for the three months ended October 31, 2006 and 2005, respectively, and $756,000 and $820,000 for the nine months ended October 31, 2006 and 2005, respectively. The Company may make additional contributions at the discretion of the Board of Directors.  No discretionary contributions were made during the three and nine months ended October 31, 2006 and 2005.

Incentive Compensation Plans

The Carreker Incentive Bonus Plan (“CIBP”) awards employees bonuses based on the Company’s or the applicable business unit’s operating results.  Substantially all employees are eligible to receive cash awards under the CIBP.  Awards from this plan are paid to employees subsequent to the end of the fiscal year.  The Company’s Compensation Committee of the Board of Directors has the authority to determine the final amount of the bonus that is ultimately paid to the officers of the Company.  In the three months ended October 31, 2006 and 2005, the Company reversed expense under this plan of approximately $39,000 and recorded expense of $364,000, respectively.  In the nine months ended October 31, 2006 and 2005, the Company recorded expense under this plan of approximately $465,000 and $627,000, respectively.

7.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Basic earnings (loss) per share:
Net income (loss)	$(89)	$(950)	$838	$602

Weighted average shares outstanding	24,159	23,906	24,029	24,152

Basic earnings (loss) per share	$0.00	$(0.04)	$0.03	$0.03

Diluted earnings per share:
Net income (loss)	$(89)	$(950)	$838	$602

Weighted average shares outstanding	24,159	23,906	24,029	24,152
Assumed conversion of employee stock options and unvested restricted stock	—	—	427	401
Shares used in diluted earnings (loss) per share calculation	24,159	23,906	24,456	24,553

Diluted earnings (loss) per share	$0.00	$(0.04)	$0.03	$0.03

Options for 3,993,368 shares and 3,870,944 shares for the three months ended October 31, 2006 and 2005, respectively, and 2,532,374 shares and 2,608,263 shares for the nine months ended October 31, 2006 and 2005, respectively, have been excluded from the diluted earnings per share computation as the options were anti-dilutive.

8.     Commitments and Contingencies

The Company is periodically involved in litigation and claims which arise in the normal course of business.  In management’s opinion, no pending proceeding is reasonably expected to have a material adverse effect on the Company’s financial position or results of operations.

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

	Three months ended October 31, 2006
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$8,001	$97	$841	$—	$—	$8,939
Software license	72	2,759	33	—	—	2,864
Software maintenance	77	10,903	218	—	—	11,198
Software implementation and other services	394	3,201	281	—	—	3,876
Outsourcing services	—	—	—	511	—	511
Out-of-pocket expense reimbursements	345	455	87	—	—	887
Total revenues	$8,889	$17,415	$1,460	$511	$—	$28,275

Income (loss) from operations	$3,125	$2,130	$147	$(299)	$(5,618)	$(515)

	Three months ended October 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$6,371	$—	$349	$—	$—	$6,720
Software license	235	5,056	31	—	—	5,322
Software maintenance	286	10,325	211	—	—	10,822
Software implementation and other services	811	3,370	404	—	—	4,585
Outsourcing services	—	—	—	220	—	220
Out-of-pocket expense reimbursements	326	297	78	—	—	701
Total revenues	$8,029	$19,048	$1,073	$220	$—	$28,370

Income (loss) from operations	$2,197	$2,412	$(208)	$(544)	$(5,051)	$(1,194)

	Nine months ended October 31, 2006
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$21,770	$359	$2,207	$—	$—	$24,336
Software license	320	10,289	305	—	—	10,914
Software maintenance	241	31,928	680	—	—	32,849
Software implementation and other services	1,570	9,805	885	—	—	12,260
Outsourcing services	—	—	—	1,551	—	1,551
Out-of-pocket expense reimbursements	939	1,153	321	—	—	2,413
Total revenues	$24,840	$53,534	$4,398	$1,551	$—	$84,323

Income (loss) from operations	$8,258	$8,312	$424	$(951)	$(16,379)	$(336)

	Nine months ended October 31, 2005
	Revenue Enhancement	Global Payments Technologies	Global Payments Consulting	Business Process Outsourcing	Corporate Unallocated	Total
Revenues
Consulting	$22,925	$53	$1,562	$—	$—	$24,540
Software license	788	11,528	147	—	—	12,463
Software maintenance	551	31,506	653	—	—	32,710
Software implementation and other services	2,463	10,442	706	—	—	13,611
Outsourcing services	—	—	—	718	—	718
Out-of-pocket expense reimbursements	1,198	968	280	—	—	2,446
Total revenues	$27,925	$54,497	$3,348	$718	$—	$86,488

Income (loss) from operations	$11,605	$6,175	$(500)	$(1,601)	$(15,671)	$8

During the year ended January 31, 2004, the Company formed Carretek LLC (Carretek), in which it owns a 51% interest, to offer financial institutions offshore-centric outsourcing of their business processes and IT services needs.  During July 2004, Carretek signed its first contract to perform outsourced services with a customer.

The 49% share relating to the minority interest in the Carretek losses, which was $150,000 and $269,000 for the three months ended October 31, 2006 and 2005, respectively, and $477,000 and $799,000 for the nine months ended October 31, 2006 and 2005, respectively, was recorded in other income in the accompanying consolidated statements of operations.  The Company and its partner have funded Carretek to date in the aggregate amount of $5.4 million of equity.  Carretek’s operations are included in our business process outsourcing segment.

The following table summarizes revenues, exclusive of out-of-pocket expense reimbursements, derived from the Company’s largest customer and top five customers during the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Single customer	13.3%	13.0%	12.2%	12.4%
Top five customers	41.2%	41.3%	37.2%	35.1%

National City accounted for approximately 13.3% of total revenues during the three months ended October 31, 2006 and Wells Fargo accounted for approximately 13.0% of total revenues during the three months ended October 31, 2005.  U.S. Bank accounted for approximately 12.2% of total revenues during the nine months ended October 31, 2006 and Wells Fargo accounted for approximately 12.4% of total revenues during the nine months ended October 31, 2005.

The Company markets its solutions in several foreign countries.  Revenues, exclusive of out-of-pocket expense reimbursements, attributed to countries based on the location of the customers were as follows (in thousands):

	Three Months Ended
	October 31, 2006		October 31, 2005
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$21,624	79%	$19,993	72%
Europe	1,450	5	3,646	13
Canada	2,617	10	1,800	7
Asia Pacific	1,177	4	1,428	5
South Africa	198	1	142	1
Other	322	1	660	2
Total revenues	$27,388	100%	$27,669	100%

	Nine Months Ended
	October 31, 2006		October 31, 2005
	Amount	Percent of total revenues	Amount	Percent of total revenues
United States	$66,359	81%	$60,838	72%
Europe	3,817	5	7,113	9
Canada	6,482	8	5,223	6
Asia Pacific	3,519	4	4,227	5
South Africa	551	1	4,563	6
Other	1,182	1	2,078	2
Total revenues	$81,910	100%	$84,042	100%

10.  Restructuring and Other Charges

There were no restructuring and other charges recorded during fiscal 2006.  However, in Q1 2005, the Company recorded $127,000 in restructuring and other charges, principally associated with the separation of six employees.  Additionally in Q1 2005, the Company also lowered its estimate by $32,000 for the costs associated with the discontinuance of one of our software offerings originally recorded in January 2004.  In Q2 2005, the Company recorded $28,000 in restructuring and other charges, principally associated with the separation of 2 employees.  Finally, in Q3 2005, the Company recorded $780,000 in restructuring and other charges, principally associated with the separation of 29 employees primarily within the GPT business segment.

The activity related to the accrued merger and restructuring costs during the three and nine months ended October 31, 2006 is as follows (in thousands):

	Workforce Reductions	CheckFlow Suite	Other	Total

Reserve balance at January 31, 2006	$87	$200	$47	$334
Cash paid	(87)	—	(35)	(122)
Reserve balance at October 31, 2006	$—	$200	$12	$212

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

Overview

Since 1978, Carreker Corporation has designed, developed, sold and delivered payments-related software and consulting solutions to financial institutions and financial service providers.  More recently, we have introduced a business process outsourcing solution to our customers.  Our products and services address a broad spectrum of payment activities and are designed to help our clients enhance the performance of their payments businesses; improve operational efficiency in payments processing; enhance revenue and profitability from payments-oriented products and services; reduce losses associated with fraudulent payment transactions; facilitate compliance with risk-related laws and regulations; and/or maximize clients’ customer income streams by aligning their customer interactions and products with customer needs.  Carreker employed a total of 495 employees at October 31, 2006.

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

Global Payments Technologies.  This division is responsible for design, development, sales, and support of our technology solutions.  The division has three lines of business with distinct solution offerings:  Risk solutions, Payments solutions and Cash & Logistics solutions.  Revenue is primarily derived from license fees, implementation fees and maintenance fees.  As of October 31, 2006, GPT had 282 employees.

Revenue Enhancement.  This highly specialized division provides consulting and software solutions focused on increasing clients’ revenue streams.  Areas of expertise include fee income, market segmentation, management of customer price structures, account retention, account acquisition and profitability.  A majority of the revenue generated by this division is through benefit-sharing agreements with our customers, recorded as consulting revenue along with license fees, maintenance fees and implementation fees from our CVE software offering.  As of October 31, 2006, RevE had 87 employees.

Global Payments Consulting.  The objective of this professional services division is to provide our clients with “applied thought leadership” related to the business of payments.  Revenue in the GPC division is primarily derived through the delivery of consulting services offered primarily on a time and materials basis to our clients, along with the license fees, maintenance fees and services fees associated with our Float Pricing System software offering and Payments Clearing Model product offering.  As of October 31, 2006, GPC had 22 employees.

Business Process Outsourcing.  In fiscal 2003 we formed Carretek.  Carretek is a transformational business outsourcer for information technology and payment and transaction processing jointly owned by Carreker Corporation and Majesco Software, Inc., the U.S. subsidiary of Mastek Limited, a leading Indian outsourcing company with global operations.  As of October 31, 2006, 2 of the Company’s U.S. based employees and 123 offshore personnel of Mastek Limited were seconded to Carretek on a contract basis.

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

Operating Expenses.  Operating expenses, including selling, general and administrative and research and development, are substantially driven by personnel and overhead expenses.  Other significant operating expenses that we monitor include professional fees, use of contractors, travel, insurance and office services expenses.  As of October 31, 2006, the Corporate Account Relationship Management and Marketing staff had 20 employees, and the Corporate staff which includes Executive Management, Legal, Finance and Accounting, Human Resources, Facilities and IT had 82 employees.

Liquidity and Cash Flows.  Cash and cash equivalents at October 31, 2006 and January 31, 2006 totaled $24.2 million and $29.7 million, respectively.  In addition, we had $13.0 million of marketable debt securities at October 31, 2006, as compared to $4.7 million at January 31, 2006.  We did not renew our revolving credit agreement which expired by its terms on July 31, 2006 as current cash on hand, marketable securities and our cash projected to be generated from operations are believed to be sufficient to meet our cash requirements for the foreseeable future.

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

NeXGen Remittance

Conventional Check Capture	An extensive array of enhancement products that add flexibility and usability to IBM’s Check Processing Control System (CPCS) and the IBM 3890/XP series of Document Processors.	Conventional Capture Products, CPCS Enhancements Products, XP/Productivity Tools, Platform Emulation, NeXGen Settlement, NeXGen Balancing, and LTA (Large Table Access)

Solution	Description	Products Offered

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

Solution	Description	Products Offered

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

•      Payment channel risk mitigation

•      Image exchange planning

•      Strategic Sourcing evaluation

•      Issue Recovery Services

•      Managed Services for Float management / clearing optimization

The GPC division also contains the license, maintenance and services revenue for the following product areas:

•                          Float Management software products – Float Pricing System, Payments Clearing Model and Float and Pricing Profitability application – for managing and reporting a bank’s float profitability through analysis and pricing of workflow, check clearing operations and customer allocation methodologies.  These products also provide critical activity summaries, aid in creating multiple availability and pricing schedules, and pinpoint the cost/profitability of transactions or relationships.

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

Executive Summary

Comparison of Three Months Ended October 31, 2006 (“Q3 2006”) to Three Months Ended October 31, 2005 (“Q3 2005”) and Nine Months Ended October 31, 2006 (“YTD 2006”) to Nine Months Ended October 31, 2005 (“YTD 2005”)

Our consolidated revenues decreased $95,000, or 0.3%, to $28.3 million in Q3 2006 as compared to $28.4 million in Q3 2005, and our revenues declined $2.2 million, or 2.5%, to $84.3 million in YTD 2006 as compared to $86.5 million in YTD 2005.  Our net loss decreased $861,000 to a net loss of $89,000 in Q3 2006 as compared to a net loss of $950,000 in Q3 2005 and our net income increased $236,000, or 39.2%, to $838,000 in YTD 2006 as compared to $602,000 in YTD 2005.

The decrease in our revenue on a quarterly basis was primarily the result of a decline in software license revenue within our GPT business segment which was almost completely offset by increased domestic contingent fee revenue associated with our RevE business segment, along with smaller revenue increases within both the GPC and Business Processing Outsourcing business segments.  The decline in our revenue on a YTD basis was primarily the result of declines in our international contingent fee revenue within our RevE business segment, along with a decline in software license revenue within our GPT business segment.  These revenue declines were partially offset by increased revenue within our GPC business segment and also increased transaction volume within our Business Process Outsourcing business segment.

Our cost of revenues totaled $14.8 million in each of Q3 2006 and Q3 2005.  On a YTD basis, our cost of revenues declined $216,000, or 0.5%, to $43.1 million in YTD 2006 as compared to $43.4 million in YTD 2005.  With relatively flat revenue and cost of revenues, gross profit decreased slightly to 47.5% in Q3 2006 as compared to 47.8% in Q3 2005.  Due to the decline in revenue in YTD 2006 as compared to YTD 2005, gross profit percentage declined to 48.8% as compared to 49.9%, respectively.

Total operating expenses declined $809,000, or 5.5%, to $14.0 million in Q3 2006 as compared to $14.8 million in Q3 2005, and operating expenses declined $1.6 million, or 3.7%, to $41.5 million in YTD 2006 as compared to $43.1 million in YTD 2005.  On a quarterly basis, the decline in total operating costs and expenses was primarily associated with a $780,000 restructuring charge which related to the severance and other personnel costs for 29 employees terminated in Q3 2005 primarily within the GPT business segment.  On a YTD basis, the decline in operating costs and expenses was primarily associated with a $903,000 decline in restructuring and other charges, along with lesser declines in both selling, general and administrative costs and research and development costs.

Cash and cash equivalents, along with marketable securities, increased to $37.2 million at October 31, 2006 which is an increase of $3.7 million and $2.8 million as compared to July 31, 2006 and January 31, 2006, respectively.

We expect that revenue and net income for Q4 2006 will be the highest of any quarter of the 2006 fiscal year though the increase is not expected to be significant enough for us to achieve the 9 to 16% Income from Operations goal that we had previously set for Q4 2006.  We anticipate achieving the target operating range in fiscal 2007.  Full year revenue for fiscal 2006 is expected to be relatively flat compared to fiscal 2005 but with improved profitability. We expect year over year sales backlog growth, which combined with current sales activity will position us for revenue growth and improved profitability in fiscal 2007.

Results of Operations

Comparison of Three Months Ended October 31, 2006 (“Q3 2006”) to Three Months Ended October 31, 2005 (“Q3 2005”) and Nine Months Ended October 31, 2006 (“YTD 2006”) to Nine Months Ended October 31, 2005 (“YTD 2005”)

Revenues

Revenues by Segment ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Revenue Enhancement	$8,889	$8,029	$860	10.7%	$24,840	$27,925	$(3,085)	(11.0)%
Global Payments Technologies	17,415	19,048	(1,633)	(8.6)	53,534	54,497	(963)	(1.8)
Global Payments Consulting	1,460	1,073	387	36.1	4,398	3,348	1,050	31.4
Business Process Outsourcing	511	220	291	132.3	1,551	718	833	116.0

Total Revenues	$28,275	$28,370	$(95)	(0.3)%	$84,323	$86,488	$(2,165)	(2.5)%

Overall, total revenue decreased $95,000, or 0.3%, to $28.3 million in Q3 2006 as compared to $28.4 million in Q3 2005 and total revenue declined $2.2 million, or 2.5%, to $84.3 million in YTD 2006 as compared to $86.5 million in YTD 2005.

Our RevE segment revenues increased $860,000, or 10.7%, on a quarterly basis and has declined $3.1 million, or 11.0%, on a YTD basis.  RevE’s traditional contingent consulting revenues increased $1.6 million, or 25.6%, on a quarterly basis and declined $1.2 million, or 5.0%, on a YTD basis.  The increase in revenue is primarily the result of an increase in domestic consulting revenue in Q3 2006.  The decline on a YTD basis is primarily the result of lower sales activity during fiscal 2005 in both our domestic and international markets, which negatively impacted the first two quarters of fiscal 2006 revenues.  In Q3 2006, approximately $3.2 million, or 35.5%, and in YTD 2006 approximately $8.2 million, or 33.0%, of RevE’s total revenue was derived from a single consulting engagement.  Additionally, the software license, maintenance, implementation and other services revenue derived from RevE’s CVE proprietary sales management offering declined approximately $790,000, or 59.3%, to $543,000 in Q3 2006 as compared to $1.3 million in Q3 2005 and declined approximately $1.7 million, or 44.0%, to $2.1 million in YTD 2006 as compared to $3.8 million in YTD 2005, due primarily to a decline in active engagements.

Our GPT segment revenue declined on a quarterly basis, primarily as the result of decreased software license revenue within all three of GPT’s primary solution groups of Payments, Cash and Risk.  These declines were partially offset by increased maintenance revenue, particularly within the Payments solutions group.  On a YTD basis, the decline in revenue is primarily related to a decrease in software license revenue within our Cash and Risk solutions groups; however, this decline was partially offset by an increase in software license revenue within the Payments solutions group.  In Q2 2006, a single GPT customer expanded its license for both the Check Image Archive and IRD Author solutions within the Payment Solutions group.  The expansion resulted in approximately $2.3 million of software license revenue in Q2 2006.

Our GPC segment revenue increased on both a quarterly and YTD basis.  GPC has intensified its sales focus as we completed the repositioning of this business to focus on enterprise-wide payment electronification strategies, image enablement planning and integration and risk mitigation.  The primarily driver of the increased revenue was related to renewed demand for our Float Management related consulting software and services solutions.  The demand for these products and services has increased due to the rise in interest rates, along with the introduction of new managed Float service offerings.  Additionally, GPC introduced a new Payments Modeling application in fiscal 2006.

Our outsourcing revenue is derived through Carretek, our 51% owned business which offers outsourcing for information technology and payment and transaction processing.  Carretek was formed in fiscal 2003 and signed its first customer agreement in the second quarter of fiscal 2004.  In 2005 and 2006, we increased staffing under our initial contract and expanded our scope with this single customer to include a second and third set of transaction processing functions which has significantly increased revenue on both a quarterly and YTD basis in fiscal 2006 as compared to fiscal 2005.  Future outsourcing revenue growth is contingent on increasing our scope with our existing customer or closing contracts with additional customers.

Consulting ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Consulting	$8,939	$6,720	$2,219	33.0%	$24,336	$24,540	$(204)	(0.8)%

Most of our consulting revenues are derived from our RevE business segment.  Consulting revenues derived from our RevE segment increased $1.6 million, or 25.6%, to $8.0 million in Q3 2006 as compared to $6.4 million in Q3 2005, and declined $1.2 million, or 5.0%, to $21.8 million in YTD 2006 as compared to $22.9 million in YTD 2005.  Within RevE, we continue to focus on maximizing the value to our existing customer base while expanding our expertise to new customers, both domestically and internationally.  RevE is in the early phases of several large, long-term international engagements in which the consulting revenue has yet to be realized.

Consulting revenues derived from our GPC segment increased $492,000, or 141.0%, to $841,000 in Q3 2006 as compared to $349,000 in Q3 2005, and increased $645,000, or 41.3%, to $2.2 million in YTD 2006 as compared to $1.6 million in YTD 2005.  The increase can be attributed to renewed demand for our Float Management related consulting and service offerings.

Software License ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Software License	$2,864	$5,322	$(2,458)	(46.2)%	$10,914	$12,463	$(1,549)	(12.4)%

Most of our software license revenues are derived from our GPT business segment.  Software license revenues from our GPT business segment declined $2.3 million, or 45.4%, to $2.8 million in Q3 2006 as compared to $5.1 million in Q3 2005, and declined $1.2 million, or 10.7%, to $10.3 million in YTD 2006 as compared to $11.5 million in YTD 2005.

Within GPT, the quarterly software license decrease was spread among all three solutions:  Payments, Cash and Risk.  Within our Payments solutions suite of products, especially those products which were designed to address Check Image Exchange made possible by the Check 21 legislation, we have continued to have isolated success with several of our key customers since these products were introduced in fiscal 2004 and fiscal 2005; new remote deposit capture products designed for branch, corporate and ATM deposits have been introduced in fiscal 2006.  While our sales prospects have increased in fiscal 2006, sales closure and revenue recognition have taken longer than expected.  Both Cash and Risk have recently introduced several new product offerings, such as Matchpoint, Trackpoint and Fraud Manager, and have had relatively good success within their markets; however, because of our accounting policies for new products, along with contractual terms, the software revenue from these products is deferred until the products are accepted by the customers.  On a YTD basis, the software license decreases within Cash and Risk have been partially offset by an increase in Payments related software license revenue.  In Q2 2006, a single GPT customer expanded its license for both the Check Image Archive and IRD Author solutions within the Payment Solutions group.  This expansion resulted in approximately $2.3 million of software license revenue in Q2 2006 as no software implementation or other services were required.

The GPC business segment software license revenues were flat in Q3 2006 as compared to Q3 2005 and increased $158,000, or 107.5%, to $305,000 in YTD 2006 as compared to $147,000 in YTD 2005.  The YTD increase is primarily due to the introduction of a new Payments Modeling application and renewed demand for our Float Management products.

The software license revenue derived from our CVE product offering within our RevE business segment declined $163,000, or 69.4%, to $72,000 in Q3 2006 as compared to $235,000 in Q3 2005, and declined $468,000, or 59.4%, to $320,000 in YTD 2006 as compared to $788,000 in YTD 2005.  This decline is the result of less active engagements; however, RevE’s strategy changed in fiscal 2006 to focus less on marketing CVE’s traditional software licenses and putting more emphasis on its consulting and other services, such as training.  We believe this change in strategy will lead to an expansion of our overall CVE offering revenues in the future.

Software Maintenance ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Software Maintenance	$11,198	$10,822	$376	3.5%	$32,849	$32,710	$139	0.4%

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

Software Implementation and Other Services ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Software Implementation and Other Services	$3,876	$4,585	$(709)	(15.5)%	$12,260	$13,611	$(1,351)	(9.9)%

In the majority of our software customer arrangements, installation services are provided to the customer.  Most of our software implementation fees are derived from our GPT business segment.  The software implementation and other services revenue derived from GPT declined $169,000, or 5.0%, to $3.2 million in Q3 2006 as compared to $3.4 million in Q3 2005, and declined $637,000, or 6.1%, to $9.8 million in YTD 2006 as compared to $10.4 million in YTD 2005.  The decline within GPT, on both a quarterly and YTD basis, was primarily within the Payments product offerings offset by increases within both Cash and Risk product offerings

RevE’s CVE software implementation and other services declined $417,000, or 51.4%, to $394,000 in Q3 2006 as compared to $811,000 in Q3 2005, and declined $893,000, or 36.2%, to $1.6 million in YTD 2006 as compared to $2.5 million in YTD 2005.  This decline is related to fewer CVE revenue producing engagements and CVE’s change in product strategy discussed under “Software License” above.

GPC’s software implementation and other services revenue was relatively flat on both a quarterly and YTD basis.

Outsourcing Services ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Outsourcing Services	$511	$220	$291	132.3%	$1,551	$718	$833	116.0%

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

Out-of-Pocket Expense Reimbursements ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Out-of-Pocket Expense Reimbursements	$887	$701	$186	26.5%	$2,413	$2,446	$(33)	(1.3)%

These reimbursements tend to fluctuate period to period and the increase in amount of out-of-pocket expense reimbursements on a quarterly basis is primarily the result of increased expenses within our GPT business segment.

Cost of Revenues

Cost of Revenues by Segment ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Revenue Enhancement	$5,120	$5,185	$(65)	(1.3)%	$14,946	$14,566	$380	2.6%
% of revenue	57.6%	64.6%			60.2%	52.2%

Global Payments Technologies	$8,370	$8,303	$67	0.8%	$24,026	$24,694	$(668)	(2.7)%
% of revenue	48.1%	43.6%			44.9%	45.3%

Global Payments Consulting	$930	$887	$43	4.8%	$2,766	$2,661	$105	3.9%
% of revenue	63.7%	82.7%			62.9%	79.5%

Business Process Outsourcing	$414	$424	$(10)	(2.4)%	$1,404	$1,437	$(33)	(2.3)%
% of revenue	81.0%	192.7%			90.5%	200.1%

Total Cost of Revenues	$14,834	$14,799	$35	0.2%	$43,142	$43,358	$(216)	(0.5)%
% of revenue	52.5%	52.2%			51.2%	50.1%

In total and by business segment, cost of revenues on an absolute dollar basis remained relatively flat for Q3 2006 and YTD 2006 as compared to Q3 2005 and YTD 2005.  The largest decline on a YTD basis was within GPT and was primarily the result of GPT reducing its workforce by 27 employees in Q3 2005.  RevE’s cost of revenues increased on a YTD basis primarily within cost of consulting, as this group changed its focus and strategy related to its CVE product offering discussed above.

On a quarterly basis, total revenues and total cost of revenues were relatively flat and correspondingly the total cost of revenues as a percentage of total revenue was also flat.  On a YTD basis, the increase in the total cost of revenues as a percentage of total revenue was the result of the overall decline in total revenue exceeding the decline in total cost of revenues.

Cost of Consulting ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Consulting	$5,154	$4,369	$785	18.0%	$14,824	$12,887	$1,937	15.0%
% of consulting revenue	57.7%	65.0%			60.9%	52.5%

The cost of consulting consists primarily of personnel costs related to our consulting engagements within both our RevE and GPC business segments.  The absolute dollar increase in the cost of consulting on a quarterly and YTD basis is the result of RevE’s change in focus and strategy for its CVE offering from traditional software license, software maintenance and software services offering to consulting benchmarking and training offerings.  A 25.6% increase in traditional RevE consulting revenue in Q3 2006, as compared to Q3 2005, decreased the percentage of the cost of consulting as a percentage of consulting revenue in Q3 2006 as compared to Q3 2005; however, on a YTD basis, an increase in cost of consulting within RevE, without an increase in consulting revenue, has increased the cost of consulting as a percentage of consulting revenue.

Cost of Software Licenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Software Licenses	$1,985	$2,155	$(170)	(7.9)%	$5,710	$5,519	$191	3.5%
% of software license revenue	69.3%	40.5%			52.3%	44.3%

The cost of software licenses consists principally of amortization of capitalized and acquired software costs along with royalties payable to third parties.  The cost of software licenses was relatively flat on a quarterly basis and increased on a YTD basis primarily as the result of increased royalty expense due to product mix.  The increase in the cost of software licenses as a percentage of software license revenue, on both a quarterly and YTD basis, is attributed to the decline in software license revenue within GPT discussed above.

In connection with certain software license, maintenance and consulting agreements entered into with some banks and purchase agreements with vendors under which we acquire software technology used in products sold to our customers, we are required to pay royalties on sales of certain software products.  Under these arrangements, we recognize royalty expense when the associated revenue is recognized.  The royalty percentages generally range from 20% to 70% of the associated revenue.  Approximately $586,000 and $569,000 of royalty expense was recorded under these agreements and charged to cost of software licenses in Q3 2006 and Q3 2005, respectively, and $1.4 million and $1.1 million in YTD 2006 and 2005, respectively.  Depending on our future product mix, our margins from software license fees may be impacted by fluctuations in software royalty expense.

Cost of Software Maintenance ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Software Maintenance	$3,154	$3,588	$(434)	(12.1)%	$9,515	$10,999	$(1,484)	(13.5)%
% of software maintenance revenue	28.2%	33.2%			29.0%	33.6%

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

Cost of Software Implementation and Other Services ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Software Implementation and Other Services	$3,167	$3,562	$(395)	(11.1)%	$9,181	$10,217	$(1,036)	(10.1)%
% of software implementation and other services revenue	81.7%	77.7%			74.9%	75.1%

Cost of software implementation consists primarily of personnel and facility costs to provide software implementation and project management support to customer software implementations primarily within our GPT business segment and to a lesser degree our RevE business segment.  The decline in the cost of software implementation and other services on both a quarterly and YTD basis was primarily the result of a decline in personnel costs within our RevE business segments due to the redeployment of CVE resources into consulting related activities.

Cost of Outsourcing Services ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Outsourcing Services	$414	$424	$(10)	(2.4)%	$1,404	$1,437	$(33)	(2.3)%
% of outsourcing services revenue	81.0%	192.7%			90.5%	200.1%

The cost of outsourcing services relates to the operation of Carretek, our 51% owned business outsourcer for information technology and payment and transaction processing.  To date, this business only has a single customer and our scope of business with this single customer includes outsourcing three business functions.  The cost of outsourcing service on both a quarterly and YTD basis is relatively flat.  The decline in the percentage of cost of outsourcing service as a percentage of outsourcing services revenue is primarily the result of increased revenue as two of the outsourced functions ramp up to full capacity on a relatively fixed cost structure.

Out-of-Pocket Expenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Cost of Out-of-Pocket Expenses	$960	$701	$259	36.9%	$2,508	$2,299	$209	9.1%
% of out-of-pocket expense reimbursements	108.2%	100.0%			103.9%	94.0%

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

Operating Costs and Expenses:

Selling, General and Administrative Expenses ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Selling, General and Administrative Expenses	$11,087	$11,191	$(104)	(0.9)%	$33,290	$33,688	$(398)	(1.2)%
% of total revenue	39.2%	39.4%			39.5%	39.0%

Selling, general and administrative expenses generally consist of personnel costs such as salaries, commissions and other incentive compensation along with travel associated with selling, marketing, general management and software management.  Additionally, the provision for doubtful accounts, insurance, including directors and officers liability insurance, as well as professional services, such as legal and accounting expenses, and other related costs are classified within selling, general and administrative expense.  Our selling, general and administrative expenses were essentially flat in absolute dollars on both a quarterly and YTD basis.  However, there were significant changes within the underlying expense categories.  Corporate sales and marketing expenses declined $26,000 on a quarterly basis and $1.1 million on a YTD basis and our business segments also reduced their sales cost by $573,000 on a quarterly basis and $2.0 million on a YTD basis.  These declines were primarily achieved through reduced personnel and personnel related costs.  These cost reductions were offset by increased general and administrative costs of $494,000 on a quarterly basis and $2.7 million on a YTD basis.  The increases in general and administrative costs consist of increased professional fees including legal fees arising out of lawsuits in which we are the plaintiff, and to a lesser extent, increased accounting and other professional fees related to the restatement of our financial statements that was announced in April 2006.  Additionally, in Q1 2006, we began to expense stock-based compensation related to stock options and approximately $249,000 on a quarterly basis and $674,000 YTD 2006 was charged to general and administrative expense.

Selling, general and administrative costs as a percentage of total revenue decreased on a quarterly basis due to both a slight decline in selling, general and administrative expenses along with a slight increase in total revenue.  Selling, general and administrative expense as a percentage of total revenue increased slightly on a YTD basis, primarily as a result of the decrease in revenue exceeding the decline in selling, general and administrative expenses.

Research and Development ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Research and Development Expenses	$2,519	$2,444	$75	3.1%	$7,177	$7,481	$(304)	(4.1)%
% of total revenue	8.9%	8.6%			8.5%	8.6%

Research and development expenses consist primarily of personnel, contract labor, travel and facilities expenses.  Research and development costs are typically limited to development of new software products, or enhancements to existing software products, which extend the product’s life cycle and/or substantially increase its marketability.  The majority of research and development costs were related to new product development within our GPT business segment.

In accordance with SFAS No. 86, “Accounting for Costs of Software to be Sold, Leased or Otherwise Marketed,” we capitalized $265,000 and $0 in Q3 2006 and Q3 2005, respectively, and $1.5 million and $690,000 in YTD 2006 and YTD 2005, respectively.  Software development costs of a product are capitalized from the time technological feasibility is reached until the general release of the product.  We establish technological feasibility through the process of creating a detailed program design and reviewing the detailed program design for any high risk development issues or through the creation of a working model.  Capitalization only occurs if we believe costs capitalized are recoverable through future sales of the software product under development.  At October 31, 2006, we had four projects underway for which costs were capitalized in Q3 2006.  Two of these projects are within Risk solutions and two are RevE solutions.  All current capitalized development projects are scheduled to be completed by the end of Q1 2007.

Amortization of Customer Relationships:  Amortization of customer relationships was $350,000 in both Q3 2006 and Q3 2005, and $1.1 million for YTD 2006 and YTD 2005.  The amortization results from the periodic recognition of amortization expense of intangible customer relationships acquired in the Check Solutions acquisition in fiscal 2001, and this amortization will continue until May 2007.

Restructuring and Other Charges:  There were no restructuring and other charges recorded to date in fiscal 2006.  However, in Q1 2005, we recorded $127,000 in restructuring and other charges, principally associated with the separation of six employees.  Additionally in Q1 2005, we also lowered our estimate by $32,000 for the costs associated with the discontinuance of one of our software offerings originally recorded in January 2004.  In Q2 2005, we recorded $28,000 in restructuring and other charges, principally associated with the separation of 2 employees.  Finally, in Q3 2005, we recorded $780,000 in restructuring and other charges, principally associated with the separation of 29 employees primarily within the GPT business segment.

The activity related to the accrued merger and restructuring costs to date in fiscal 2006 is as follows (in thousands):

	Workforce Reductions	CheckFlow Suite	Other	Total

Reserve balance at January 31, 2006	$87	$200	$47	$334
Cash paid	(87)	—	(35)	(122)
Reserve balance at October 31, 2006	$—	$200	$12	$212

We expect to complete these existing obligations by the end of fiscal 2006.

Other Income (Expense):

Interest Income ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Interest Income	$392	$185	$207	111.9%	$1,070	$495	$575	116.2%

Interest income consists of interest earned on marketable securities and cash and cash equivalents.  The increase in interest income on both a quarterly and YTD basis is primarily the result of higher average invested balances in fiscal 2006 and higher yields on these investments.

Interest Expense ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Interest Expense	$—	$122	$(122)	(100.0)%	$211	$334	$(123)	(36.8)%

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

Other income (expense) ($ in thousands):

	Three Months Ended October 31,		Variance		Nine Months Ended October 31,		Variance
	2006	2005	$	%	2006	2005	$	%

Minority share of net loss of Carretek LLC	150	269	(119)	(44.2)%	477	799	(322)	(40.3)%
Foreign exchange gains (losses)	(18)	12	(30)	250.0%	175	(89)	264	296.6%
Other	2	2	—	—%	(3)	8	(11)	(137.5)%

Total	$134	$283	$(149)	(52.7)%	$649	$718	$(69)	(9.6)%

We own a 51% interest in Carretek LLC (“Carretek”), through which we offer financial institutions offshore-centric outsourcing of their business processes.  Carretek generated approximately $307,000 and $549,000 of losses in Q3 2006 and Q3 2005, respectively, and $974,000 and $1.6 million of losses in YTD 2006 and YTD 2005, respectively.  Accordingly, the 49% share of these losses relating to the minority interest held by Majesco Software, Inc., or $150,000 and $269,000 in Q3 2006 and Q2 2005, respectively, and $477,000 and $799,000 in YTD 2006 and 2005, respectively, was recorded in other income (expense). Foreign exchange gains and losses fluctuated primarily as the result of changing exchange rates and our mix of engagements denominated in a foreign currency.

Provision for Income Taxes:  We have established a valuation allowance to reserve our net deferred tax assets at October 31, 2006 because of our inconsistent history of generating profitable operations and taxable income.  The tax provision was computed based on actual results by jurisdiction, which resulted in a foreign tax provision of $100,000 and $102,000 for the three months ended October 31, 2006 and 2005, respectively, and $314,000 and $270,000 for the nine months ended October 31, 2006 and 2005, respectively.  In addition to the provision for foreign taxes, we recorded $20,000 and $15,000 of U.S. Federal and State tax expense in the nine months ended October 31, 2006 and 2005, respectively, for alternative minimum tax purposes.

Liquidity and Capital Resources

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities.  At October 31, 2006, we had working capital of $24.6 million compared to $17.9 million at January 31, 2006.  We had $24.2 million in cash and cash equivalents at October 31, 2006, a decrease of $5.5 million from $29.7 million in cash and cash equivalents at January 31, 2006.  However, we also had $13.0 million of “available for sale” marketable securities at October 31, 2006, compared to $4.7 million at January 31, 2006.  We expect that existing cash and cash equivalents, marketable securities and our cash projected to be generated from operating activities will be sufficient to meet our presently anticipated liquidity requirements for the foreseeable future.

Cash provided by operating activities was $4.2 million for Q3 2006 compared to cash provided by operating activities of $2.2 million in Q3 2005.  Cash provided by operating activities was $6.3 million in YTD 2006 as compared to cash used in operating activities of $1.6 million in YTD 2005.  The increase in cash provided by operating activities on a quarterly basis is primarily the result of increased net income in Q3 2006 as compared to Q3 2005.  On a YTD basis, the increase in cash provided by operating activities is primarily related to increased levels of deferred revenue and accounts payable, along with increased amounts of non-cash stock compensation expense related to the adoption of FAS 123(R) on February 1, 2006.

Average days’ sales outstanding fluctuate for a variety of reasons, including the timing of billings specified by contractual agreement, and receivables for expense reimbursements.  Because we defer recognition of maintenance revenue until the maintenance fee is paid by the customer, no unpaid maintenance renewals nor related deferred revenue are reflected on our quarterly consolidated balance sheet.  Therefore, the following tables contain the quarterly days’ sales outstanding (DSO) calculations both with and without maintenance revenue:

Quarter ended	DSO, including maintenance revenue	DSO, excluding maintenance revenue

October 31, 2006	48	80
July 31, 2006	54	87
April 30, 2006	33	54
January 31, 2006	37	54
October 31, 2005	42	68

The general increase in DSO in the quarters ended July 31, 2006 and October 31, 2006 over the previous quarters is primarily the result of our RevE business segment providing payment terms for several large contracts recorded in Q1 and Q2 2006 which extended into Q3 and Q4 2006.

Cash used in investing activities increased to $7.9 million in Q3 2006 as compared to $423,000 in Q3 2005 and increased to $12.5 million in YTD 2006 as compared to $7.0 million in YTD 2005.  The increase in both the quarterly and YTD periods reflects the purchase of additional marketable securities and increased levels of software development costs capitalized and purchases of property and equipment in both periods.

Financing activities provided cash of $330,000 in Q3 2006 as compared to cash provided of $650,000 in Q3 2005.  Financing activities provided cash of $813,000 in YTD 2006 as compared to a use of cash of $1.8 million in YTD 2005.  The cash provided by financing activities in Q3 2006, Q3 2005 and YTD 2006 was related to proceeds from stock option exercises along with a minority shareholder cash investment in Carretek LLC.  The cash used in financing activities in YTD 2005 was related to $3.2 million of treasury stock purchases in YTD 2005.  These common stock purchases were performed under a program to purchase up to $5.0 million of the Company’s outstanding common stock during the period April 18, 2005 through October 15, 2005.

We were a party to a revolving credit agreement with a group of banks providing for a commitment amount of $30.0 million which was allowed to expire by its terms on July 31, 2006.  There had been no borrowings outstanding under the credit facility since Q1 2004 and we believe our current cash and cash equivalents, marketable securities and our cash projected to be generated from operations to be sufficient to meet our cash requirements for the foreseeable future.

The following summarizes our contractual obligations at October 31, 2006 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	1 Year or Less	Years 2-3	Years 4-5	After 5 Years

Operating leases	$11,065	$3,281	$5,821	$1,665	$298
	$11,065	$3,281	$5,821	$1,665	$298

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

Royalties

We are required to pay royalties in connection with software license, maintenance and consulting agreements entered into with certain customers under which we acquired third party software technology or other intellectual property used in products and services sold to our customers.  Under these arrangements, we accrue royalty expense when the associated revenue is recognized.  For current product offerings, the royalty percentages generally range from 20%-70% of the associated revenues.  Royalty expense is primarily included as a component of the cost of software license revenues; however, certain amounts are also included in cost of consulting and cost of software maintenance in the accompanying consolidated statements of operations.

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

Goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test utilizing the results of a third party appraisal.  We perform an annual impairment assessment on November 1st of each year or when factors indicate that goodwill should be evaluated for possible impairment.  During the quarterly period ended January 31, 2006, we performed our annual evaluation for goodwill impairment and determined that the carrying amount of goodwill was not impaired and have not noted any factors subsequent that would indicate impairment.  Goodwill at October 31, 2006 totaled $20.8 million.  Any deterioration in market conditions, increases in interest rates and changes in our projections with respect to the Global Payments Technologies reporting unit to which goodwill is allocated would result in additional impairment charges in the future.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us February 1, 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest our cash in a variety of financial instruments.  The vast majority of these investments is denominated in U.S. dollars and maintained with nationally recognized financial institutions.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to various factors including changes in interest rates.  At October 31, 2006, we held $13.0 million of marketable securities of which $2.7 million were auction rate securities.  The interest rate for these auction rate securities will adjust to the current market interest rate at each interest reset date, which is typically on at least a monthly basis.

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

Less than 10% of our accounts receivable balance at October 31, 2006 includes amounts denominated in a foreign currency.  We do not currently hedge our foreign currency exposure; however, we do try to limit our foreign currency exposure by negotiating these foreign contracts in U.S. Dollars.  In the future we may change this practice.  We will continue to evaluate the need to adopt a hedge strategy in the future and may implement a formal strategy in future periods.

Foreign exchange losses were $18,000 for the three months ended October 31, 2006 and foreign exchange gains were $12,000 in the three months ended October 31, 2005.  Foreign exchange gains were $175,000 in YTD 2006 and foreign exchange losses were $89,000 in YTD 2005.  These gains/losses were primarily the result of remeasurement of accounts receivable denominated in the British Pound and the Euro.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  As of October 31, 2006, they carried out an evaluation of our disclosure controls and procedures, and the Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Changes in Internal Control over Financial Reporting

We upgraded our current accounting system during Q3 2006, which impacted our internal control over financial reporting.  Management believes that the conversion to the upgraded system was adequately tested to provide reasonable assurance that our internal control over financial reporting was not materially affected or is reasonably likely to be materially affected in the future.

PART II:   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are periodically involved in litigation and claims which arise in the normal course of business.  In management’s opinion, no pending proceeding is reasonably expected to have a material adverse effect on our financial position or results of operations.

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

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Number	Exhibit Description

10.1	Amended and Restated Employment Agreement dated October 11, 2006 between the Company and Suzette L. Massie

10.2	Amended and Restated Employment Agreement dated October 11, 2006 between the Company and Lisa K. Peterson

10.3

First Amendment to Employment Agreement dated August 10, 2006 between the Company and John D. Carreker, III (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

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

CARREKER CORPORATION

By:	/s/ John D. Carreker, Jr.	Date:	December 7, 2006
John D. Carreker, Jr.
Chairman of the Board and
Chief Executive Officer

By:	/s/ Lisa K. Peterson	Date:	December 7, 2006
Lisa K. Peterson
Chief Financial Officer